Form 10-Q
period 1998-03-31
EXTENDED SYSTEMS INC
filed 1998-05-14
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM_____ TO _____

                               ------------------

                         Commission File Number_________

                          EXTENDED SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

                DELAWARE                               82-0399670
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


                   5777 NORTH MEEKER AVENUE, BOISE, ID 83713
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (208) 322-7575

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of April 30, 1998 was 8,173,855.

================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION PAGE

         Item 1. Financial Statements

                 Consolidated Income Statements for the Three and Nine Months Ended
                    March 31, 1997 and 1998 ....................................................      1

                 Consolidated Balance Sheets as of June 30, 1997 and
                    March  31, 1998 ............................................................      2

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                    March 31, 1997 and March 31, 1998 ..........................................      3

                 Notes to Consolidated Financial Statements ....................................      4

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ......................................................      6

PART II. OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K: .............................................     17

SIGNATURE ......................................................................................     18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   MARCH 31                    MARCH 31
                                            ------------------------    ------------------------
                                              1997            1998        1997            1998
                                            --------        --------    --------        --------
Net revenue ............................    $  9,466        $ 13,061    $ 28,024        $ 36,344
Cost of net revenue ....................       3,529           5,541      10,776          14,933
                                            --------        --------    --------        --------
Gross profit ...........................       5,937           7,520      17,248          21,411
Operating expenses:
   Research and development ............       1,200           1,614       3,594           4,712
   Marketing and .......................       2,720           3,533       7,658          10,178
   General and administrative ..........         692             841       2,054           2,347
                                            --------        --------    --------        --------
     Income from operations ............       1,325           1,532       3,942           4,174
Other expense, net .....................         194              60         405             195
Interest expense .......................         157             151         462             497
                                            --------        --------    --------        --------
Income before income taxes .............         974           1,321       3,075           3,482
Provision for income taxes .............         351             469       1,109           1,236
                                            --------        --------    --------        --------
     Net Income ........................    $    623        $    852    $  1,966        $  2,246
                                            ========        ========    ========        ========
Earnings per share:
      Basic ............................    $   0.09        $   0.12    $   0.29        $   0.32
      Diluted ..........................    $   0.09        $   0.11    $   0.28        $   0.31
Number of shares used in
  earnings per share calculation:
      Basic ............................       6,870           7,278       6,869           7,010
      Diluted ..........................       7,181           7,571       7,124           7,293

     The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                                JUNE 30, 1997    MARCH 31, 1998
                                                                -------------    --------------
ASSETS
Current:
  Cash and cash equivalents ...............................        $  6,621         $ 16,218
  Accounts receivable, net ................................           6,917            7,614
  Inventories:
    Purchased parts .......................................           2,240            2,155
    Finished goods ........................................           1,647            2,997
  Prepaids and other ......................................             411              719
                                                                   --------         --------
    Total current assets ..................................          17,836           29,703
Property and equipment, net ...............................           7,335            8,593
Investment and other assets ...............................             506              206
                                                                   --------         --------
    Total assets ..........................................        $ 25,677         $ 38,502
                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
  Accounts payable ........................................        $  3,150         $  4,054
  Accrued payroll and related benefits ....................           1,059            1,297
                                                                   --------         --------
    Total current liabilities .............................           4,209            5,351
Long-term debt ............................................           7,210            7,641
Deferred income taxes .....................................             233              417
                                                                   --------         --------
    Total liabilities .....................................          11,652           13,409
                                                                   --------         --------
Stockholders' equity:
  Common stock ............................................             687                8
  Additional paid-in capital ..............................             502           10,676
  Retained earnings .......................................          14,004           15,918
  Treasury stock ..........................................             (43)              --
  Foreign currency translation ............................            (123)            (331)
  Deferred compensation ...................................          (1,002)          (1,178)
                                                                   --------         --------
    Total stockholders' ...................................          14,025           25,093
                                                                   --------         --------
    Total liabilities and stockholders' equity ............        $ 25,677         $ 38,502
                                                                   ========         ========

     The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -------------------------
                                                                      1997             1998
                                                                    --------         --------
Net cash provided by operating activities ..................        $    903         $  2,847
                                                                    --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .......................          (1,499)          (1,826)
  Other investing activities ...............................              32               10
                                                                    --------         --------
         Net cash used by investing activities .............          (1,467)          (1,816)
                                                                    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock purchased .................................             (66)            (206)
  Proceeds from issuance of common stock ...................              63            8,835
  Other financing activities ...............................            (187)              52
                                                                    --------         --------
         Net cash provided by (used by)
           financing activities ............................            (190)           8,681
  Effect of exchange rate changes on cash ..................             (19)            (115)
                                                                    --------         --------
  Net increase (decrease) in cash and cash equivalents .....            (773)           9,597
CASH AND CASH EQUIVALENTS:
  Beginning of period ......................................           5,729            6,621
                                                                    --------         --------
  End of period ............................................        $  4,956         $ 16,218
                                                                    ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid ........................................        $  1,416         $  1,034
  Deferred compensation ....................................             189              543
  Equipment financed with long-term lease ..................             151              210
  Interest paid ............................................              50               71

     The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION: The unaudited consolidated financial statements include the accounts of Extended Systems, Incorporated, a Delaware corporation, and its wholly-owned subsidiaries (the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, and the consolidated results of operations and cash flows. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Registration Form on Form S-1 and Prospectus dated March 4, 1998.

EARNINGS PER SHARE: Earnings per share are calculated pursuant to statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if the potential dilutive common shares had been issued using the treasury stock method.

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              MARCH 31                  MARCH 31
                                                         -------------------       -------------------
                                                          1997         1998         1997         1998
                                                         ------       ------       ------       ------
                                                            (in thousands, except per share amounts)
Basic
  Net income .....................................       $  623       $  852       $1,966       $2,246
  Weighted average shares outstanding ............        6,870        7,278        6,869        7,010
                                                         ------       ------       ------       ------
  Basic earnings per share .......................       $ 0.09       $ 0.12       $ 0.29       $ 0.32
                                                         ======       ======       ======       ======
Diluted
  Net income .....................................       $  623       $  852       $1,966       $2,246
                                                         ------       ------       ------       ------
  Weighted average shares outstanding ............        6,870        7,278        6,869        7,010
  Net effect of dilutive stock options ...........          311          293          255          283
                                                         ------       ------       ------       ------
    Total shares and dilutive ....................        7,181        7,571        7,124        7,293
                                                         ------       ------       ------       ------
  Diluted earnings per ...........................       $ 0.09       $ 0.11       $ 0.28       $ 0.31
                                                         ======       ======       ======       ======

Earnings per share computations exclude stock options and potential shares for convertible debentures to the extent that their effect would have been antidilutive.

STOCKHOLDERS' EQUITY:

On March 2, 1998 a registration statement relating to the Company's initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company sold

1,300,000 shares of common stock to the public for $8.00 per share. The Company received net proceeds of $8,722,000 after deducting the underwriting discount and offering expenses.

COMMON STOCK SUBJECT TO RESCISSION: The Company sold shares of its common stock to employees and others which were not made pursuant to a registration statement filed under the Securities Act of 1933 as amended or any filings pursuant to the laws of any of the states in which such sales occurred ("State Blue Sky Laws"). Appropriate exemptions from the registration and qualification provisions of the Securities Act and State Blue Sky Laws may not have been available. As a result, the Company is planning to make a Rescission Offer and purchasers of these securities will be entitled to a return of the consideration paid of approximately $358,000 for their stock plus interest of $45,000 at applicable statutory rates, as of March 31, 1998. Management does not expect acceptances of the Rescission Offer to have a material impact on the financial position or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in "Factors That May Affect Future Results" and elsewhere in the Company's Registration Statement on Form S-1 and Prospectus dated March 4, 1998.

RESULTS OF OPERATIONS

                                  QUARTER ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                           -----------------------------------    -----------------------------------
(Dollars in thousands)       1997       % CHANGE        1998        1997       % CHANGE        1998
                           --------     --------      --------    --------     --------      --------
Net revenue                $  9,466         38.0%     $ 13,061    $ 28,024         29.7%     $ 36,344


The growth in net revenue for the third quarter and first nine months of fiscal 1998 was principally due to revenue from the Company's line of port replicator products, which were first introduced in February 1997, increased sales of ExtendNet and OEM print servers, increased OEM license revenue from the Company's infrared products, increased non-recurring engineering ("NRE") revenues for infrared OEM development, revenues from ExtendNet VPN and ExtendNet IAS products, which were first introduced in October 1997, and increased revenue from North American sales of Advantage Database products. While unit sales of ExtendNet print servers increased, the increase was offset in part by a decline in the average selling price of ExtendNet print servers due to higher sales of lower priced print servers as a percentage of sales. In addition, higher revenue was partially offset by declining unit sales in the printer sharing business, and by decreased international sales of Advantage Database products.

                                  QUARTER ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                           -----------------------------------    -----------------------------------
(Dollars in thousands)       1997       % CHANGE        1998        1997       % CHANGE        1998
                           --------     --------      --------    --------     --------      --------
Gross profit               $  5,937         26.7%     $  7,520    $ 17,248         24.1%     $ 21,411
Gross margin                   62.7%                      57.6%       61.5%                      58.9%

The decrease in gross margin for the third quarter and first nine months of fiscal 1998 was principally due to a shift in product mix. Sales of port replicator products, which have a lower gross margin, were a higher percentage of sales in the third quarter and first nine months of fiscal 1998 as compared to the same periods in 1997. The decrease was also due to lower margins on print server products caused by a shift in the print server product mix to lower priced print servers. This decrease was offset in part by strong royalty, license and non-recurring engineering ("NRE") revenue. The Company expects continued downward pressure on gross margin as increased sales of lower gross margin products such as port replicators and lower priced print servers become a larger percentage of the Company's net revenue.

                                  QUARTER ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                           -----------------------------------    -----------------------------------
(Dollars in thousands)       1997       % CHANGE        1998        1997       % CHANGE        1998
                           --------     --------      --------    --------     --------      --------
Research and development   $  1,200         34.5%     $  1,614    $  3,594         31.1%     $  4,712
  as a % of net revenue        12.7%                      12.4%       12.8%                      13.0%

The increase in research and development expense for the third quarter of fiscal 1998 was principally due to increased staffing in the infrared development groups. The decrease as a percent of revenue in the third quarter was principally due to increased revenues compared to the same period in fiscal 1997. The increase for the first nine months of fiscal 1998 was principally due to increased staffing in the infrared development groups and the ExtendNet VPN development group.

                                  QUARTER ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                           -----------------------------------    -----------------------------------
(Dollars in thousands)       1997       % CHANGE        1998        1997       % CHANGE        1998
                           --------     --------      --------    --------     --------      --------
Marketing and sales        $  2,720         29.9%     $  3,533    $  7,658         32.9%     $ 10,178
  as a % of net revenue        28.7%                      27.0%       27.3%                      28.0%

The increase in marketing and sales expenses for the third quarter of fiscal 1998 was principally due to increased promotional costs associated with the port replicator and ExtendNet VPN products, increased staffing in both domestic marketing and sales groups and increased marketing activity in the Company's German subsidiary. The decrease as a percent of revenue in the third quarter was due to increased revenues compared to the same period in fiscal 1997. The increase for the first nine months of fiscal 1998 was principally due to promotional costs associated with the port replicator and ExtendNet VPN products, increased staffing and promotional activity the Company's German subsidiary, increased commissions, training, and promotional activity in the North American sales groups and increased staffing and general marketing and sales activity at Counterpoint Systems Foundry, Inc., a wholly-owned subsidiary.

                                   QUARTER ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                            -----------------------------------    -----------------------------------
(Dollars in thousands)        1997       % CHANGE        1998        1997       % CHANGE        1998
                            --------     --------      --------    --------     --------      --------
General and administrative  $    692         21.5%     $    841    $  2,054         14.3%     $  2,347
  as a % of net revenue          7.3%                       6.4%        7.3%                       6.5%

The increase in general and administrative expenses in absolute dollars for the third quarter and first nine months of fiscal 1998 was principally due to increased administrative expenses at the Company's subsidiaries and increased fees for professional services. The decrease as a percentage of revenue in the third quarter and the first nine months of 1998 was due to increased revenue compared to the same periods in fiscal 1997.

                                  QUARTER ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                           -----------------------------------    -----------------------------------
(Dollars in thousands)       1997       % CHANGE        1998        1997       % CHANGE        1998
                           --------     --------      --------    --------     --------      --------
Other expense, net         $    194        -69.1%     $     60    $    405        -51.9%     $    195
  as a % of net revenue         2.0%                       0.5%        1.4%                       0.5%

The decrease in other expenses for the third quarter of fiscal 1998 was principally due to decreased foreign exchange losses, increased interest income, and decreased amortization expense, offset by an increase in the allowance for doubtful accounts. The decrease in other expenses for the first nine months of fiscal 1998 was principally due to decreased foreign currency losses and a $180,000 non-recurring write down of a minority investment in the prior year, as well as decreased amortization expense.

                                  QUARTER ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                           -----------------------------------    -----------------------------------
(Dollars in thousands)       1997       % CHANGE        1998        1997       % CHANGE        1998
                           --------     --------      --------    --------     --------      --------
Interest expense           $    157         -3.8%     $    151    $    462          7.6%     $    497

The decrease in interest expense for the third quarter of fiscal 1998 was principally due to a reduction in the accrued interest expense related to deferred income from the Company's Domestic International Sales Corporation
(DISC), partially offset by increased interest expense resulting from an increase in the balance of the Company's long-term debt. The increase in interest expense for the first nine months of fiscal 1998 was principally due to increased interest expense resulting from an increase in the balance of the Company's long-term debt, offset by a reduction in the accrued interest expense related to deferred income from the Company's DISC.

                                  QUARTER ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                           -----------------------------------    -----------------------------------
(Dollars in thousands)       1997       % CHANGE        1998        1997       % CHANGE        1998
                           --------     --------      --------    --------     --------      --------
Provision for income
  taxes                    $    351         33.6%     $    469    $  1,109         11.5%     $  1,236

The increase in the provision for income taxes for the third quarter and first nine months of fiscal 1998 was primarily due to higher net income before taxes, offset by a decrease in the effective tax rate from 36.0% in fiscal 1997 to 35.5% in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

                                                                       NINE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
(Dollars in thousands)                                              1997       $ CHANGE        1998
                                                                  --------     --------      --------
Net cash used by operating activities                             $    903     $  1,944      $  2,847

Historically, the Company has funded its operations primarily through cash generated from operations. The increase in net cash provided by operating activities reflects increased net income and increases in accounts payable and decreases in accounts receivable and prepaid expenses, which were offset in part by increases in inventory.

                                                                       NINE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
(Dollars in thousands)                                              1997       $ CHANGE        1998
                                                                  --------     --------      --------
Net cash used by investing activities                             $ (1,467)    $   (349)     $ (1,816)

Net cash used by investing activities for the nine months ended March 31, 1998 consisted largely of capital expenditures from the expansion of the Company's Boise facility and the replacement of internal information systems. In addition, the Company made capital expenditures for equipment and related software associated with increased staffing.

The Company currently plans to incur aggregate capital expenditures of approximately $2.8 million in fiscal 1998, primarily for building improvements, system improvements, personal computers, technology equipment, software and office furnishings.

                                                                       NINE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
(Dollars in thousands)                                              1997       $ CHANGE        1998
                                                                  --------     --------      --------
Net cash provided by (used by) financing activities               $   (190)    $  8,871      $  8,681

Net cash provided by financing activities for the nine months ended March 31, 1998 consisted primarily of net proceeds from the Company's initial public offering on March 4, 1998.

The Company has a $5.0 million uncollateralized bank revolving line of credit that expires on March 31, 1999. Interest on borrowings is at the bank's prime rate. There were no borrowings under this line as of March 31, 1998.

The Company issued zero coupon promissory notes to certain investors on September 30, 1992 for $4,000,000. The notes have a maturity value in September 1999 of $7,625,000 and may be converted at any time at the option of the holder into a total of 495,810 shares of Common Stock. If held to maturity, the notes would yield 9.25%. The Company also issued 10% promissory notes in the principal amount of $500,000 to the same investors on September 30, 1992 that may be converted at any time prior to maturity in September 1999 at the option of the holders into a total of 61,977 shares of Common Stock. Interest on the 10% promissory notes is paid annually in arrears.

Both the zero coupon and the 10% promissory notes (the "Notes") are subordinated in right of payment to future senior indebtedness of the Company. In the event of a change in control, as defined in the Notes, or the sale of substantially all of the assets of the Company, the holders may require redemption of the Notes at the issue price plus accrued original issue discount. The Company has a right of first refusal to purchase the Notes or, if converted, the stock.

The Company believes that its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations and the net proceeds from the Company's initial public offering of common stock, will be sufficient to fund its anticipated working capital, capital expenditures and debt payment requirements for at least the next 12 months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. The Company has no present commitments or agreements with respect to any such transaction. However, the Company may acquire businesses, products or technologies in the future. In addition, the Company may be obligated to repurchase shares tendered in connection with the Recission Offer for a maximum liability of approximately $358,000 plus interest of $45,000 as of March 31, 1998. See "Recission Offer" in the Notes to Consolidated Financial Statements. There can be no assurance that the Company will not require additional financing in the future or, if the Company were required to obtain additional financing in the future, that sources of capital will be available on terms favorable to the Company, if at all.

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES

The Company derives a substantial portion of its revenue from international sales, principally through its international subsidiaries in France, Germany and the United Kingdom, and through a limited number of independent distributors. Sales made by the Company's foreign subsidiaries are denominated in the foreign country's currency. Fluctuations in exchange rates between the U.S. dollar and other foreign currencies could materially affect the Company's results of operations. The Company recognized a net foreign exchange loss of $60,000 for the nine months ended March 31, 1998, $275,000 in fiscal 1997 and $37,000 in fiscal 1996. The Company has not engaged in significant exchange rate hedging activities. To the extent that the Company implements hedging activities in the future with respect to foreign currency transactions, there can be no assurance that the Company will be successful in such hedging activities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the risk factors discussed elsewhere in this Form 10-Q and in the Company's Registration Statement on Form S-1 and Prospectus dated March 4, 1998, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

Potential Fluctuations in Operating Results. The Company's operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future on a quarterly and an annual basis. Prior growth rates that the Company has experienced in net revenue and net income should not be considered indicative of future growth rates. Factors that could cause the Company's future operating results to fluctuate include the level of demand for the Company's products, the Company's success in developing new products, the timing of new product introductions and product enhancements by the Company and its competitors, market acceptance of the Company's new and enhanced products, the emergence of new industry standards, the timing of customer orders, the mix of products sold, competition, the mix of distribution channels through which the Company's products are sold and general economic conditions. Many of such factors are beyond the Company's control.

The Company typically operates with a relatively small order backlog. As a result, quarterly sales and operating results depend in large part on the volume and timing of orders received within the quarter, which are difficult to forecast. A significant portion of the Company's expense levels is fixed in advance, based in large part on the Company's forecasts of future revenue. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual revenue as compared to estimated revenue could have a material adverse effect on the Company's business and results of operations.

A substantial majority of the Company's net revenue results from the sale of products to distributors and original equipment manufacturers ("OEMs"), which sales are difficult to predict and may have lower margins than sales through other channels. Sales through such channels may contribute to increased fluctuations in operating results. A significant portion of the Company's revenue in any quarter is typically derived from sales to a limited number of distributors. Any significant deferral of purchases of the Company's products by its distributors could have a material adverse effect on the Company's business and results of operations in any particular period.

The Company has experienced some degree of seasonality of net revenue, and the Company expects to continue to experience seasonality in the future. Net revenue in the first fiscal quarter typically is lower than net revenue in the fourth fiscal quarter, reflecting lower sales in Europe and certain other regions in the summer months when business activities are reduced.

As a result of the foregoing factors, the Company's operating results may be subject to significant volatility. It is likely that in a future period the Company will fail to achieve anticipated operating results. Any shortfall in net revenue, gross margin or net income from levels expected by securities analysts in any period could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

Dependence on Recently Introduced Products. The Company's future results of operations will be highly dependent upon the success of recently introduced products, including the ExtendNet VPN, ExtendNet IAS, Advantage Internet Server, Advantage Database Server Version 5.0, and the port replicators. Newly introduced products are subject to a number of risks, including failure to achieve market acceptance and poor product performance. The Company is unable to predict with any degree of certainty the rate of market acceptance of these newly introduced products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or refinement before they achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's business and results of operations.

Risks Associated With New and Evolving Markets. The markets for distributed and mobile network connectivity products are still emerging, and there can be no assurance that they will continue to grow or that, even if the markets grow, the Company's products that address these markets will be successful. The Company's success in generating significant revenue in these evolving markets will depend upon, among other things, its ability to demonstrate the benefits of its technology to potential distributors, OEMs and end users, to maintain and enhance its relationships with leading distributors and to expand successfully its distribution channels. The success of the ExtendNet VPN and ExtendNet IAS products will rely, to a large degree, on the increased use of the Internet by businesses as replacements for, or enhancements to, their private networks.

There can be no assurance that businesses will develop sufficient confidence in the Internet to deploy the Company's products to a significant degree. The inability of the Company to continue to penetrate the existing markets for distributed and mobile network connectivity products or the failure of current markets to grow or new markets to develop or be receptive to the Company's products could have a material adverse effect on the Company's business and results of operations. The emergence of markets for the Company's products will be affected by a number of factors beyond the Company's control. For example, the Company's products are designed to conform to certain standard infrared and networking specifications. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge which will be preferred by the Company's customers. In addition, there can be no assurance that infrared technology itself will be adopted as the standard or preferred technology for wireless connectivity or that manufacturers of personal computers will elect to bundle the infrared technology in their products. The emergence of markets for the Company's products is critically dependent upon continued expansion of the market for mobile computing devices and the timely introduction and successful marketing and sale of mobile computing products such as notebook computers and personal digital assistants, of which there can be no assurance.

Product Concentration. In fiscal 1997 and the first nine months of fiscal 1998, 64% and 54%, respectively, of the Company's net revenue was derived from sales of ExtendNet print servers. The Company believes that this product line will continue to account for a significant portion of the Company's net revenue and gross profit. The Company expects that its gross margin on sales of ExtendNet print servers will decline as a result of a shift in product mix toward lower priced print servers and competitive pricing pressures. The Company's future operating results, particularly in the near term, are dependent upon the continued market acceptance of ExtendNet print servers. There can be no assurance that ExtendNet print servers will continue to meet with market acceptance or that the Company will be successful in developing, introducing or marketing new or enhanced products. A decline in the demand for ExtendNet print servers, as a result of competition, technological change or other factors, or the failure to successfully develop, introduce or market new or enhanced products could have a material adverse effect on the Company's business and results of operations. The life cycle of ExtendNet print servers is difficult to estimate because of, among other factors, the presence of strong competitors in the market and the likelihood of future competition.

Reliance on Distribution Channels. The Company sells its products, domestically and internationally, primarily to distributors and resellers, and to a lesser extent to OEM customers. The Company's success depends on the continued sales efforts of its network of distributors and resellers. The Company's key distributors include Ingram Micro Inc. ("Ingram Micro") and Tech Data Corporation ("Tech Data"). In fiscal 1997, sales to Ingram Micro accounted for 19% of the Company's net revenue. For the quarter and nine months ended March 31, 1998, sales to Ingram Micro, Inc. accounted for 24% of net revenue. For the nine months ended March 31, 1998, sales to Tech Data accounted for 11% of the Company's net revenue. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business and results of operations.

The Company provides most of its distributors and resellers with limited product return rights for stock rotation. There can be no assurance that the Company will not experience significant returns in the future or that it will have made adequate allowances to offset such returns. The Company also provides most of its distributors and resellers with price protection rights. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors or resellers if the Company lowers its prices for such products. The short life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors or other factors affecting the markets in which the Company competes could result in significant product returns. In addition, new product introductions by competitors or other market factors could require the Company to reduce prices in a manner or at a time which has a material adverse impact upon the Company's business and results of operations.

The Company intends to continue to enhance and diversify its international and domestic distribution channels. None of the Company's distributors or OEMs is obligated to purchase the Company's products except pursuant to current purchase orders. The Company's ability to achieve future revenue growth will depend in large part on its success in recruiting and training sufficient sales personnel, distributors, value added resellers ("VARs") and OEM customers. Certain of the Company's existing distributors currently distribute, or may in the future distribute, the product lines of the Company's competitors. There can be no assurance that the Company will be able to attract, train and retain a sufficient number of its existing or future third-party distributors or direct sales personnel, that such third-party distributors will recommend, or continue to recommend, the Company's products or that the Company's distributors will devote sufficient resources to market and provide the necessary customer support for such products. The Company's OEM customers may in the future incorporate competing products into their systems or internally develop competing solutions. In the event that the Company's OEM customers reduce their purchases of the Company's products, the Company's future growth would be adversely affected. All of these factors could have a material adverse effect on the Company's business and results of operations.

Competition. The markets for the Company's products are intensely competitive, and are characterized by frequent new product introductions, rapidly changing technology and standards, constant price pressure and competition for distribution channels. The principal competitive factors in the Company's markets include product performance, reliability, price, breadth of product line, sales and distribution capability and technical support and service. Certain of these factors are outside the Company's control. There can be no assurance that the Company will be able to compete successfully in the future with respect to these or any other competitive factors or that competition will not have a material adverse effect on the Company's business and results of operations.

Risks of International Sales and Operations. The Company derives a substantial portion of its net revenue from international sales, principally through its international sales subsidiaries and a limited number of distributors. In fiscal 1997, international sales represented 44% of net revenue. For the quarter and nine months ended March 31, 1998, international sales represented 48% and 44%, respectively, of net revenue and the Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. If any significant international distributor were to cease purchasing products or were to significantly reduce its orders from the Company for any reason, the Company's business and operating results could be materially and adversely affected. International sales are subject to a number of risks, including changes in foreign government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability.

A substantial portion of the Company's international sales are typically denominated in U.S. dollars. As a result, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. The Company operates sales subsidiaries in France, Germany and the United Kingdom. The sales made through these subsidiaries are primarily denominated in local currencies. Accordingly, the Company's international operations impose a risk upon its business as a result of exchange rate fluctuations. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business and results of operations. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign markets.

Risks Associated With New Product Development. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets research and development expenses based on planned product introductions and enhancements; however, actual expenses may differ significantly from budget. The product development process involves a number of risks. The development of new, technologically advanced hardware and software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, to avoid excessive levels of older product inventories and to ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company has in the past experienced, and is likely in the future to experience, delays in the introduction of new products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to achieve market acceptance or problems associated with new product transitions could adversely affect the Company's business and results of operations.

Risks Associated With Third-Party Manufacturers and Suppliers. The Company's future success will depend, in significant part, on its ability to continue to have third parties manufacture its products successfully, cost-effectively and in sufficient volumes to meet customer demand. The Company maintains a limited in-house manufacturing capability for performing materials procurement, final assembly, testing, quality assurance and shipping. The Company relies primarily on independent subcontractors to manufacture its products, and the Company intends to increase its reliance upon third-party manufacturers in the future.

Certain of the Company's products are manufactured in their entirety by third parties. For example, the ExtendNet IAS is manufactured by Apexx Technology, Inc. In addition, the Company's port replicator and in-air and in-car charger products are manufactured by Mobility Electronics. The reliance on third-party manufacturers involves a number of risks, including the potential inability to obtain an adequate supply of products and reduced control over delivery schedules, product quality and product cost. In addition, from time to time the Company has agreed with certain suppliers that the Company will purchase certain components exclusively from such suppliers. Because the manufacturing of the Company's products can involve long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet its customers' demands. The Company also relies on third party suppliers for components used in its products. Certain of the components used in the Company's products, including certain semiconductor components and infrared transmission components, are currently available from a limited number of suppliers. Any inability to obtain adequate deliveries or other circumstances that would require the Company to seek alternative manufacturers could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and end users and could therefore have a material adverse affect on the Company's business and results of operations.

Dependence on Licensed Technology. The Company licenses technology on a non-exclusive basis from several companies for use with its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license this technology or to license other necessary technology for use with its products, or substantial increases in royalty payments pursuant to third-party licenses, could have a material adverse effect on the Company's business and results of operations. In addition, the effective implementation of the Company's products depends upon the successful operation of this licensed software in conjunction with the Company's products, and therefore any undetected errors in products resulting from such software may prevent the implementation or impair the functionality of the Company's products, delay new product introductions and injure the Company's reputation. Such problems could have a material adverse effect on the Company's business and results of operations.

Product Errors; Product Liability. Software and hardware products as complex as those offered by the Company typically contain undetected errors when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments. Any such errors, or "bugs," could result in dissatisfied customers and the loss of or delay in market acceptance of the new product, any of which could have a material adverse effect upon the Company's business and results of operations. Although to date the Company has not experienced any product liability claims, there can be no assurance that the Company will not face product liability claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business and results of operations.

Management of Growth. Any future growth experienced by the Company is likely to place a significant strain on the Company's administrative, operational and financial resources and to increase demands on the Company's systems and controls. Future growth may also result in an increase in the scope of responsibility for management personnel. The Company anticipates that growth and expansion will require it to recruit, hire, train and retain a substantial number of new engineering, executive, sales and marketing personnel. As is the case with many technology companies, in the current employment environment the Company has experienced difficulty in recruiting qualified personnel, and continued difficulty in this regard could limit the Company's ability to grow. In order to manage its growth successfully, the Company will continue to expand and improve its operational, management and financial systems and controls. There can be no assurance that the Company will successfully implement such systems and controls on a timely basis. If the Company's management is unable to manage growth effectively, the Company's business and results of operations could be materially adversely affected.

Risks Associated With Acquisitions by the Company. In April 1997, the Company acquired Counterpoint Systems Foundry, Inc. ("Counterpoint"), a provider of advanced infrared connectivity software. As part of its growth strategy, the Company intends to pursue the acquisition of other companies that either complement or expand its existing business. The Company is continually evaluating potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and difficulties, including the expansion into new markets and business areas, the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, the integration of the acquired companies' management information systems with those of the Company, potential adverse short-term effects on the Company's operating results, the amortization of acquired intangible assets and the need to present a unified corporate image. In addition, acquisitions could result in the need to expend substantial amounts of cash. While the Company believes that it has sufficient funds to finance its operations for at least the next twelve months, to the extent that such funds are insufficient to fund the Company's activities, including any potential acquisitions, the Company may need to raise additional funds through public or private equity or debt financing or from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional equity or debt financing will be available or that, if available, it can be obtained on terms favorable to the Company or its stockholders.

There can be no assurance that the Company will be successful in identifying acquisition candidates, that the Company will have adequate resources to consummate any acquisition, that any acquisition by the Company will or will not occur, that if any acquisition does occur it will not have a material adverse effect on the Company's business and results of operations or that any such acquisition will be successful in enhancing the Company's business.

Proprietary Rights and Risks of Infringement. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary intellectual property rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has three issued United States patents that expire in 2006 and beyond and has five patent applications pending. The Company has registered nine trademarks in the United States, including "JetEye" and "ExtendNet." The Company's future success is dependent in part upon its proprietary technology. There can be no assurance that any patent, trademark or copyright owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the

Company. Effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology by foreign companies.

The Company has entered into source code and design document escrow agreements with a limited number of its customers requiring release of design details in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances. The provision of source code to third parties may increase the likelihood of misappropriation.

As is common in its industry, the Company has from time to time received notification from other companies of intellectual property rights held by those companies upon which the Company's products may infringe. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which could be material. As a result, the Company could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered, that the terms of any offered license would be acceptable to the Company or that the failure to obtain a license would not adversely affect the Company's business and results of operations.

In order to protect its proprietary rights, the Company may in the future initiate proceedings against third parties. Any litigation, whether brought by or against the Company, could result in the incurrence of significant expenses by the Company. In addition, any such litigation could result in a diversion of management's time and efforts. A claim by the Company against a third party could prompt a counterclaim by the third party against the Company, which could have an adverse effect on the Company's intellectual property rights. Any of the foregoing could result in a material adverse effect on the Company's business and results of operations.

Rescission Offer. On April 3, 1998, the Company filed a registration statement on Form S-1 to register a rescission offer (the "Rescission Offer") under the Securities Act of 1933, as amended (the "Securities Act") and pursuant to the securities laws of the states of Idaho, Maryland, Massachusetts, Montana and New York, covering shares of the Company's Common Stock which may have been sold in violation of the registration requirements of applicable federal and state securities law, which represented an aggregate of 163,334 shares as of March 31, 1998 (the "Rescission Stock"). Because of the frequency and number of sales, including the number of persons who received offers and who purchased shares, the private placement exemption under the Securities Act may not have been available for the Company's prior sales of the Rescission Stock. The Company will offer to rescind such prior sales by repurchasing the Rescission Stock at the price per share paid therefor (a range of $0.15 per share to $8.76 per share) plus interest thereon at various statutory rates in effect for the applicable states from the date of purchase by each purchaser to the expiration of the Rescission Offer. The Rescission Offer will expire approximately thirty days after the effectiveness of the registration statement with respect to the Rescission Stock. If all offerees accept the Rescission Offer, the Company would be required to make an aggregate payment of approximately $358,000 plus interest of $45,000 as of March 31, 1998. Offerees who do not accept the Rescission Offer will, for purposes of applicable federal and state securities laws, be deemed to hold registered shares under the Securities Act which will be freely tradeable in the public market as of the effective date of the registration statement with respect to the Rescission Stock, subject to any lockup agreements entered into by such stockholders. The Securities Act does not expressly provide that a Rescission Offer will terminate a purchaser's right to rescind a sale of stock which was not registered under the Securities Act as required. However, federal law does provide that a stockholder may lose any rescission rights under federal securities laws one year from the date of purchase of such stockholders shares. Accordingly, should the Rescission Offer be rejected by any or all offerees, the

Company may continue to have contingent liability under the Securities Act for the purchase price of Rescission Stock up to an aggregate amount of approximately $104,000.

As of the date hereof, the Company is not aware of any claims for rescission against the Company. While the Company will offer to rescind the sales of the Rescission Stock, there can be no assurance that the Company will not otherwise be subject to possible penalties or fines relating to these issuances. The Company believes that the Rescission Offer will provide it with additional meritorious defenses to any such future claims. See note to financial statements.

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business and results of operations.

Dependence on Key Personnel. The Company's future success will depend to a significant degree upon the continuing contributions of its key management, engineering, sales and marketing personnel. The Company does not maintain any key person life insurance policies. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled management, engineering, sales and marketing personnel. In particular, the Company is currently attempting to recruit new engineering personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. Failure to recruit, hire, train and retain key personnel would limit future growth and could have a material adverse effect on the Company's business and results of operations.

Stock Price Volatility. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the computer industry, changes in earnings estimates or recommendations by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many technology companies for reasons that may be unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS
          3.1   Certificate of Amendment of Bylaws
         27.1   Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1923, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Extended Systems Incorporated

                                       By: /s/  Karla K. Rosa
                                           -----------------------------------
                                           Karla K. Rosa
                                           Vice President, Finance
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

                                 EXHIBIT INDEX

      EXHIBIT
       NUMBER       DESCRIPTION
      -------       -----------
          3.1       Certificate of Amendment of Bylaws
         27.1       Financial Data Schedule