Form 10-K405
period 1998-06-30
EXTENDED SYSTEMS INC
filed 1998-09-28
CIK 1051490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    -----------

                                     FORM 10-K


               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                         OR

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _____ TO _____

                                    -----------

                          Commission File Number 000-23597

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

         Securities registered pursuant to Section 12(b) of the Act:  NONE

            Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by nonaffiliates of the affiliates of the Registrant, based upon the closing price of such stock as of August 31, 1998, as reported by the Nasdaq Stock Market, was approximately $21.5 million. Shares of Common Stock held by each officer and director and by each person who own 5% or more of the outstanding shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of September 21, 1998, there were 8,247,260 shares outstanding of the Registrant's Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 1998, are incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           EXTENDED SYSTEMS INCORPORATED

                            1998 FORM 10-K ANNUAL REPORT

                                 TABLE OF CONTENTS



                                                                                                          PAGE

PART I.

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . .    10

Item 4A.  Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters. . . . . . . . . . . . .    12

Item 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . .    13

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . .    23

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . .    23

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . .    23

PART III.

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . .    24

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . .    24

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .    24

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . . . . . . .    24

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42

FORWARD-LOOKING STATEMENTS

          IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-K, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS AND
MARKET PRICE OF STOCK." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1999. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 1999, 1998, 1997 AND 1996, UNLESS OTHERWISE INDICATED.

                                       PART I

ITEM 1.  BUSINESS

     Extended Systems provides distributed and mobile computing solutions that address the needs of the virtual enterprise. The Company designs, develops, markets and sells two product families: distributed connectivity products and mobile systems products. The Company's distributed connectivity products include a virtual private networking server, an Internet access server, network print servers and a database management system with remote access capabilities. The Company's mobile systems products include wireless connectivity products that comply with IrDA standards, infrared software and port replicators that connect portable computers to desktop peripherals and the network.

     The Company was founded in 1984. Its initial products consisted of intelligent printer sharing devices that allowed PC users to share printers before local area networks were widely used. In 1991, the Company began introducing a series of products that addressed the distributed and mobile computing needs of businesses. These products included the ExtendNet line of print servers and the JetEye infrared wireless connectivity adapter. In 1993, the Company further expanded its product offerings by introducing the Advantage Database Server database management system. From 1993 to 1997, the Company introduced enhanced versions of its existing products, adding to their functionality and management capabilities and enabling their operation in different network environments. In addition, the Company began the development of a number of new products to address the distributed and mobile computing needs of the emerging virtual enterprise. In 1997, the Company introduced three new product lines: the ExtendNet VPN (Virutal Private Network), the ExtendNet IAS (Internet Access Server) and a line of port replicator products.

INDUSTRY BACKGROUND

     During the last decade, businesses and other organizations have moved from centralized computer systems to distributed local and wide area networks based on client/server architectures. The proliferation of these distributed networks has enabled the enterprise-wide deployment of mission-critical applications beyond the traditional on-site facilities of the organization. As a result, both mobile and local employees have greater access to business-critical information. The corporation has evolved into a "virtual enterprise" characterized by resource and information sharing among employees, suppliers, distributors and customers throughout the world. The challenges faced by the virtual enterprise include providing reliable and secure network connectivity to an increasingly mobile workforce, ensuring that mobile connectivity is cost-effective and effectively managing its increasingly complex distributed network.

     As the mobile workforce continues to grow, there is increasing demand to access business networks from multiple locations, including different locations within the organization's main office, remote offices and various locations while traveling, such as hotels and airports. International Data
Corporation ("IDC") forecasts that the market for remote access servers will increase from $1.9 billion in 1996 to $7.6 billion in 2001, and IDC expects the installed base of remote access server ports to increase from 4.2 million in 1996 to 60.5 million in 2001. Increased demand for mobile connectivity has been driven by higher demand for access to communication and mission-critical applications across the network, as well as by the proliferation of innovative mobile computing devices. As PC manufacturers have introduced notebook computers with powerful new features and computing power comparable to desktop computers, many organizations have replaced desktop systems with notebook computers as the primary computer for employees. IDC reported that 74% of all notebook computers sold in 1997 served as the user's primary computer. In addition, small devices such as personal digital assistants ("PDAs"), pagers and organizers with advanced communications capabilities are becoming commonplace among today's workforce.

     As the number of mobile computing devices has increased, the speed and reliability of network connections for such devices have significantly improved. Infrared technology has emerged as a cost-effective method of providing wireless network connectivity for notebook computers without the need for bulky cables and wired connections. The Infrared Data Association ("IrDA"), a consortium of more than 160 companies that includes most computer industry leaders, has developed a single, international standard for infrared connectivity. A majority of the notebook computer models sold today by major PC manufacturers contain an infrared port, based upon the IrDA standard, that enables the wireless connectivity of the computer to the network, other computers, printers and other devices through an infrared connection.

     The emergence of mobile computing presents a number of challenges for businesses. Mobile users wish to connect to the network from many locations, including those within an organization's facilities such as conference rooms, shared offices and warehouses. Providing flexible network access for mobile users in these locations typically requires that users physically connect their mobile computer to the network in every location at which they desire network access, which is cumbersome and error-prone. Providing network access to remote users who dial in to the network may also be very expensive, as businesses must maintain large numbers of dedicated modems and telephone lines and often incur substantial long distance and other telephone toll charges. In addition, the quality and speed of the telephone lines used by remote users are often inconsistent, particularly when connecting across international boundaries. Finally, as organizations permit mobile access to their networks, network security becomes critically important.

     In recent years, the Internet has significantly affected the way in which organizations communicate, both externally with other organizations and internally within organizations. Numerous Internet service providers ("ISPs") have made access to the Internet by businesses and individuals easy and cost-effective throughout the world. Large enterprises are increasingly incorporating "intranets" that employ Internet data formats and communications protocols into their private networks to connect geographically dispersed networks or users. Businesses have begun to use the Internet as a "virtual" private network ("VPN") to link remote locations and as a substitute for expensive wide area networks that use private, leased telephone lines. The use of VPNs is expected to grow significantly in the future. Infonetics Research forecasts that the market for VPN products and services will grow from $205 million in 1997 to $11.9 billion in 2001. The security issues initially faced by organizations when enabling remote network access become more acute when the Internet serves as a gateway for the organization's network.

     As the dependence on networks to provide access to mission-critical applications increases and the scale and complexity of networks grow, effective network management becomes an increasingly difficult, yet crucial, task. The organization must effectively coordinate the various hardware and software components to effectively manage devices such as PCs, notebook computers, printers, servers and personal digital assistants that communicate within the network. Organizations seek hardware and software solutions that provide a high degree of functionality, conform to standard industry specifications and integrate easily into the network environment. In addition, mobile connectivity provides an added degree of complexity which the organization must effectively manage to ensure the success of the "virtual enterprise."

THE EXTENDED SYSTEMS SOLUTION

     Extended Systems provides distributed and mobile computing solutions that address the needs of the virtual enterprise. The Company's distributed connectivity products include a virtual private networking server, an

Internet access server, print servers and a database management system with remote access capabilities. The Company's mobile systems products include IrDA-compliant wireless connectivity products, infrared software and port replicators that connect portable computers to desktop peripherals and the network.

     The Company's solution provides the following advantages to the virtual enterprise:

     - ENABLE MOBILE COMPUTING WITHIN AN ORGANIZATION. The Company's JetEye infrared wireless connectivity products enable mobile users to easily access networks or peripherals while moving between offices and conference rooms without the need for bulky cables and wired connections. The Company's port replicator products provide portable computers quick, cost-effective access to desktop peripherals and the network.

     - ENABLE MOBILE CONNECTIVITY OUTSIDE THE ORGANIZATION. The Company's ExtendNet VPN product enables a business to extend its network environment beyond physical connections to the LAN or WAN, permitting seamless, secure access to the network by mobile users over the Internet. ExtendNet IAS provides remote offices and small businesses with Internet connectivity, allowing multiple users to easily access a single Internet connection while intelligently managing usage to reduce costs. These products are designed to address users' needs for mobile access and access to the Internet and result in cost savings to businesses by significantly reducing remote access toll charges and by reducing the number of modems and telephone lines and the level of administration needed to support remote access and Internet access.

     - ENABLE DISTRIBUTED APPLICATIONS. The Advantage Database Server is a scalable, high performance database management system that enables organizations to extend applications and databases across the distributed network and, when coupled with the Advantage Internet Server, over the Internet. The ExtendNet print server products enable the effective deployment of complex printing applications across distributed networks worldwide.

     - ENABLE EFFECTIVE NETWORK INTEGRATION. The Company's network products permit effective management of devices locally and across the virtual enterprise. The Company's products share a common industry standard Simple Network Management Protocol ("SNMP") architecture that enables network administrators to effectively manage the Company's products within the network environment to address the evolving needs of today's virtual enterprises.

PRODUCTS

     The Company meets the needs of virtual enterprises with two product families: Distributed Connectivity products and Mobile Systems products.

DISTRIBUTED CONNECTIVITY

     The Distributed Connectivity product family consists of four product lines:
ExtendNet Virtual Private Network Servers, ExtendNet Internet Access Servers, Advantage Database Management Servers and network print servers.

     ExtendNet VPN provides corporate MIS groups with a more cost-effective, scalable means to connect mobile workers to LAN applications. VPN technology enables a corporation to use the Internet to communicate securely between mobile users and the LAN. For companies with multiple locations, telecommuters, mobile workers or the need to exchange information with corporate partners, the VPN provides a secure alternative to traditional remote access solutions such as X.25, leased lines, frame relay, 800 numbers and long distance modem dial-in. ExtendNet VPN also addresses the issues involved in scaling mobile users to higher-speed communications such as 56K modems, ISDN, frame relay and T-1 communications.

     ExtendNet IAS allows multiple users to share one connection to the Internet via an ISP, providing an easy, cost-effective and secure way for remote and branch offices to connect to the Internet. ExtendNet IAS includes firewall security, e-mail and intelligent Internet connection management. ExtendNet IAS also provides a number of communications options, enabling the user to scale the device's capacity to the environment, such as ISDN, analog and frame relay connections.

     Advantage Database Server ("ADS") is a high performance database management system that brings client/server functionality to PC database applications. ADS allows developers to work with easy to use development tools and methodology, but replaces the traditional PC database model with a client/server architecture. ADS works in both Novell Netware and Windows NT server environments and improves multi-user performance by intelligently allocating database operations between the client and the server. ADS protects database files against network failure and user error through a centralized storage management system and provides data security through encryption and file hiding. ADS includes a client interface, supporting common application development tools such as Delphi, Visual Objects and Visual Basic, as well as any applications with an ODBC interface.

     Advantage Internet Server provides a secure, seamless and reliable method for running Advantage Database applications across the Internet. Advantage Database applications can easily be migrated to remote users without recoding to HTML.

     Advantage Development Tool Kits provide database application developers and VARs with a set of software tools to develop, debug and deploy reliable applications running in an ADS environment.

     ExtendNet print servers consist of five core products: (i) PrintTRAK,
(ii)ExtendNet for 100 Base-T, (iii) ExtendNet stand-alone, (iv) ExtendNet for LaserJets and (v) PocketPrintServer. The ExtendNet print servers enable the deployment of complex printing applications across global networks, while permitting comprehensive management of network printers from any location on the network.

     PrintTRAK enables the user to monitor the activity of one or more printers in the Windows NT network. PrintTRAK provides tools to track and report printer, paper and consumable usage via the network. The rapid deployment of color, laser and high-quality printers in many organizations has been accompanied by a sharp increase in related costs of consumables and supplies. With PrintTRAK, these costs can now be tracked accurately, reported and, if desired, billed to the department or end user. Professional organizations, such as law firms and consulting firms, can also use PrintTRAK's project-based accounting capabilities to bill specific printing costs to the relevant client or project.

MOBILE SYSTEMS

     The Mobile Systems product family consists of three product lines: infrared wireless connectivity products, IrDA connectivity software and mobile connectivity products.

     The infrared wireless connectivity product line was introduced in 1991 and today consists of three core products: (i) JetEye Net, (ii) JetEye Printer and (iii) JetEye PC.

     JetEye Net allows mobile computing users to easily attach to an Ethernet or Token Ring network. End users requiring a high degree of mobility within an organization rely on JetEye Net to provide fast network access, without cumbersome cables, lost network interface cards or broken connectors.

     The JetEye Printer was introduced in 1991, and initially allowed handheld computers to print by means of an infrared beam to a printer. The JetEye Printer has since been enhanced to support the IrDA standard and to support notebook computers that are equipped with an IrDA port.

     The JetEye PC enables IrDA communications from portable computers equipped with a serial port. The JetEye PC is used for data transfers, file synchronization and software updates between mobile devices or portable PCs and desktop computers.

     Through the acquisition of Counterpoint, the Company expanded its Mobile Systems product family to include IrDA Connectivity Software. The IrDA Connectivity Software product line consists of three core products: (i) QuickBeam, (ii) JetBeam and (iii) IrLite. QuickBeam is an infrared file transfer application which enables mobile data exchange between portable devices or from portable devices to desktop PCs. JetBeam is a complete set of IrDA infrared communication applications designed for use with Windows 95, Windows NT and Windows 98. The IrLite Development Kit is infrared communication software designed to enable the integration of IrDA capability into portable systems. The IrLite Development Kit provides robust infrared communications with a compact code base.

     The Company's Mobile Connectivity product line consists of two core products: Port Replicators and Port Replicators with Ethernet. The port replicators connect notebook computers to external peripherals such as a monitor, keyboard, mouse and printer. Similar solutions provided by PC manufacturers typically are costly, have limited features and are late to market. Recognizing the market opportunity, the Company developed a product that is cost-effective and easy to use. With minor modifications, the Company's port replicators can be used with a wide variety of notebook computers.

TECHNOLOGY

      The Company's core technological competencies are in the areas of embedded systems software and microcontroller hardware design. In addition, the Company's engineers have a high degree of expertise in supporting network hardware topologies, software transport protocols and application-layer networking. The Company's software development group has placed particular emphasis on the development of network management tools for multi-protocol networking.

     The Company has maintained an active program to develop and deploy new enterprise networking technologies across its product lines. The Company has focused product development efforts upon such enterprise networking capabilities as Novell NEST/NDS and Windows NT enterprise services. In addition, the Company was an early and active supporter of industry standard SNMP-based management capabilities for easy control of devices over the network. Today, end users use these technologies to deploy and maintain worldwide access to key network resources.

     With the emergence of the Internet as a commercial network, the Company has deployed key virtual private networking capabilities for the support of mobile and distributed workforces over the Internet. The Company has embedded an implementation of the Point-to-Point Tunneling Protocol ("PPTP") into ExtendNet VPN. The Company has also developed other technologies that will enable it to develop additional VPN products. The Company's secure embedded real-time operating system and virtual private networking software are integrated in flash memory within the ExtendNet VPN, which enables users to upgrade the product remotely. Unlike competing VPN products implemented with open operating systems running on standard server platforms, the embedded operating system of ExtendedNet VPN deters hackers and prevents tampering with the system. The Company believes that a real-time embedded operating system and dedicated hardware platforms are key differentiators in constructing effective and secure VPN solutions.

     The ExtendNet VPN solution also provides multi-protocol networking support for end users deploying both TCP/IP-based and SPX/IPX-based network systems. SPX/IPX is the transport protocol utilized by Novell's NetWare network operating system. In contrast to competing products based on other VPN technologies, such as IPSec, ExtendNet VPN permits virtual private networking in the multi-protocol networking environments common in many corporate settings.

     The Company will continue to enhance its product lines with additional advanced network management capabilities. Currently, ExtendNet print servers, ExtendNet IAS and ExtendNet VPN incorporate web-based management agents that permit the monitoring and control of these devices via browser software tools. In an effort to advance its network management support, the Company is contributing to the development of next-generation secure management capabilities such as an encrypted version of SNMP.

     The Advantage Database Server implements technologies for enhancing the execution of client/server database transactions across a network. This includes algorithms for "burst-mode" transmission of data records across the LAN or WAN, which speeds the flow of data between server and client. ADS capabilities include transaction processing, filter optimization, enhanced locking algorithms and support for a variety of communications protocols.

     The Company designs its products to adhere to industry standards and widely accepted protocols, and is active in the organizations that develop and maintain these standards and protocols. The Company was a founding contributor to the IrDA standards committee and is currently represented on the IrDA executive committee. Today more than 160 companies are active participants in the IrDA, and are developing a broad range of mobile products that are IrDA-compliant. The Company believes that IrDA infrared connectivity, due to its benign, low cost, low power consumption, high speed and device independent characteristics, will become an increasingly important technology in permitting the seamless connection of mobile devices to each other and to the virtual enterprise.

     Through the Company's efforts, standards such as the IrLAN protocol (co-developed with Microsoft Corporation and Hewlett-Packard) were proposed, developed, ratified and adopted for network connectivity to notebook computers. The Company has been actively guiding IrOBEX, which is an object-oriented standard for transferring files, graphics and other data by infrared transmission. The Company's QuickBeam and JetBeam products implement a communications application using IrOBEX.

     The Company has been aggressively developing new applications for OEM and corporate customers based on its IrDA technology, including inventory management, data logging, network access, computer docking and data communications products. The Company believes that these technologies and applications will have even broader applicability to connectivity for mobile workforces in the coming years.

SALES AND MARKETING

     The Company markets and sells its products worldwide through multiple indirect channels, primarily distributors and resellers, and a substantial majority of net revenue in 1998, 1997 and 1996 was derived from sales to distributors and resellers. Certain of the Company's products, in particular its JetEye IrDA products, IrDA connectivity software, and ExtendNet print servers, are also sold to OEMs. The Company supports its indirect channels with its own sales and marketing organization.

     The Company conducts its North American sales and marketing activities primarily from its offices in Boise, Idaho and Bozeman, Montana. The Company's in-house sales and marketing staff is largely responsible for generating end user demand for the Company's products by soliciting prospective customers, providing technical advice with respect to the Company's products and working closely with distributors to sell the Company's products. The Company's sales and marketing staff actively participates with distributors and resellers in the selling process, which provides end users with the level of support needed for the successful integration of solutions in enterprise networks.

     In international markets, the Company markets and sells its products through its sales subsidiaries in France, Germany and the United Kingdom. In addition, the Company has distribution agreements with companies located in more than 25 foreign countries, including Japan, The Netherlands, Brazil, Canada and Germany. In 1998, 1997 and 1996, international sales represented 44%, 44% and 38%, respectively, of net revenue, and the Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future.

     The Company's key distributors include Ingram Micro and Tech Data. In 1998, 1997 and 1996, sales to Ingram Micro accounted for 23%, 19% and 16%, respectively, of the Company's net revenue. Sales to Tech Data accounted for 11% of the Company's net revenue in 1998. The Company's key OEM customers include printer manufacturers and manufacturers of notebook computers, PDAs, digital cameras and other mobile computing devices. The Company intends to increase its sales to OEMs in the future.

     The Company provides most of its distributors and resellers with limited product return rights for stock rotation. Stock rotation rights permit distributors to return products to the Company for credit against an offsetting purchase order, but are limited based upon amounts purchased by a given distributor during the preceding quarter. The Company also provides most of its distributors and resellers with price protection rights. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors or resellers if the Company lowers its prices for such products.

     The timing and volume of customer orders are difficult to forecast because the Company's customers typically require prompt delivery of products and a substantial majority of the Company's sales are booked and shipped in the same quarter. Accordingly, the Company typically operates with a relatively small order backlog. Further, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced or canceled with little or no penalty. The Company believes that its backlog at any given time is not a meaningful indicator of future net revenue.

SERVICE AND SUPPORT

     The Company believes that service and support are critical components of end user satisfaction and the success of the Company's business. The Company's commitment to service and support enables it to interact regularly with network administrators and to identify and respond to their needs on an ongoing basis. The Company maintains service and support personnel in Bozeman, Montana and Boise, Idaho. In addition, the Company's foreign sales subsidiaries and international distributors provide service and support to foreign end users. The Company offers a wide range of customer support services under the ExtendAssist Program. It includes a technical support hotline to provide a range of telephone support to its distributors, dealers and end user customers through a toll-free number. In addition, the Company maintains a technical support group comprised of engineers and technicians, 24-hour automated support, and an on-line bulletin board which contains in depth technical information. Through ExtendAssist, the Company's engineering staff provides technical support via e-mail. The Company also provides on-line services to distribute technical advice and software updates.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success will depend in large part on its ability to develop, introduce and manufacture new products and enhance existing products, allowing it to offer its customers products that achieve higher levels of performance and reliability. The Company's research and development efforts are currently focused on infrared communications, networking protocols, enterprise network management tools, client/server data management, Internet connectivity and new networking and mobile connectivity platforms.

     During fiscal 1998, 1997 and 1996, research and development expenses were $6.4 million, $5.3 million and $4.4 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

MANUFACTURING

     The Company focuses its manufacturing efforts on cost-effectively producing high-quality products. The Company's manufacturing operations are located in Boise, Idaho and consist mainly of materials procurement, final assembly, testing, quality assurance and shipping. In 1998, the Company made an investment in Parallax Research to expand its low cost manufacturing opportunities in Singapore. The only product assembly performed by the Company is final assembly, which consists of the integration of major components into a final product and the preparation of that product for shipment. The Company performs testing and quality assurance of certain products at its Boise facilities and plans to expand its in-house automated testing efforts as its product volume increases. The Company has received ISO 9001 certification, which the Company believes is crucial in order to sell its products internationally.

     The Company subcontracts other manufacturing functions, including the production of its printed circuit boards. Certain of the Company's products are manufactured in their entirety by third parties. For example, the

ExtendNet IAS is manufactured by Apexx Technology, Inc. In addition, the Company's port replicator and in-air and in-car charger products are manufactured by Mobility Electronics.

     The Company relies on third-party suppliers for components used in its products. Certain of the components used in the Company's products, including certain semiconductor components and infrared transmission components, are currently available from a limited number of suppliers. Disruption in service by any of the Company's manufacturers or the Company's suppliers could lead to supply constraints or delays in the delivery of the Company's products.

COMPETITION

     The markets for the Company's products are intensely competitive, and are characterized by frequent new product introductions, rapidly changing technology and standards, constant price pressure and competition for distribution channels. The principal competitive factors in the Company's markets include brand-name awareness, price, product performance, reliability, breadth of product line, sales and distribution capability and technical support and service. Certain of these factors are outside the Company's control. There can be no assurance that the Company will be able to compete successfully in the future with respect to these or any other competitive factors or that competition will not have a material adverse effect on the Company's business and results of operations.

     The Company's principal competitors in the market for print servers include Hewlett-Packard, Intel Corporation, Lexmark International, Inc. and Emulex Corporation. In the market for infrared mobile computing products, the Company's competitors include a number of companies which have hardware or software solutions. As the market for infrared connectivity matures, the Company may face increased competition from the major PC manufacturers, who may choose to develop infrared solutions for use with their own products. The Company currently faces limited direct competition from major applications and operating systems software vendors who may choose to incorporate infrared connectivity functionality into their software, thereby potentially reducing the need for OEMs to include the Company's products in their notebook and desktop PCs. The Company's ExtendNet IAS product currently competes with the product offerings of Bay Networks, Inc., as well as those of a number of smaller companies. The Company's ExtendNet VPN product currently competes with software-based solutions offered by Microsoft Corporation and others. As the market for these distributed connectivity products matures, the Company expects to face direct competition from other large computer networking and software companies. The Company's Advantage Database Server product currently competes with low-end database products from companies such as Microsoft Corporation and Oracle Corporation, in addition to smaller competitors offering data management software. The Company's port replicator products face competition from PC manufacturers who develop port replicators for their own PCs. The Company faces indirect competition from existing and potential customers that provide internally developed solutions. As a result, the Company must demonstrate to prospective customers the advantages of the Company's products over internally developed solutions.

     In addition to direct competition, the Company's products face competition from alternative technological solutions. For example, the Company's IrDA mobile computing products face indirect competition from alternatives such as radio frequency connectivity and non-IrDA infrared solutions. The Company's ExtendNetVPN products face indirect competition from the major computer networking companies which provide extended Ethernet solutions for wide area and local area networks.

     Many of the companies with which the Company competes or may in the future compete, including the internal development groups of its current and potential customers, have substantially greater financial, marketing, technical, sales and support resources and may have more brand name recognition than the Company. The Company expects that, in order to remain competitive, it may have to decrease its sales prices on certain products, which could materially and adversely affect the Company's business and results of operations.

INTELLECTUAL PROPERTY

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

EMPLOYEES

     As of June 30, 1998, the Company had 277 full-time equivalent employees, including 65 in research and development, 135 in sales, marketing and customer support, 45 in manufacturing and 32 in administration. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement with respect to his or her employment with the Company. The Company believes that its relations with its employees are good. The Company's future success will depend, in part, upon its ability to attract and retain qualified personnel. Competition for qualified personnel in the Company's industry is intense, and there can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel as the Company grows.

ITEM 2.  PROPERTIES

     The Company owns its corporate headquarters facility in Boise, Idaho which consists of approximately 100,000 square feet of space located on 24 acres of land which are also owned by the Company. This space is used for research and development, manufacturing, sales and marketing, customer support and administration. In addition, the Company owns a facility of approximately 20,000 square feet in Bozeman, Montana. This facility is used primarily for customer support and sales and marketing. The Company believes that its current facilities in Boise and Bozeman are adequate to meet its needs for at least the next 12 months. The Company also leases a number of sales, support and development offices in the United States and Europe. The Company believes that existing field sales, support and development facilities are adequate to meet its current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations. The Company plans to continue to expand its field sales, support and development facilities worldwide where appropriate. See Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers and directors of the Company as of September 28, 1998.

NAME                    AGE   POSITION
----                    ---   --------
Steven D. Simpson  . .   51   President, Chief Executive Officer and Director
Karla K. Rosa. . . . .   35   Vice President, Finance and Chief Financial
                              Officer
Holmes T. Lundt. . . .   41   Vice President, Corporate Research and Development
                              and Business Development
Scott J. Ritchie . . .   43   Vice President, Operations
Thomas C. White. . . .   49   Vice President, Sales and Marketing
Bradley J. Surkamer. .   44   Vice President, Technical Support and Third-Party
                              Marketing
Raymond A. Smelek. . .   63   Chairman of the Board of Directors

     STEVEN D. SIMPSON has served as the Company's President and Chief Executive Officer and as a director since January 1996. From January 1995 to January 1996, Mr. Simpson served as the Company's Executive Vice President of Sales and Marketing. Prior to joining the Company, Mr. Simpson was employed by Hewlett-Packard from 1978 to 1994. From 1991 to 1994, Mr. Simpson was General Manager of the Boise LaserJet Printer Division.

     KARLA K. ROSA has served as the Company's Vice President of Finance since December 1997 and as Chief Financial Officer since April 1996. From January 1996 to April 1996, Ms. Rosa was the Company's Assistant Controller, from April 1992 to January 1996 Ms. Rosa was Treasury Manager and from December 1991 to April 1996, Ms. Rosa was Tax Director. Prior to joining the Company, Ms. Rosa was a manager in the Los Angeles and Boise offices of Arthur Andersen & Co. Ms. Rosa is a Certified Public Accountant.

     HOLMES T. LUNDT has served as the Company's Vice President of Corporate Research and Development and Business Development since January 1996. From December 1994 to January 1996, Mr. Lundt was the Company's Vice President of Research and Development, from October 1993 to December 1994, Mr. Lundt was Vice President of Marketing and from January 1991 to October 1993, Mr. Lundt was Business Unit Manager of Network Printing. Mr. Lundt joined the Company in 1984.

     SCOTT J. RITCHIE has served as the Company's Vice President of Operations since he joined the Company in December 1995. From May 1978 to November 1995, Mr. Ritchie was employed by Hewlett-Packard and held a number of positions in manufacturing and material management, most recently as Materials Manager in the Disk Memory Division.

     THOMAS C. WHITE has served as the Company's Vice President of Sales and Marketing since January 1996. From June 1995 to January 1996, Mr. White was the Company's Vice President of North American Sales. From July 1993 to June 1995, Mr. White was National Account Director for MicroAge Computer Centers, Inc. ("MicroAge"). Prior to joining MicroAge, Mr. White spent seven years at Apple Computer, where he served as Large Enterprise Manager.

     BRADLEY J. SURKAMER has served as the Company's Vice President of Technical Support and Third-Party Marketing since January 1996. From January 1995 to January 1996, Mr. Surkamer was the Company's Manager of Technical and Third Party Marketing. From 1991 to January 1995, Mr. Surkamer was the Company's Manager of Sales and Marketing.

     RAYMOND A. SMELEK has served as the Company's Chairman of the Board of Directors since June 1995 and he has been a Director of the Company since June 1994. From June 1994 to February 1996, Mr. Smelek was the Company's President and Chief Executive Officer. Prior to joining the Company, Mr. Smelek was employed by

Hewlett-Packard and held a number of positions, most recently as Vice President and General Manager of the Mass Storage Group. Mr. Smelek is also a director of Inference Corporation.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market on March 4, 1998 under the symbol "XTND". The following table sets forth the high and low trading prices of the Company's Common Stock for the quarter ended:

                                             High       Low
                                             ----       ---
          June 30, 1998                     $8.63     $6.00
          March 31, 1998                     9.50      7.75

     According to records of the Company's transfer agent, the Company had approximately 186 shareholders of record as of September 21, 1998. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders. On September 21, 1998, the last reported sale price on the Nasdaq National Market for the Company's Common Stock was $6.25. The market for the Company's Common Stock is highly volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock--Stock Price Volatility."

     The Company has not declared or paid any dividends on its Common Stock since September 1994. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

     On March 4, 1998, the Company commenced and completed its initial public offering (the "Offering") of 1,300,000 shares of its Common Stock, $0.001 par value per share, at a public offering price of $8.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission (the "Commission"). All of the shares registered were sold. Volpe Brown Whelan and Company and Needham and Company, Inc. were the managing underwriters of the Offering. Aggregate gross proceeds to the Company from the Offering (prior to deduction of underwriting discounts and commissions and expenses of the Offering) were $10.4 million. In addition to the above, selling shareholders sold 482,500 shares of Common Stock, including the exercise of the underwriters' over-allotment option consisting of 232,500 shares.

     The Company paid underwriting discounts and commissions of $728,000 and other expenses of approximately $1.1 million in connection with the Offering and the net proceeds to the Company in the Offering were $8.6 million.

     From March 4, 1998, the effective date of the Registration Statement, to June 30, 1998, the approximate amount of net proceeds used were $666,000 for investments in strategic business partners. None of such payments consisted of direct or indirect payments to directors, officers, 10% shareholders or affiliates of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The following consolidated selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. (In thousands, except per share amounts.)



                                  1998      1997      1996      1995      1994
                                 -------   -------   -------   -------   -------
Net revenue. . . . . . . . . .   $50,004   $39,535   $34,670   $28,588   $29,607
Net income . . . . . . . . . .     3,298     2,676     2,279     1,798     4,290
Total assets . . . . . . . . .    40,147    25,677    21,338    17,527    17,370
Long-term debt . . . . . . . .     7,617     7,210     6,151     5,654     5,200
Total shareholders' equity . .    26,592    14,025    11,522     9,222     8,932
Cash dividends per share . . .       -         -         -        0.08      0.03

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future on a quarterly and an annual basis. Prior growth rates that the Company has experienced in net revenue and net income should not be considered indicative of future growth rates. Factors that could cause the Company's future operating results to fluctuate include the level of demand for the Company's products, the Company's success in developing new products, the timing of new product introductions and product enhancements by the Company and its competitors, market acceptance of the Company's new and enhanced products, the emergence of new industry standards, the timing of customer orders, the mix of products sold, competition, the mix of distribution channels through which the Company's products are sold and general economic conditions, including instability caused by the European monetary union. Many of such factors are beyond the Company's control.

                                             Year ended June 30,
                                ------------------------------------------------
                                   1998   % Change    1997    % Change    1996
                                ------------------------------------------------
Net revenue. . . . . . . . . .   $50,004    26.5%    $39,535    14.0%    $34,670

     The growth in net revenue for 1998 was principally due to increased unit sales of port replicator products and ExtendNet print servers, increased Infrared license and non-recurring engineering ("NRE") revenue, increased unit sales of ExtendNet VPN and ExtendNet IAS products which were first introduced in October 1997, and increased revenue from North American sales of Advantage Database products. While unit sales of ExtendNet print servers increased, the increase was offset in part by a decline in the average selling price of ExtendNet print servers due to higher sales of lower priced print servers as a percentage of sales and a decline in print server royalty revenues. Increased revenue was partially offset by declining unit sales in the Printer Sharing business, and by decreased international sales of Advantage Database Server products.

     The increase in net revenue in 1997 from 1996 was primarily attributable to higher unit sales of ExtendNet print servers, Advantage Database Servers and infrared connectivity devices, as well as the introduction of the Company's port replicators in February 1997. The Company also experienced increased royalty, license and NRE revenue in 1997. The higher unit sales of ExtendNet print servers were offset in part by a decline in the average selling price of these products due to relatively higher sales of lower priced print servers, as well as by declining unit sales in the Company's printer sharing business.

     In 1998, 1997 and 1996, 54%, 64% and 57%, respectively, of the Company's net revenue was derived from sales of ExtendNet print servers. The Company believes that this product line will continue to grow but will decline as a percentage of the Company's net revenue as the Company's recently introduced products for distributed and mobile connectivity achieve market acceptance. While the Company believes that sales of ExtendNet print servers will continue to account for a significant portion of the Company's net revenue and gross profit, the Company's future results of operations will be highly dependent upon the success of its recently introduced products.

     In its port replicator business, the Company faces competition from the PC manufacturers who develop port replicators for their own PCs. Sales of the Company's port replicator products are impacted by the availability of competitive products in the marketplace. To the extent competitive products are available, decreased demand for the Company's products could have a material effect on the growth of the Company's port replicator business.

     The Company derives a substantial portion of its net revenue from international sales, principally through its international sales subsidiaries and a limited number of distributors. In 1998 and 1997, international sales represented 44% of net revenue and, in 1996, international sales represented 38% of net revenue. The Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. If any significant international distributor were to cease purchasing products or were to significantly reduce its orders from the Company for any reason, the Company's business and operating results could be materially adversely affected. International sales are subject to a number of risks, including changes in foreign government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuation in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability.

     The Company markets and sells a majority of its products through multiple indirect channels, primarily distributors and resellers. Certain of the Company's products, in particular its ExtendNet print servers, JetEye IrDA products and infrared software, are sold to OEMs, and the Company intends to increase sales to OEMs in the future. The Company supports its indirect channels with its own sales and marketing organization. The Company's key distributors include Ingram Micro and Tech Data. In 1998, 1997 and 1996, sales to Ingram Micro accounted for 23%, 19% and 16% of the Company's net revenue, respectively. Sales to Tech Data accounted for 11% of the Company's net revenue in 1998. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business and results of operations. The Company provides price protection rights and limited product return rights for stock rotation to most of its distributors and resellers.

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

                                             Year ended June 30,
                                ------------------------------------------------
                                  1998    % Change    1997    % Change    1996
                                ------------------------------------------------
Gross profit . . . . . . . . .   $29,294    20.8%    $24,248    22.2%    $19,841
Gross margin . . . . . . . . .     58.6%               61.3%               57.2%

     The decrease in gross margin for 1998 was principally due to a shift in product mix. Sales of port replicator products and Internet Access Server products, which have a lower relative gross margin, were a higher percentage of sales in 1998 as compared to 1997. The decrease was also due to lower gross margins on ExtendNet print server products caused by a shift in the print server product mix to lower priced print servers and reduced print server royalty and NRE revenue. This decrease was offset in part by strong royalty, license and NRE revenue in the Infrared product line.

     Gross margin increased in 1997 from 1996 due primarily to increased sales of higher margin products, in particular, the Advantage Database Server, as well as higher royalty, license and NRE revenue in 1997.

     The Company's cost of net revenue consists primarily of costs associated with components, outsourced manufacturing of certain subassemblies, and in-house labor associated with assembly, testing, shipping and quality assurance. The Company's gross margin is affected by a number of factors, including product mix, competitive product pricing pressures, manufacturing costs and component costs. The Company anticipates that its gross margin may decline in the future as a result of shifts in the Company's product mix and competitive pricing pressure. In particular, the Company expects that its gross margin on sales of ExtendNet print servers will decline as a result of a shift in product mix toward lower priced print servers and competitive pricing pressures. The Company seeks to mitigate the effects of declining prices by improving product design and reducing costs, primarily manufacturing and component costs.

                                             Year ended June 30,
                                ------------------------------------------------
                                   1998   % Change     1997   % Change     1996
                                ------------------------------------------------
Research and development . . .     6,351     20.8%     5,259     20.6%    4,362
     as a % of net revenue . .      12.7%               13.3%              12.6%

     The increase in research and development expense for 1998 was principally due to increased staffing in the Infrared and ExtendNet VPN development groups. Research and development expenses in 1997 increased from 1996 as a result of increased staffing for the ExtendNet VPN and Counterpoint infrared software development groups.

                                            Year ended June 30,
                                ------------------------------------------------
                                   1998   % Change     1997   % Change    1996
                                ------------------------------------------------
Marketing and sales. . . . . .   $13,838     28.1%   $10,802    19.9%   $ 9,007
     as a % of net revenue . .      27.7%               27.3%              26.0%

     The increase in marketing and sales expenses for 1998 was principally due to increased promotional activities associated with the port replicator, Internet Access Server, ExtendNet print server, and Infrared products, as well as increased sales activities both at the European subsidiaries and the North American sales groups. Marketing and sales expenses in 1997 increased from 1996 as a result of promotional costs associated with the introduction of ExtendNet VPN and increased staffing in marketing and sales.

                                            Year ended June 30,
                                ------------------------------------------------
                                   1998   % Change     1997   % Change    1996
                                ------------------------------------------------
General and administrative . .   $ 3,222     11.9%   $ 2,879     26.7%  $ 2,273
     as a % of net revenue . .       6.4%                7.3%               6.6%

     The increase in general and administrative expenses for 1998 was principally due to increased administrative expenses at the Company's subsidiaries, increased stock option compensation expense, and increased fees for professional services, some of which are attributable to being a public company. General and administrative expenses in 1997 increased from 1996 as a result of increased administrative staffing and expenses associated with the Company's subsidiaries.

                                            Year ended June 30,
                                ------------------------------------------------
                                   1998   % Change     1997   % Change    1996
                                ------------------------------------------------
Other expense, net . . . . . .    $   78   (84.2%)    $  494    149.5%   $  198
     as a % of net revenue . .       0.2%                1.2%               0.6%

     The decrease in other expense, net for 1998 was principally due to decreased foreign currency losses and a $180,000 non-recurring write down of a minority investment in 1997. Other expense, net increased in 1997 from 1996 due to such write down of the minority investment in 1997, as well as foreign currency losses experienced by the Company's international sales subsidiaries in 1997.

                                            Year ended June 30,
                                ------------------------------------------------
                                   1998   % Change     1997   % Change    1996
                                ------------------------------------------------
Interest expense . . . . . . .    $  692     10.0%    $  629     12.7%   $  558
     as a % of net revenue . .       1.4%                1.6%               1.6%

     The increase in interest expense in both periods presented was principally due to an increase in the balance of the Company's long-term debt.

                                            Year ended June 30,
                                ------------------------------------------------
                                   1998   % Change     1997   % Change    1996
                                ------------------------------------------------
Provision for income taxes . .    $1,815     20.3%    $1,509     29.6%   $1,164
     as a % of income
     before taxes. . . . . . .      35.5%               36.1%              33.8%

     The increase in the provision for income taxes for 1998 was primarily due to higher income before taxes, offset by a decrease in the effective tax rate. The provision for income taxes increased in 1997 from 1996 because of an increase in taxable income in 1997 and an increase in the Company's effective tax rate.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     Cash and cash equivalents were $15.0 million at June 30, 1998, an increase of $8.4 million over the balance at June 30, 1997. The increase from prior fiscal year-end is primarily due to proceeds from the Company's initial public offering in March 1998.

                                                         Year ended June 30,
                                                      --------------------------
                                                        1998  % Change     1997
                                                      --------------------------
Net cash provided by operating activities. . . . .    $2,736     2.7%    $2,665

     Historically, the Company has funded its operations primarily through cash generated from operations. The increase in net cash provided by operating activities reflects increased net income, offset primarily by increased accounts receivable and inventory.

     Accounts receivable increased to $8.8 million at the end of 1998 from $6.9 million at the end of 1997. The increase was primarily due to increased levels of business. Days sales outstanding in receivables were 53 days at the end of both 1998 and 1997.

     Inventory increased to $6.0 million at the end of 1998 from $3.9 million at the end of 1997. The increase in inventory over the prior year was primarily due to increased levels of business and an increase in finished goods inventory of port replicator products, caused by slower than expected sales of port replicator products during the fourth quarter of 1998. The Company maintains an allowance for obsolete inventory; however, there can be no assurance that changes in customer buying patterns will not result in future inventory write-downs.

                                                         Year ended June 30,
                                                 ------------------------------
                                                    1998    % Change     1997
                                                 ------------------------------
Net cash used by investing activities. . . . . .  $(3,204)    64.4%    $(1,949)

     Net cash used by investing activities in 1998 consisted largely of capital expenditures for the expansion of the Company's Boise facility, replacement of internal information systems and equipment and related software associated with increased staffing. In addition, the Company made investments in Parallax Research and CF Company in the form of notes receivable. The Company intends to continue making such investments in select strategic business partners.

     The Company currently plans to incur aggregate capital expenditures of approximately $1.0 million during 1999, primarily for software, system improvements, personal computers, technology equipment, office furnishings and building improvements.

                                                       Year ended June 30,
                                                 ------------------------------
                                                    1998    % Change     1997
                                                 ------------------------------
 Net cash provided by financing activities . . .  $  8,872   3724.1%    $   232

     Net cash provided by financing activities for 1998 consisted primarily of net proceeds from the Company's initial public offering in March 1998.

     See "Long-term Debt" in the Notes to the Consolidated Financial Statements for a description of the Company's convertible debt and available sources of financing.

     The Company believes that its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditures and debt payment requirements through 1999. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financing. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. The Company has no present commitments or agreements with respect to any such transaction, however, the Company may acquire businesses, products or technologies in the future. There can be no assurance that the Company will not require additional financing in the future or, if the Company were required to obtain additional financing in the future, that sources of capital will be available on terms favorable to the Company, if at all.

     In April 1997, the Company acquired Counterpoint, a provider of advanced infrared connectivity, by issuing 400,000 shares of the Company's Common Stock in exchange for all of the outstanding common shares of Counterpoint. The acquisition of Counterpoint enables the Company to offer vertically integrated solutions for OEM customers. The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements include Counterpoint in 1997 and 1996. The Company intends to pursue additional strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden its product lines and to provide a more complete virtual enterprise network solution.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit year entries to distinguish 21st century dates from 20th century dates. To address such "Year 2000" issues, the Company established a Year 2000 Project Team which is currently in phase three of its five-phase plan to assess the Company's Year 2000 compliance. In prior phases, the Company identified three key areas critical to successful Year 2000 compliance: products, financial and information systems and third-party relationships. In the current phase, the Company successfully completed testing of current products and does not believe there is significant risk of noncompliance. In addition, the Company replaced or upgraded its core financial, manufacturing and sales systems in the prior two years which were certified as Year 2000 compliant prior to installation. To date, the Company has not incurred significant costs related to Year 2000 compliance. The Company's assessment of the readiness of third-party business partners, including significant vendors and customers, for Year 2000 compliance is scheduled for completion in December of 1998. The Company has not completed a detailed analysis of the cost which may be incurred to address Year 2000 issues. At this time, the Company cannot reasonably estimate the potential impact on its financial position and results of operations if key suppliers, customers and other business partners do not become Year 2000 compliant on a timely basis.

     Because many companies may need to upgrade or replace computer systems and software to comply with Year 2000 requirements, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     IN ADDITION TO THE RISK FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-K, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

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

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS. The Company's future results of operations will be highly dependent upon the success of recently introduced products, including the ExtendNet VPN, ExtendNet IAS, Advantage Database Server Version 5.0, and certain models of port replicators and ExtendNet print servers. Newly introduced products are subject to a number of risks, including failure to achieve market acceptance and poor product performance. The Company is unable to predict with any degree of certainty the rate of market acceptance of these newly introduced products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or refinement before they achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's business and results of operations.

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

     PRODUCT CONCENTRATION. In 1998, 1997 and 1996, 54%, 64% and 57%, respectively, of the Company's net revenue was derived from sales of ExtendNet print servers. The Company believes that this product line will continue to account for a significant portion of the Company's net revenue and gross profit. The Company expects that its gross margin on sales of ExtendNet print servers will continue to decline as a result of a shift in product mix toward lower priced print servers and competitive pricing pressures. The Company's future operating results, particularly in the near term, are dependent upon the continued market acceptance of ExtendNet print servers. There can be no assurance that ExtendNet print servers will continue to meet with market acceptance or that the Company will be successful in developing, introducing or marketing new or enhanced products. A decline in the demand for ExtendNet print servers, as a result of competition, technological change or other factors, or the failure to successfully develop, introduce or market new or enhanced products could have a material adverse effect on the Company's business and results of operations. The life cycle of ExtendNet print servers is difficult to estimate because of, among other factors, the presence of strong competitors in the market and the likelihood of future competition.

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

     The Company intends to continue to enhance and diversify its international and domestic distribution channels. None of the Company's distributors or OEMs is obligated to purchase the Company's products except pursuant to current purchase orders. The Company's ability to achieve future revenue growth will depend in large part on its success in recruiting and training sufficient sales personnel, distributors, value added resellers ("VARs") and OEM customers. Sales to OEMs involve a number of potential risks, including lengthy sales cycles and potential competition from OEM customers. Certain of the Company's existing distributors currently distribute, or may in the future distribute, the product lines of the Company's competitors. There can be no assurance that the Company will be able to attract, train and retain a sufficient number of its existing or future third-party distributors or direct sales personnel, that such third-party distributors will recommend, or continue to recommend, the Company's products or that the Company's distributors will devote sufficient resources to market and provide the necessary customer support for such products. The Company's OEM customers may in the future incorporate competing products into their systems or internally develop competing solutions. In the event that the Company's OEM customers reduce their purchases of the Company's products, the Company's future growth would be adversely affected. All of these factors could have a material adverse effect on the Company's business and results of operations.

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

     RISKS OF INTERNATIONAL SALES AND OPERATIONS. The Company derives a substantial portion of its net revenue from international sales, principally through its international sales subsidiaries and a limited number of distributors. The Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. If any significant international distributor were to cease purchasing products or were to significantly reduce its orders from the Company for any reason, the Company's business and operating results could be materially and adversely affected. International sales are subject to a number of risks, including changes in foreign government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability, including instability caused by the European monetary union. Many of such factors are beyond the Company's control.

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

     RISKS ASSOCIATED WITH ACQUISITIONS BY THE COMPANY. In April 1997, the Company acquired Counterpoint Systems Foundry, Inc. ("Counterpoint"), a provider of advanced infrared connectivity software. As part of its growth strategy, the Company intends to pursue the acquisition of other companies that either complement or expand its existing business. The Company is continually evaluating potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and difficulties, including the expansion into new markets and business areas, the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, the integration of the acquired companies' management information systems with those of the Company, potential adverse short-term effects on the Company's operating results, the amortization of acquired intangible assets and the need to present a unified corporate image. In addition, acquisitions could result in the need to expend substantial amounts of cash. While the Company believes that it has sufficient funds to finance its operations for at least the next twelve months, to the extent that such funds are insufficient to fund the Company's activities, including any potential acquisitions, the Company may need to raise additional funds through public or private equity or debt financing or from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's shareholders and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional equity or debt financing will be available or that, if available, it can be obtained on terms favorable to the Company or its shareholders.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of the Company's long-term debt is at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from its holdings of financial instruments is minimal.

     The Company derives a substantial portion of its revenue from international sales, principally through its international subsidiaries in Germany, the United Kingdom and France, and through a limited number of independent distributors. Sales made by the Company's foreign subsidiaries are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the U.S. dollar and other foreign currencies could materially affect the Company's financial condition and results of operations. To the extent that the Company implements hedging activities in the future with respect to foreign currency transactions, there can be no assurance that the Company will be successful in such hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in Item 14 of this Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding the Company's directors is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on November 5, 1998 (the "Proxy Statement").

     The information required by this Item regarding the Company's executive officers is incorporated by reference to Item 4A of Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

          The following financial statements are filed as a part of this report:

                                                                            PAGE
                                                                            ----
     Consolidated Financial Statements at June 30, 1998 and 1997, and
          for each of the three years in the period ended June 30, 1998:
               Report of Independent Accountants . . . . . . . . . . . . .    27
               Consolidated Statements of Income . . . . . . . . . . . . .    28
               Consolidated Balance Sheets . . . . . . . . . . . . . . . .    29
               Consolidated Statements of Shareholders' Equity . . . . . .    30
               Consolidated Statements of Cash Flows . . . . . . . . . . .    31
               Notes to Consolidated Fiancial Statements . . . . . . . . .    32

     2.  FINANCIAL STATEMENT SCHEDULES

          All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.  EXHIBITS


 EXHIBIT
 NUMBER                       DESCRIPTION
 -------                      -----------
 3.1      Restated Certificate of Incorporation.(1)
 3.2      Restated Bylaws.(2)
10.1      Form of Indemnification Agreement for directors and officers.(1)
10.2      1998 Stock Plan and form of agreement thereunder.(1)
10.3      1998 Employee Stock Purchase Plan and forms of participation agreements thereunder.(1)
10.3      1998 Employee Stock Purchase Plan and forms of participation agreements thereunder.(1)
10.4      1998 Directors Stock Option Plan and form of agreement thereunder.(1)
10.5      1994 Incentive Stock Option Plan.(1)
10.6      1987 Restricted Stock Option Plan, as amended.(1)
10.7      1984 Incentive Stock Option Plan, as amended.(1)
10.8      Extended Systems Incorporated Employee Stock Ownership Plan.(1)
10.9      Extended Systems Incorporated 401(k) Plan.(1)
10.10     Convertible Subordinated Promissory Notes and Warrant Purchase
          Agreement among the Company, Summit Ventures II, L.P. and Summit
          Investors II, L.P. dated September 30, 1992.(1)
10.10     Convertible Subordinated Promissory Notes and Warrant Purchase
          Agreement among the Company, Summit Ventures II, L.P. and Summit
          Investors II, L.P. dated September 30, 1992.(1)
10.11     Zero Coupon Convertible Subordinated Promissory Note dated September
          30, 1992 issued to Summit Ventures II, L.P.(1)
10.11     Zero Coupon Convertible Subordinated Promissory Note dated September
          30, 1992 issued to Summit Ventures II, L.P.(1)
10.12     Zero Coupon Convertible Subordinated Promissory Note dated September
          30, 1992 issued to Summit Investors II, L.P.(1)
10.13     Summit Investors II, L.P. Convertible Subordinated Promissory Note
          dated September 30, 1992 issued to Summit Ventures II, L.P.(1)
10.14     Convertible Subordinated Promissory Note dated September 30, 1992 issued to Summit Investors II, L.P.(1)
10.15     Stockholders' Agreement among the Company, Gary Atkins, Charles M.
          Jopson, Douglas B. Winterwood, Ted L. Wimer, Steven Bolen, Summit
          Ventures II, L.P. and Summit Investors II, L.P. dated September 30,
          1992.(1)
10.16     Sale, License and Noncompetition Agreement between the Company and
          Electronic Accessory Specialist International, L.L.C. dated June 14,
          1996, as amended.(1)
10.17     OEM Purchasing Agreement between the Company and Apexx Technology,
          Inc. dated August 14, 1997.(1)
10.18     Form of Distribution Agreement -- North America.(1)
10.19     Form of Distribution Agreement -- Europe.(1)
10.20     Registration Rights Agreement.(1)
10.21     Employment Agreement between the Company and Steven D. Simpson.(1)
10.22     Employment Agreement between the Company and Raymond A. Smelek.(1)
10.23     Employment Agreement between the Company and Thomas C. White.(1)
10.24     Employment Agreement between the Company and Holmes T. Lundt.(1)
10.25     Employment Agreement between the Company and Scott J. Ritchie.(1)
21.1      List of Subsidiaries of the Registrant.(1)
23.1      Consent of Independent Accountants. *
27.1      Financial Data Schedule. *

____________
     (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-42709) filed with the Commission on March 4, 1998.

     (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1998.

     *    Filed herewith.

(b)  REPORTS ON FORM 8-K

     Not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Extended Systems Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Extended Systems Incorporated and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                 /s/  PricewaterhouseCoopers LLP


Boise, Idaho
July 27,1998 except as to the
Contingencies Note, the date of
which is September 2, 1998.

EXTENDED SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 1998       1997        1996
                                               --------   --------   --------
          Net revenue. . . . . . . . . . . .   $ 50,004   $ 39,535   $ 34,670
          Cost of net revenue  . . . . . . .     20,710     15,287     14,829
                                               --------   --------   --------
          Gross profit . . . . . . . . . . .     29,294     24,248     19,841
          Operating expenses:
             Research and development. . . .      6,351      5,259      4,362
             Marketing and sales . . . . . .     13,838     10,802      9,007
             General and administrative. . .      3,222      2,879      2,273
                                               --------   --------   --------
               Income from operations. . . .      5,883      5,308      4,199
          Other expense, net . . . . . . . .         78        494        198
          Interest expense . . . . . . . . .        692        629        558
                                               --------   --------   --------
             Income before income taxes. . .      5,113      4,185      3,443
          Provision for income taxes . . . .      1,815      1,509      1,164
                                               --------   --------   --------
             Net income. . . . . . . . . . .   $  3,298   $  2,676   $  2,279
                                               --------   --------   --------
                                               --------   --------   --------

          Earnings per share:
             Basic . . . . . . . . . . . . .   $   0.45   $   0.39   $   0.33
             Diluted . . . . . . . . . . . .   $   0.44   $   0.38   $   0.32
          Number of shares used in earnings
             per share calculation:
               Basic . . . . . . . . . . . .      7,303      6,870      6,826
               Diluted . . . . . . . . . . .      7,577      7,133      7,029


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                              1998      1997
                                                            --------  --------
     ASSETS
     Current:
        Cash and cash equivalents. . . . . . . . . . . . .  $ 15,006  $  6,621
        Accounts receivable, net of $319 and $207
           allowance for doubtful accounts . . . . . . . .     8,776     6,917
        Inventories:
           Purchased parts . . . . . . . . . . . . . . . .     1,906     2,240
           Finished goods. . . . . . . . . . . . . . . . .     4,076     1,647
        Prepaids and other . . . . . . . . . . . . . . . .       737       411
                                                            --------  --------
           Total current assets. . . . . . . . . . . . . .    30,501    17,836
     Property and equipment, net . . . . . . . . . . . . .     8,586     7,335
     Other assets. . . . . . . . . . . . . . . . . . . . .     1,060       506
                                                            --------  --------
        Total assets . . . . . . . . . . . . . . . . . . .  $ 40,147  $ 25,677
                                                            --------  --------
                                                            --------  --------

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current:
        Accounts payable . . . . . . . . . . . . . . . . .  $  3,586  $  3,040
        Accrued payroll and related benefits . . . . . . .     1,478     1,059
        Income taxes payable . . . . . . . . . . . . . . .       505       110
        Current portion of long-term debt. . . . . . . . .       235       -
                                                            --------  --------
           Total current liabilities                           5,804     4,209
     Long-term debt. . . . . . . . . . . . . . . . . . . .     7,617     7,210
     Deferred income taxes . . . . . . . . . . . . . . . .       134       233
                                                            --------  --------
        Total liabilities  . . . . . . . . . . . . . . . .    13,555    11,652
                                                            --------  --------

     Contingencies

     Shareholders' equity:
        Common stock; $0.001 par value per share,
           75,000,000 shares authorized; 8,252,393 and
           6,874,814 shares issued . . . . . . . . . . . .         8         7
        Additional paid-in capital . . . . . . . . . . . .    10,847     1,182
        Retained earnings. . . . . . . . . . . . . . . . .    16,987    14,004
        Treasury stock; -0- and 7,789 shares, at cost. . .       -         (43)
        Deferred compensation  . . . . . . . . . . . . . .    (1,074)   (1,002)
        Cumulative translation adjustment. . . . . . . . .      (176)     (123)
                                                            --------  --------
           Total shareholders' equity. . . . . . . . . . .    26,592    14,025
                                                            --------  --------
           Total liabilities and shareholders' equity. . .  $ 40,147  $ 25,677
                                                            --------  --------
                                                            --------  --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            COMMON STOCK      ADDITIONAL               TREASURY STOCK                     CUMULATIVE
                                        -------------------    PAID-IN     RETAINED  -------------------     DEFERRED    TRANSLATION
                                         SHARES      STOCK     CAPITAL     EARNINGS   SHARES      STOCK   COMPENSATION   ADJUSTMENT
                                       ---------   ---------  ----------  --------- ---------   --------- ------------   ----------
Balance at June 30, 1995 . . . . .     6,607,767   $       7  $    1,203  $  10,471   233,909   $  (2,278) $      (181)  $      -
     Net income. . . . . . . . . .           -           -           -        2,279       -           -            -
     Treasury stock purchased. . .           -           -           -          -      19,367        (113)         -            -
     Employee stock plans. . . . .           -           -          (290)    (1,066) (115,734)      1,388          -            -
     Compensatory options. . . . .           -           -           -          -         -           -            102          -
                                       ---------   ---------  ----------  --------- ---------   --------- ------------   ----------

Balance at June 30, 1996 . . . . .     6,607,767           7         913     11,684   137,542      (1,003)         (79)         -
     Net income. . . . . . . . . .           -           -           -        2,676       -           -            -            -
     Treasury stock purchased  . .           -           -           -          -      20,699        (158)         -            -
     Employee stock plans. . . . .           -           -           (18)      (163)  (17,499)        173          -            -
     Pooling of interests. . . . .       267,047         -          (797)       -    (132,953)        945          -            -
     Compensatory options. . . . .           -           -         1,084        -         -           -           (923)         -
     Counterpoint distribution . .           -           -           -         (193)      -           -            -            -
     Translation adjustment. . . .           -           -           -          -         -           -            -           (123)
                                       ---------   ---------  ----------  --------- ---------   --------- ------------   ----------
     Balance at June 30, 1997. . .     6,874,814           7       1,182     14,004     7,789         (43)      (1,002)        (123)
     Net income. . . . . . . . . .           -           -           -        3,298       -           -            -            -
     Stock sold. . . . . . . . . .     1,298,880           1       8,563        -      (1,120)         12          -            -
     Treasury stock purchased. . .           -           -           -          -      27,995        (205)         -            -
     Employee stock plans. . . . .        78,699         -           288        (55)  (34,664)        236          -            -
     Compensatory options. . . . .           -           -           814       (260)      -           -            (72)         -
     Translation adjustment. . . .           -           -           -          -         -           -            -            (53)
                                       ---------   ---------  ----------  --------- ---------   --------- ------------   ----------

Balance at June 30, 1998 . . . . .     8,252,393   $       8  $   10,847  $  16,987       -     $     -   $     (1,074)  $     (176)
                                       ---------   ---------  ----------  --------- ---------   --------- ------------   ----------
                                       ---------   ---------  ----------  --------- ---------   --------- ------------   ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS)




                                                                         1998           1997           1996
                                                                      ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .    $    3,298     $    2,676     $    2,279
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . .         1,229          1,123            937
      Accretion of discount. . . . . . . . . . . . . . . . . . . .           598            546            498
      Stock option compensation. . . . . . . . . . . . . . . . . .           482            160            102
      Provision for bad debts. . . . . . . . . . . . . . . . . . .           118             34            101
      Provision for deferred income taxes. . . . . . . . . . . . .           (99)          (354)           148
      Writedown of investment. . . . . . . . . . . . . . . . . . .            20            180              -
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             39            (40)
      Changes in assets and liabilities:
        Receivables  . . . . . . . . . . . . . . . . . . . . . . .        (2,166)        (2,655)           470
        Inventories  . . . . . . . . . . . . . . . . . . . . . . .        (2,110)           278           (789)
        Prepaids and other assets. . . . . . . . . . . . . . . . .             4           (499)            34
        Accounts payable . . . . . . . . . . . . . . . . . . . . .           548            691           (613)
        Accrued payroll and related benefits . . . . . . . . . . .           419            439            434
        Income taxes payable . . . . . . . . . . . . . . . . . . .           395              7            103
                                                                      ----------     ----------     ----------
             Net cash provided by operating activities . . . . . .         2,736          2,665          3,664
                                                                      ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment  . . . . . . . . . . . . . .        (2,393)        (2,003)         (1132)
   Issuance of notes receivable  . . . . . . . . . . . . . . . . .          (824)             -              -
   Cash acquired from purchase of affiliate, net of cash paid. . .             -              -            258
   Other investing activities. . . . . . . . . . . . . . . . . . .            13             54            (17)
                                                                      ----------     ----------     ----------
             Net cash used by investing activities . . . . . . . .        (3,204)        (1,949)          (791)
                                                                      ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock. . . . . . . . . . . . .        10,097             64            104
   Financing costs relating to stock issuance. . . . . . . . . . .        (1,098)             -              -
   Proceeds from the issuance of long-term debt. . . . . . . . . .           210            513              -
   Payments on long-term debt. . . . . . . . . . . . . . . . . . .          (165)             -              -
   Treasury stock purchased. . . . . . . . . . . . . . . . . . . .          (206)          (158)          (113)
   Other financing activities. . . . . . . . . . . . . . . . . . .            34           (187)            11
                                                                      ----------     ----------     ----------
             Net cash provided by financing activities . . . . . .         8,872            232              2
   Effect of exchange rate changes on cash . . . . . . . . . . . .           (19)           (56)             -
                                                                      ----------     ----------     ----------
   Net increase in cash and cash equivalents . . . . . . . . . . .         8,385            892          2,875

CASH AND CASH EQUIVALENTS:
   Beginning of year . . . . . . . . . . . . . . . . . . . . . . .         6,621          5,729          2,854
                                                                      ----------     ----------     ----------
   End of year . . . . . . . . . . . . . . . . . . . . . . . . . .    $   15,006     $    6,621     $    5,729
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Income taxes paid, net of refunds . . . . . . . . . . . . . . .    $    1,504     $    1,891     $      830
   Deferred compensation . . . . . . . . . . . . . . . . . . . . .           554          1,084              -
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .            82             64             50

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED
Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Extended Systems Incorporated provides distributed and mobile computing solutions that address the needs of the virtual enterprise.

     BASIS OF PRESENTATION. The consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1998 presentation.

     FOREIGN CURRENCY. The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Gains and losses from this translation process are reflected as a component of shareholders' equity. Revenue and expenses are translated into U.S. dollars using the average exchange rate for the period. The Company recognized net foreign exchange losses of $83,000, $275,000 and $37,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

     EARNINGS PER SHARE are calculated pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if the potential dilutive common shares had been issued. Diluted earnings per share computations exclude stock options and potential shares for convertible debt to the extent that their effect would have been antidilutive.

     REVENUE on hardware products is recognized when products are shipped to customers, including when products are shipped to distributors and resellers. On April 1, 1998, the Company adopted American Institute of Certified Public Accountants Accounting Standards Executive Committee Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Such adoption did not have a material effect on the financial position or results of operations of the Company. Under SOP 97-2, revenue earned under software license agreements is recognized when there is persuasive evidence of a contract, software has been delivered to the customer and accepted, payment is due within twelve months, collectibility is probable and there are no significant obligations remaining. The Company does not provide any material postcontract customer support.

     CASH EQUIVALENTS are highly liquid investments with original maturities of three months or less.

     INVENTORIES of purchased parts and finished goods are valued at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.

     RESEARCH AND DEVELOPMENT COSTS are expensed as incurred.

     ADVERTISING COSTS are expensed as incurred.

EXTENDED SYSTEMS INCORPORATED
Notes to Consolidated Financial Statements, continued

     DEFERRED INCOME TAXES are recognized currently for the tax consequences in future years of temporary differences between the tax and financial reporting bases of assets and liabilities at the enacted tax rates. The provision for income taxes includes taxes payable for the period and the change during the period in deferred tax assets and liabilities.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for financial statements for periods beginning after December 15, 1997.

     Management is currently evaluating the effects of adopting SFAS No. 130 and No. 131.

POOLING OF INTERESTS

     On April 23, 1997, Counterpoint Systems Foundry, Inc. ("Counterpoint") merged with the Company through the issuance of 400,000 shares of the Company's common stock in exchange for all of the outstanding common stock of Counterpoint.

     The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements include Counterpoint for 1997 and 1996 (in thousands):

                                        EXTENDED
                                         SYSTEMS     COUNTERPOINT     COMBINED
                                      ------------   ------------   ------------
FOR THE PERIOD JULY 1, 1996 THROUGH
     APRIL 30 1997 (unaudited)
     Sales . . . . . . . . . . . . .  $     30,850   $        799   $     31,649
     Net income. . . . . . . . . . .         2,272             52          2,324
FOR THE YEAR ENDED JUNE 30, 1996
     Sales . . . . . . . . . . . . .        34,045            625         34,670
     Net income. . . . . . . . . . .         2,019            260          2,279

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of 7 to 15 years for land improvements, 7 to 40 years for buildings, 3 to 5 years for computer equipment and 5 to 10 years for furniture and fixtures. Depreciation and amortization of property and equipment were $1,142,000 for 1998, $935,000 for 1997, and $731,000 for 1996.

EXTENDED SYSTEMS INCORPORATED
Notes to Consolidated Financial Statements, continued

     Property and equipment at June 30 were as follows (in thousands):

                                                     1998       1997
                                                   --------   --------
          Land and land improvements . . . . . .   $    936   $    931
          Buildings. . . . . . . . . . . . . . .      6,396      5,058
          Computer equipment . . . . . . . . . .      4,160      3,681
          Furniture and fixtures . . . . . . . .      1,642      1,385
                                                   --------   --------
                                                     13,134     11,055
          Less accumulated depreciation. . . . .     (4,548)    (3,720)
                                                   --------   --------
                                                   $  8,586   $  7,335
                                                   --------   --------
                                                   --------   --------

LEASES

     The Company leases certain office space and equipment. Total lease expense was $209,000 in 1998, $172,000 in 1997 and $133,000 in 1996. The minimum future lease commitments for all operating leases are $152,000 in 1999, $130,000 in 2000, $95,000 in 2001 and $8,000 in 2002.

INCOME TAXES

     The provision for income taxes consisted of the following (in thousands):

                                                     1998       1997      1996
                                                    -------    -------   -------
          Current:
            Federal. . . . . . . . . . . . . . .    $ 1,695    $ 1,625   $   868
            State. . . . . . . . . . . . . . . .        236        238       148
          Deferred . . . . . . . . . . . . . . .       (116)      (354)      148
                                                    -------    -------   -------
            Provision for income taxes . . . . .    $ 1,815    $ 1,509   $ 1,164
                                                    -------    -------   -------
                                                    -------    -------   -------

     The tax effects of temporary differences and carryforwards which give rise to the net deferred tax liability were as follows as of June 30 (in thousands):

                                                      1998       1997
                                                    -------    -------
          Accrued stock option compensation  . .    $   288    $   195
          Foreign loss carryforwards . . . . . .        631        380
                                                    -------    -------
            Deferred tax assets. . . . . . . . .        919        575
                                                    -------    -------

          Depreciation . . . . . . . . . . . . .        350        332
          Deferred DISC income . . . . . . . . .        291        363
          Other. . . . . . . . . . . . . . . . .        412        113
                                                    -------    -------
            Deferred tax liabilities . . . . . .      1,053        808
                                                    -------    -------
              Net deferred tax liability . . . .    $   134    $   233
                                                    -------    -------
                                                    -------    -------

EXTENDED SYSTEMS INCORPORATED
Notes to Consolidated Financial Statements, continued

     The effective income tax rate varies from the federal statutory rate of 34% as follows:

                                                       1998       1997     1996
                                                      -------    ------   ------
     Federal tax rate. . . . . . . . . . . . . .       34.0%      34.0%    34.0%
     States taxes, net of federal benefit. . . .        3.2        3.3      4.0
     Foreign sales corporation . . . . . . . . .       (7.7)      (6.4)    (6.5)
     Non-deductible expense. . . . . . . . . . .        2.3        0.4      3.2
     Other, net. . . . . . . . . . . . . . . . .        3.7        4.8     (0.9)
                                                      -------    ------   ------
          Effective income tax rate. . . . . . .       35.5%      36.1%    33.8%
                                                      -------    ------   ------
                                                      -------    ------   ------

LONG-TERM DEBT

     Long-term debt consisted of the following at June 30 (in thousands):

                                                              1998       1997
                                                             -------    -------
     Zero coupon convertible subordinated
        promissary notes due September 1999. . . . . . .     $ 6,795    $ 6,197
     10% convertible subordinated promissory
        notes due September 1999 . . . . . . . . . . . .         500        500
     Capitalized lease obligation payable in
        monthly installments through September
        2000, interest imputed at 7.66%. . . . . . . . .         557        -
     Lease line of credit to a bank refinanced
        into a capital lease; interest paid at
        prime plus 1%, collateralized by equipment . . .           -        513
                                                             -------    -------
                                                               7,852      7,210
     Less current portion. . . . . . . . . . . . . . . .        (235)      -
                                                             -------    -------
                                                             $ 7,617    $ 7,210
                                                             -------    -------
                                                             -------    -------

     The cost and accumulated depreciation of equipment under capital lease were $723,000 and $120,000, respectively, as of June 30, 1998. The lease agreement requires the Company to maintain certain financial ratios.

     Aggregate maturities of long-term debt are as follows for the year ended June 30 (in thousands):

                                               ZERO        INTEREST
                                           COUPON NOTES  BEARING NOTES   LEASE
                                           ------------  -------------  -------
     1999. . . . . . . . . . . . . . . .   $        -    $         -    $   271
     2000. . . . . . . . . . . . . . . .          7,625            500      271
     2001. . . . . . . . . . . . . . . .            -              -         68
     Less interest and discount. . . . .           (830)           -        (53)
                                           ------------  -------------  -------
                                           $      6,795  $         500  $   557
                                           ------------  -------------  -------

     The zero coupon promissory notes were issued on September 30, 1992 for $4,000,000, have a maturity value in September 1999 of $7,625,000 and may be converted at anytime at the option of the holders into a total of 495,810 shares of common stock. If held to maturity, the promissory notes will yield 9.25%.

EXTENDED SYSTEMS INCORPORATED
Notes to Consolidated Financial Statements, continued

     The 10% promissory notes were issued September 30, 1992 and may be converted at anytime prior to maturity in September 1999 at the option of the holders into a total of 61,977 shares of common stock. Interest is paid annually in arrears.

     Both the zero coupon and the 10% promissory notes are subordinated in right of payment to future senior indebtedness of the Company.

     In the event of a change in control, as defined in the promissory note agreements, or the sale of substantially all of the assets of the Company, the holders may require redemption of the zero coupon and 10% promissory notes at the issue price plus accrued original issue discount. In addition, the Company's outstanding convertible promissory notes limit the Company's ability to pay dividends in the event of payment default or impaired capital.

     The Company has a right of first refusal to purchase the zero coupon and the 10% promissory notes or, if converted, the stock.

     The Company has a $5 million uncollateralized bank revolving line of credit that expires on October 31, 2000. Interest on borrowings is at the bank's prime rate. The line of credit requires the Company to maintain certain financial ratios. There were no borrowings under this line as of June 30, 1998 or 1997.

CONTINGENCIES

     Substantially all of the Company's products are warranted against material and workmanship defects for periods of two to five years from the date of shipment. Warranty costs associated with sales through June 30, 1998 are not expected to be material, therefore, no accrual has been made for such costs.

     The Company sold shares of its common stock to employees and others which were not made pursuant to a registration statement filed under the Securities Act of 1933 as amended or any filings pursuant to the laws of any of the states in which such sales occurred ("State Blue Sky Laws"). Appropriate exemptions from the registration and qualification provisions of the Securities Act and State Blue Sky Laws may not have been available. As a result, on June 24, 1998, the Company made a Rescission Offer and purchasers of these securities were entitled to a return of the consideration paid for their stock at applicable statutory rates. However, the amount of the rescission offer to substantially all of such purchasers was less than the estimated fair market value of the Common Stock. The Rescission Offer expired on July 24, 1998. Acceptances of the Rescission Offer did not have a material impact on the financial position or cash flows of the Company.

SHAREHOLDERS' EQUITY

     On January 22, 1998, the Company's shareholders approved a 2-for-3 reverse stock split of the Company's Common Stock and a change in the par value from $0.10 to $0.001.

     In connection with the issuance of the subordinated promissory notes, the Company reserved 557,787 shares of common stock for issuance upon conversion of the notes.

     The Company has three incentive stock option plans, adopted in 1984, 1994, and 1998. Regular employees are eligible for options under these plans. Options granted before December 24, 1997 generally vest 20 % per year over a period of five years from the date of grant. Options granted December 24, 1997 and after vest over a period of four years, vesting 25 % the first year and 1/48 per month thereafter. The exercise price generally is equal to the fair market value of the Company's common stock on the date of grant or at a price determined by the Directors of the Company. For the 1984 and 1994 plans, unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee

EXTENDED SYSTEMS INCORPORATED
Notes to Consolidated Financial Statements, continued

of the Company. Options granted under the 1998 plan lapse ten years after issuance or 90 days after the option holder ceases to be an employee of the Company. Shares available for grant under these plans totaled 1,578,150 and 2,046,000 at June 30, 1998 and 1997, respectively. On December 24, 1997, the Company granted to employees options to purchase 330,421 shares of Common Stock with an exercise price of $8.00 per share. The weighted average fair value was $11.00 per share. The Company recognized $119,000 of compensation expense related to these options in 1998.

     The Company also has a restricted stock option plan, adopted in 1987. Regular, full-time employees and directors of the Company are eligible for options under this plan. Terms of the options are determined at the date of grant. Unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee or director of the Company. Unearned compensation related to these options is recorded at the date of the award based on the market value of the shares and is amortized over the periods during which the restrictions lapse. The plan terminated in September 1997.

     During 1997, the Company granted restricted stock options to purchase shares to key employees. As of June 30, 1998, options to purchase 92,031 shares are outstanding, including options to purchase an estimated 36,583 shares which are dependent upon the Company meeting certain future performance criteria. These options vest over periods of up to 3 years. The weighted-average exercise price of the options was $.15 per share and the weighted-average fair value was $7.43 per share. The Company recognized $295,000 and $99,000 of compensation expense related to these options in 1998 and 1997, respectively.

     During 1995, the Company granted restricted stock options to purchase 26,667 shares to a key employee with no minimum service periods. The weighted-average exercise price of the options was $.15 per share and the weighted-average fair value was $10.89 per share. In 1995, the Company also granted restricted stock options to two key employees to purchase an estimated maximum of 32,427 shares at exercise prices below the fair market value of the stock. These options vest over periods of 3 to 4 years from date of grant. The weighted-average exercise price was $.15 per share and the weighted-average fair value of the options was $10.42 per share. The Company recognized $15,000, $62,000 and $102,000 of compensation expense related to these options in 1998, 1997 and 1996, respectively.

     The Company adopted a director stock plan in 1998. Directors of the Company are eligible for options under this plan. Options are granted at 100% of the fair market value of the Common Stock on the grant date. An initial grant of 15,000 shares per director will vest over a period of three years vesting one third the first year and 1/36 per month thereafter. Subsequent grants of 7,500 shares will be automatically granted to directors each year provided that such directors have served on the Board for at least 6 months. These subsequent options vest in full on the first anniversary date of the date of grant. Unexercised options lapse ten years after issuance or upon the date the option holder ceases to be a director of the Company. Shares available for grant under this plan totaled 205,000 at June 30, 1998.

     The Company adopted an employee stock purchase plan in 1998. The plan is implemented by 24-month offering periods beginning on or after the first trading day or after June 30 and December 31 each year, except for the first offering period which commenced on the first trading day of the Company's Common Stock, March 4, 1998. Each offering period contains up to four purchase periods of approximately six months duration. All persons employed by the Company on an enrollment date (the first day of an offering period) are eligible to participate in the purchase plan, provided, however that no employee shall be granted an option under the purchase plan that would result in the employee owning capital stock or options of the Company possessing more than 5% of the total combined voting power of the Company. The purchase plan permits eligible employees to purchase common stock through payroll deductions of up to 15% of an employee's compensation, except that no participant's right to purchase shares may accrue at a rate which exceeds $25,000 each calendar year. The price of stock purchased under the purchase plan is 85% of the lower of the fair market value of the common stock on the first day of an offering period or the last day of each six month purchase period. Employees may end their participation

EXTENDED SYSTEMS INCORPORATED
Notes to Consolidated Financial Statements, continued

at any time during a purchase period, and they will be paid their payroll deduction to date. Shares available for purchase under this plan totaled 673,561 at June 30, 1998.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date as prescribed by SFAS No.123, net income would have decreased to the pro forma amounts indicated below (in thousands):

                                                  1998      1997      1996
                                                -------   -------   -------
     As reported:
          Net income . . . . . . . . . .        $ 3,298   $ 2,676   $ 2,279
          Diluted earnings per share . .           0.44      0.38      0.32
     Pro forma:
          Net income . . . . . . . . . .          2,972     2,573     2,248
          Diluted earnings per share . .           0.39      0.36      0.32

     The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                1998        1997        1996
                                              ---------   ---------   ---------
     Risk-free interest rate . . . . . . . .        5.6%        6.2%        6.2%
     Volatility factor . . . . . . . . . . .       50.6%        -           -
     Weighted-average expected life. . . . .  7.5 years   7.4 years   7.4 years

     Stock option activity is summarized as follows:

                                                                       WEIGHTED-
                                                      EXERCISE          AVERAGE
                                                    PRICE RANGE     EXERCISE PRICE     OUTSTANDING      EXERCISABLE
                                                   --------------   --------------     -----------      -----------
     JUNE 30, 1995 . . . . . . . . . . . . .       $0.15 - $12.45   $         8.13       1,892,358          847,465
          Granted  . . . . . . . . . . . . .        3.75 -   7.16             5.57         393,737             -
          Became exercisable.. . . . . . . .        0.15 -  12.45                             -             386,345
          Exercised. . . . . . . . . . . . .        0.15 -   8.55             1.46        (110,411)        (110,411)
          Canceled/expired . . . . . . . . .        0.15 -  10.89             6.32        (248,661)         (79,567)
                                                                                       -----------      -----------
     JUNE 30, 1996 . . . . . . . . . . . . .        0.15 -  12.45             8.31       1,927,023        1,043,832
          Granted  . . . . . . . . . . . . .        0.15 -   8.36             5.04         399,426             -
          Became exercisable . . . . . . . .        0.15 -  12.45                             -             300,629
          Exercised  . . . . . . . . . . . .        0.81 -   8.55             4.49         (12,500)         (12,500)
          Canceled/expired . . . . . . . . .        0.15 -   8.60             4.03        (123,892)         (44,633)
                                                                                       -----------      -----------
     JUNE 30, 1997 . . . . . . . . . . . . .        0.15 -  12.45             7.74       2,190,057        1,287,328
          Granted  . . . . . . . . . . . . .        6.63 -   8.87             7.90         441,552             -
          Became exercisable . . . . . . . .        0.15 -  12.45                             -             319,436
          Exercised  . . . . . . . . . . . .        0.15 -   7.01             3.54         (86,032)         (86,032)
          Canceled/expired . . . . . . . . .        0.15 -  11.33             5.89        (210,731)         (46,166)
                                                                                       -----------      -----------
     JUNE 30, 1998 . . . . . . . . . . . . .        0.15 -  12.45             8.09       2,334,846        1,474,566
                                                                                       -----------      -----------
                                                                                       -----------      -----------

     The weighted-average remaining contractual life of options outstanding at June 30, 1998 was 6.32 years. The weighted-average exercise price of options exercisable at June 30, 1998, 1997 and 1996 was

EXTENDED SYSTEMS INCORPORATED
Notes to Consolidated Financial Statements, continued

$8.59, $8.36 and $8.19, respectively. The weighted-average exercise prices which were equal to the market price at the date of grant were $7.62, $8.04 and $5.66 for the years ended June 30, 1998, 1997 and 1996, respectively.

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      ------------------------------------------------    ------------------------------
                                                         WEIGHTED-
         RANGE                         WEIGHTED-          AVERAGE                           WEIGHTED
      OF EXERCISE      NUMBER OF        AVERAGE          REMAINING         NUMBER OF         AVERAGE
         PRICES         SHARES      EXERCISE PRICE   CONTRACTUAL LIFE       SHARES        EXERCISE PRICE
     -------------    ----------    --------------   ----------------    ------------     --------------
      0.15 -$ 0.30       150,277    $     0.15             7.88 years          87,087     $       0.15
      5.24 -  7.63       605,707          6.10             5.15               391,028             6.10
      8.00 -  9.69     1,147,786          8.76             6.81               630,509             9.29
     10.89 - 12.45       431,076         11.88             6.13               365,942            12.04
                      ----------                                          -----------
                       2,334,846                                            1,474,566
                      ----------                                          -----------
                      ----------                                          -----------

 EARNINGS PER SHARE

     In December 1997, the Company adopted SFAS No. 128, "Earnings per Share," which requires the presentation of basic earnings per share and diluted earnings per share on the face of the income statement. SFAS No. 128 required restatement of all prior earnings per share data presented.

                                                        NET EFFECT    DILUTED
                                        BASIC EARNINGS  OF DILUTIVE   EARNINGS
                                          PER SHARE    STOCK OPTIONS PER SHARE
                                        -------------- ------------- ----------
                                        (in thousands, except per share amounts)
     FOR THE YEAR ENDED JUNE 30, 1998:
       Net income. . . . . . . . . . .   $     3,298            -     $  3,298
       Shares. . . . . . . . . . . . .         7,303          274        7,577
                                        --------------               ----------
                                         $      0.45                  $   0.44
                                        --------------               ----------
                                        --------------               ----------

     FOR THE YEAR ENDED JUNE 30, 1997:
       Net income. . . . . . . . . . .   $     2,676            -     $  2,676
       Shares. . . . . . . . . . . . .         6,870          263        7,133
                                        --------------               ----------
                                         $      0.39                  $   0.38
                                        --------------               ----------
                                        --------------               ----------

     FOR THE YEAR ENDED JUNE 30, 1996:
       Net income. . . . . . . . . . .   $     2,279            -     $  2,279
       Shares. . . . . . . . . . . . .         6,826          203        7,029
                                        --------------               ----------
                                         $      0.33                  $   0.32
                                        --------------               ----------
                                        --------------               ----------

EXTENDED SYSTEMS INCORPORATED
Notes to Consolidated Financial Statements, continued

GEOGRAPHIC DATA AND MAJOR CUSTOMERS

     The Company's foreign operations were as follows for the years ended June 30 (in thousands):

                                                      1998         1997         1996
                                                    --------     --------     --------
     REVENUE:
       United States:
          Sales to unaffiliated customers. . .      $ 37,119     $ 29,125     $ 27,398
          Sales to Europe. . . . . . . . . . .        10,041        7,744        4,936
       Europe. . . . . . . . . . . . . . . . .        12,885       10,410        7,272
       Eliminations. . . . . . . . . . . . . .       (10,041)      (7,744)      (4,936)
                                                    --------     --------     --------
          Revenue. . . . . . . . . . . . . . .      $ 50,004     $ 39,535     $ 34,670
                                                    --------     --------     --------
                                                    --------     --------     --------

     INCOME FROM OPERATIONS:
       United States . . . . . . . . . . . . .         6,773        5,826        4,389
       Europe. . . . . . . . . . . . . . . . .          (733)        (217)         (37)
       Eliminations. . . . . . . . . . . . . .          (157)        (301)        (153)
                                                    --------     --------     --------
          Income from operations . . . . . . .      $  5,883     $  5,308     $  4,199
                                                    --------     --------     --------
                                                    --------     --------     --------

     IDENTIFIABLE ASSETS:
       United States . . . . . . . . . . . . .        37,277       23,752       21,359
       Europe. . . . . . . . . . . . . . . . .         6,619        4,899        2,195
       Eliminations. . . . . . . . . . . . . .        (3,749)      (2,974)      (2,216)
                                                    --------     --------     --------
          Identifiable assets. . . . . . . . .      $ 40,147     $ 25,677     $ 21,338
                                                    --------     --------     --------
                                                    --------     --------     --------

     Sales between geographic areas are accounted for at prices which provide a profit and are in accord with regulations of the governing tax authority. Export net revenues for 1998, 1997 and 1996 were $22.1 million, $17.5 million and $13.0 million, respectively. Sales to one customer accounted for 23%, 19% and 16% of the Company's net revenue in 1998, 1997 and 1996, respectively. Sales to another customer accounted for 11% of net revenue in 1998.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash balances held in financial institutions may at times, exceed federally insured amounts. A concentration of credit risk may exist with respect to trade accounts receivable, as primarily all customers are North American and European distributors and manufacturers of computer equipment. The Company performs ongoing credit evaluations on customers and generally does not require collateral. The Company has not experienced significant losses related to receivables.

     The carrying amount of debt is considered to be a reasonable approximation of its fair value. Such estimate of fair value was made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The fair value estimate was based on market information available to management as of June 30, 1998. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts.

EMPLOYEE BENEFIT PLANS

     The Company established the Extended Systems Incorporated 401(k) Investment Plan, a defined contribution benefit plan, effective January 1991. All regular employees are eligible to participate. For all participants having completed six months of service, the Company makes dollar-for-dollar matching contributions to the participants account up to a maximum of 3% of the participant's annual pretax

EXTENDED SYSTEMS INCORPORATED
Notes to Consolidated Financial Statements, continued

compensation. The Company's contributions to the plan for the years ended June 30, 1998, 1997 and 1996 were $259,000, $200,000 and $163,000, respectively.

     The Company has an employee stock ownership plan. All regular employees credited with at least 1,000 hours of service by the end of the plan year are eligible to participate. No contributions were made for the years ended June 30, 1998, 1997 or 1996.

UNAUDITED QUARTERLY FINANCIAL DATA

     Quarterly financial data are as follows for the quarters in the years ended June 30 (in thousands):



                                       FIRST       SECOND        THIRD       FOURTH
                                     --------     --------     --------     --------
     1998
          Net revenue. . . . . . .   $ 11,152     $ 12,131     $ 13,061     $ 13,660
          Gross profit . . . . . .      6,723        7,169        7,520        7,882
          Net income . . . . . . .        641          753          852        1,052

          Earnings per share:
               Basic . . . . . . .       0.09         0.11         0.12         0.13
               Diluted . . . . . .       0.09         0.10         0.11         0.13

     1997
          Net revenue. . . . . . .      8,943        9,615        9,465       11,512
          Gross profit . . . . . .      5,430        5,881        5,937        7,000
          Net income . . . . . . .        632          710          623          711

          Earnings per share:
               Basic . . . . . . .       0.09         0.10         0.09         0.10
               Diluted . . . . . .       0.09         0.10         0.09         0.10

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on September 28, 1998.


                                   Extended Systems Incorporated


                                   By:  /s/  Steven D. Simpson
                                        -------------------------------------
                                        Steven D. Simpson
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 28, 1998.


        SIGNATURE                            TITLE

   /s/ Steven D. Simpson   President, Chief Executive Officer and Director
-------------------------  (Principal Executive Officer)
     Steven D. Simpson

   /s/ Karla K. Rosa       Vice President, Finance, and Chief Financial Officer
-------------------------  (Principal Financial and Accounting Officer)
      Karla K. Rosa

                           Director
-------------------------
    Raymond A. Smelek

                           Director
-------------------------
     Gregory M. Avis

   /s/ John M. Russell     Director
-------------------------
    John M.. Russell

   /s/ S. Scott Wald       Director
-------------------------
     S. Scott Wald

/s/ Douglas B. Winterrowd  Director
-------------------------
  Douglas B. Winterrowd