Form 10-Q
period 1998-09-30
EXTENDED SYSTEMS INC
filed 1998-11-16
CIK 1051490

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                ----------------------

                                    FORM 10-Q

           /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

           / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM_____ TO _____

                                ----------------------

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


The number of shares outstanding of the registrant's common stock as of September 30, 1998 was 8,251,125.

--------------------------------------------------------------------------------

                            EXTENDED SYSTEMS INCORPORATED

                                      FORM 10-Q

                     FOR THE THREE MONHS ENDED SEPTEMBER 30, 1998

                                        INDEX



PART I.   FINANCIAL INFORMATION                                                  PAGE
                                                                                 ----
          Item 1.   Financial Statements

                    Consolidated Income Statements
                    for the Three Months Ended September 30, 1998 and 1997          1

                    Consolidated Balance Sheets
                    as of September 30, 1998 and June 30, 1998                      2

                    Consolidated Condensed Statements of Cash Flows
                    for the Three Months Ended September 30, 1998 and 1997          3

                    Notes to Consolidated Financial Statements                      4

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                             6

          Item 3.   Quantitative and Qualitative Disclosures about Market          15
                    Risk

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                               16

SIGNATURE                                                                          17

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                    1998                1997
                                                ------------        ------------
Net revenue                                     $     13,543        $     11,152
Cost of net revenue                                    5,817               4,429
                                                ------------        ------------
Gross profit                                           7,726               6,723
Operating expenses:
  Research and development                             1,537               1,532
  Marketing and sales                                  3,603               3,223
  General and administrative                             888                 755
                                                ------------        ------------
    Income from operations                             1,698               1,213
Other income (expense), net                              106                 (52)
Interest expense                                        (188)               (167)
                                                ------------        ------------
Income before income taxes                             1,616                 994
Provision for income taxes                               566                 353
                                                ------------        ------------
    Net income                                  $      1,050        $        641
                                                ------------        ------------
                                                ------------        ------------
Earnings per share:
    Basic                                       $       0.13        $       0.09
    Diluted                                     $       0.12        $       0.09
Number of shares used in earnings
  per share calculation:
    Basic                                              8,250               6,865
    Diluted                                            8,423               7,129


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

                                                              SEPTEMBER 30,          JUNE 30,
                                                                   1998                1998
                                                              -------------       -------------
ASSETS
Current:
  Cash and cash equivalents                                   $      12,630       $      15,006
  Short term investments                                              1,750                   -
  Accounts receivable, net                                           10,578               8,776
  Other receivables                                                   1,442                 419
  Inventories:
    Purchased parts                                                   1,980               1,906
    Finished goods                                                    3,311               4,076
  Prepaids and other                                                    461                 318
                                                              -------------       -------------
    Total current assets                                             32,152              30,501
Property and equipment, net                                           8,640               8,586
Other assets                                                          1,187               1,060
                                                              -------------       -------------
    Total assets                                              $      41,979       $      40,147
                                                              -------------       -------------
                                                              -------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current:
  Accounts payable and accrued expenses                       $       3,758       $       3,586
  Accrued payroll and related benefits                                1,411               1,478
  Income taxes payable                                                  536                 505
  Current portion of long-term debt                                   7,641                 235
                                                              -------------       -------------
    Total current liabilities                                        13,346               5,804
Long-term debt                                                          321               7,617
Deferred income taxes                                                   139                 134
                                                              -------------       -------------
    Total liabilities                                                13,806              13,555
                                                              -------------       -------------
Shareholders' equity:
  Common stock                                                            9                   8
  Additional paid-in capital                                         10,782              10,847
  Retained earnings                                                  18,038              16,987
  Treasury stock                                                        (43)                  -
  Deferred compensation                                                (803)             (1,074)
  Accumulated other comprehensive income                                190                (176)
                                                              -------------       -------------
    Total shareholders' equity                                       28,173              26,592
                                                              -------------       -------------
    Total liabilities and shareholders' equity                $      41,979       $      40,147
                                                              -------------       -------------
                                                              -------------       -------------

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                    1998                1997
                                                               ------------        ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               $       (366)       $      2,284
                                                               ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities                          (1,750)                  -
  Purchase of property and equipment                                   (341)               (723)
  Other investing activities                                             48                   3
                                                               ------------        ------------
        Net cash used by investing activities                        (2,043)               (720)
                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                            (43)               (163)
  Payments on debt                                                      (77)                  -
  Other financing activities                                             63                  82
                                                               ------------        ------------
        Net cash used by financing activities                           (57)                (81)

  Effect of exchange rate changes on cash                                90                (153)
                                                               ------------        ------------
  Net increase (decrease) in cash and cash equivalents               (2,376)              1,330
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                15,006               6,621
                                                               ------------        ------------
  End of period                                                $     12,630        $      7,951
                                                               ------------        ------------
                                                               ------------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                            $        544        $         68
  Deferred compensation                                                (175)               (165)
  Interest paid, net of refunds                                          60                  63
  Equipment financed with long-term lease                                 -                 210

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


     Extended Systems Incorporated provides distributed and mobile computing solutions that address the needs of the virtual enterprise.

     BASIS OF PRESENTATION: The unaudited consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, and their consolidated results of operations and cash flows. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1998 presentation. Tabular amounts are in thousands, except per share amounts.

     The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in the Company's 1998 Annual Report on Form 10-K.

     CURRENCY TRANSLATION. The Company translates the accounts of its international subsidiaries using the local currency as the functional currency. The assets and liabilities of international subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Gains and losses from this translation process are reflected as a component of comprehensive income. Revenue and expenses are translated into U.S. dollars using the average exchange rate for the period. The Company recognized a net currency exchange gain (loss) of $68,000 and ($15,000) for the three months ended September 30, 1998 and 1997, respectively.

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

     REVENUE on hardware products is recognized when products are shipped to customers, including when products are shipped to distributors and resellers. Revenue earned under software license agreements is recognized when there is persuasive evidence of a contract, software has been delivered to the customer and accepted, payment is due within twelve months, collectibility is probable and there are no significant obligations remaining. The Company does not provide any material post contract customer support.

     COMPREHENSIVE INCOME. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of 1999. This statement requires the Company to disclose accumulative other comprehensive income (excluding net income) as a separate component of shareholders' equity. The Company's comprehensive income is comprised of net income and currency translation adjustments. Comprehensive income for the three-months ended September 30, 1998 and 1997, was $1,416,000 and $601,000, respectively.

(UNAUDITED)

     EARNINGS PER SHARE are calculated pursuant to SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if the potential dilutive common shares had been issued. Diluted earnings per share computations exclude stock options and potential shares for convertible debt to the extent their effect would have been antidilutive.

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                           ---------------------------------------
                                                                   1998                1997
                                                           -----------------    ------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     BASIC
       Net income                                           $         1,050     $           641
       Weighted average shares outstanding                            8,250               6,865
                                                            ---------------     ---------------
       Basic earnings per share                             $          0.13     $          0.09
                                                            ---------------     ---------------
                                                            ---------------     ---------------
     DILUTED
       Net income                                           $         1,050     $           641
                                                            ---------------     ---------------
       Weighted average shares outstanding                            8,250               6,865
       Net effect of dilutive stock options                             173                 264
                                                            ---------------     ---------------
         Total shares and dilutive options                            8,423               7,129
                                                            ---------------     ---------------
       Diluted earnings per share                           $          0.12     $          0.09
                                                            ---------------     ---------------
                                                            ---------------     ---------------


     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for financial statements for periods beginning after December 15, 1997, and need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management is currently evaluating the effects of adopting SFAS No. 131.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under current operations, adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations and financial position. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. Adoption is not expected to have a material effect on the Company's results of operations or financial position. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-Q, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE 1998 ANNUAL REPORT ON FORM 10-K AND THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN FISCAL 1999. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997, UNLESS OTHERWISE INDICATED. ALL TABULAR DOLLAR AMOUNTS ARE PRESENTED IN THOUSANDS.

RESULTS OF OPERATIONS

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------
                                              1998       % CHANGE            1997
                                              -----------------------------------
Net Revenue                                   $13,543        21.4%        $11,152



     The increase in net revenue for the three months ended September 30, 1998 was principally due to increased unit sales of ExtendNet print server products, increased non-recurring engineering ("NRE") and royalty revenue, increased Infrared OEM unit sales and, to a lesser degree, increased unit sales of Advantage Database Server products and increased unit sales of ExtendNet VPN and Internet Access Server products. The increase in net revenue was offset, in part, by decreased revenue from Printer Sharing products, which is primarily due to increased unit sales of lower priced products and decreased unit sales of port replicator products accompanied by a decline in the average selling price due to competitive pricing pressures in the port replicator market.

     In the first three months of 1999 and in fiscal 1998, 55% and 58%, respectively, of the Company's net revenue was derived from sales of ExtendNet print servers. The Company believes that net revenue from this product line will continue to grow but will decline as a percentage of the Company's net revenue as the Company's recently introduced products for distributed and mobile connectivity achieve market acceptance. While the Company believes that sales of ExtendNet print servers will continue to account for a significant portion of the Company's net revenue and gross profit, the Company's future results of operations will be highly dependent upon the success of its recently introduced products.

     In its port replicator business, the Company generally faces competition from the PC manufacturers who develop port replicators for their own PCs. Sales of the Company's port replicator products are impacted by the availability of competitive products in the marketplace. To the extent competitive products are available, decreased demand for the Company's products could have a material effect on the Company's port replicator business.

     The Company derives a substantial portion of its net revenue from international sales, principally through its international sales subsidiaries and a limited number of distributors. In the first three months of 1999 and in fiscal 1998, international sales represented 47% and 44% of net revenue, respectively. The Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. If any significant international distributor were to cease purchasing products or were to significantly reduce its orders from the Company for any reason, the Company's business and operating results could be materially adversely affected. International sales are subject to a number of risks, including changes in government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuation in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing international operations and political and economic instability.

     The Company markets and sells a majority of its products through multiple indirect channels, primarily distributors and resellers. Certain of the Company's products, in particular its ExtendNet print servers, JetEye IrDA products and infrared software, are sold to OEMs, and the Company intends to increase sales to OEMs in the future.

The Company supports its indirect channels with its own sales and marketing organization. The Company's key distributors include Ingram Micro and Tech Data. In the first three months of 1999 and in fiscal 1998, sales to Ingram Micro accounted for 30% and 23% of the Company's net revenue, respectively. Sales to Tech Data accounted for 11% of the Company's net revenue in fiscal 1998. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business and results of operations. The Company provides price protection rights and limited product return rights for stock rotation to most of its distributors and resellers.

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

                                               THREE MONTHS ENDED SEPTEMBER 30
                                            ---------------------------------------
                                              1998      % CHANGE            1997
                                            ---------------------------------------
Gross profit                                $7,726           14.9%        $6,723
Gross margin                                  57.0%                         60.3%


     The decrease in gross margin for the three months ended September 30, 1998 from the level achieved in the three months ended September 30, 1997 was principally due to a shift in product mix from higher margin ExtendNet print server and Printer Sharing products to lower margin ExtendNet print server products and an increase in the allowance for obsolete port replicator inventory. The decrease in gross margin was offset in part by increased NRE and royalty revenue as well as increased Advantage Database Server and ExtendNet VPN revenue.

     The Company's cost of net revenue consists primarily of costs associated with components, outsourced manufacturing of certain subassemblies, and in-house labor associated with assembly, testing, shipping and quality assurance. The Company's gross margin is affected by a number of factors, including product mix, competitive product pricing pressures, manufacturing costs, component costs and provisions for obsolete inventory. The Company anticipates that its gross margin may decline in the future as a result of shifts in the Company's product mix and competitive pricing pressure. In particular, the Company expects that its gross margin will decline as a result of a continued shift in product mix toward lower priced print servers and competitive pricing pressures on port replicators. The Company's gross margin may also decline in the future as a result of additional provision for obsolete port replicator inventory. The Company seeks to mitigate the effects of declining prices by improving product design and reducing costs, primarily manufacturing and component costs.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              1998       % CHANGE           1997
                                            ------------------------------------
Research and development                    $1,537            0.3%        $1,532
  as a % of net revenue                       11.3%                         13.7%


     Research and development expense for the three months ended September 30, 1998 was consistent with prior year. Increased Internet and Infrared product development activities were offset by reduced print server development activities.

     The Company expects research and development expenses to increase in the future, although such expenses may vary as a percentage of net revenue. As a result of the October 1998 acquisition of all of the outstanding stock of Rand Software Corporation, a provider of data synchronization software for mobile devices such as Windows CE Handheld PCs and Palm-size computers, the Company expects that a portion of the $1.4 million purchase price will be allocated to in-process research and development and charged to expense in the three months ended December 31, 1998.

However, it is uncertain whether these charges, if any, will have a material impact on the Company's results of operations or financial position.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              1998       % CHANGE           1997
                                            ------------------------------------
Marketing and sales                         $3,603           11.8%        $3,223
  as a % of net revenue                       26.6%                         28.9%


     The increase in marketing and sales expense for the three months ended September 30, 1998 was principally due to increased promotional activities associated with the Advantage Database Server, port replicator, and Internet Access Server products, as well as increased sales activities both at the European subsidiaries and in the North American sales groups. The increase in sales and marketing expense was offset, in part, by decreased promotional activities associated with ExtendNet Print Server, ExtendNet VPN, and Infrared products.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              1998       % CHANGE           1997
                                            ------------------------------------
General and administrative                    $888           17.6%          $755
  as a % of net revenue                        6.6%                          6.8%


     The increase in general and administrative expense for the three months ended September 30, 1998 was primarily attributable to increased stock option compensation expense and increased professional services expense, primarily as a result of being a public company.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              1998       % CHANGE           1997
                                            ------------------------------------
Other income (expense), net                   $106          303.8%         $(52)
  as a % of net revenue                        0.8%                        (0.4%)


     The change in other income (expense) for the three months ended September 30, 1998 was principally due to increased interest income, foreign exchange gains and reduced amortization expense

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              1998       % CHANGE           1997
                                            ------------------------------------
Interest expense                            $(188)           12.6%        $(167)
  as a % of net revenue                      (1.4%)                        (1.5%)


     The increase in interest expense for the three months ended September 30, 1998 was principally due to an increase in the balance of the Company's debt.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              1998       % CHANGE           1997
                                            ------------------------------------
Provision for income taxes                    $566           60.3%          $353
  as a % of income before taxes               35.0%                         35.5%


     The increase in the provision for income taxes for the three months ended September 30, 1998 was primarily due to an increase in net income before taxes, offset in part by a decrease in the effective tax rate.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              1998       % CHANGE           1997
                                            ------------------------------------
Net cash provided by (used by)
  operating activities                      $(366)         (116.0%)       $2,284


     Historically, the Company has funded its operations primarily through cash generated from operations. The use of net cash in operations was primarily a result of increased accounts receivable, partially offset by a decrease in inventory.

     Accounts receivable increased to $10.6 million at the end of September 1998 from $8.8 million at the end of June 1998. The increase in accounts receivable was primarily due to increased levels of business, timing of business within the quarter, and an increase in balances for international distributors and OEM customers who typically have longer terms than North American distributors. Calculated based on pattern of business within the quarter, days sales outstanding ("DSO") were 55.5 days as of the end of September 1998 compared to
53.0 at June 30, 1998. The increase in DSO is reflective of seasonality in the Company's first fiscal quarter, which results in increased business during September versus the first two months of the quarter, and to an increase in the amount of sales with credit terms. The Company expects that accounts receivable will increase as revenue increases and as revenue from international and OEM customers represent a higher percentage of the Company's total revenue.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              1998       % CHANGE           1997
                                            ------------------------------------
Net cash used by investing activities     $(2,043)          183.8%        $(720)


     Net cash used by investing activities in the three months ended September 1998 consisted largely of the purchase of available-for-sale securities, and purchase of property and equipment.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              1998       % CHANGE           1997
                                            ------------------------------------
Net cash used by financing activities        $(57)          (29.6%)        $(81)


     Net cash used by financing activities for the three months ended September 1998 consisted primarily of payments on the Company's debt.

     The Company has a $5 million uncollateralized bank revolving line of credit that expires on October 31, 2000. Interest on borrowings is at the bank's prime rate. The line of credit requires the Company to maintain certain financial ratios. There were no borrowings under this line as of September 30, 1998.

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

     In addition to acquiring all of the outstanding stock of Rand Software Corporation in October 1998, the Company acquired Genoa Technology, Inc.'s IrDA test tools product line which includes products that are used extensively in the testing and development of infrared products such as printers, notebooks, cell phones, PDAs, digital cameras and medical equipment. In addition, in November 1998, the Company acquired a controlling interest in Parallax Research, Pte., a Singapore-based developer and manufacturer of infrared connectivity products. The Company intends to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden its product lines and to provide a more complete virtual enterprise network solution. The Company has no present commitments or agreements with respect to any such transaction, however, the Company may acquire businesses, products or technologies in the future. There can be no assurance that the Company will not require additional financing in the future or, if the Company were required to obtain additional financing in the future, that sources of capital will be available on terms favorable to the Company, if at all.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit year entries to distinguish 21st century dates from 20th century dates. To address such "Year 2000" issues, the Company established a Year 2000 Project Team which is currently in phase three of its five-phase plan to assess the Company's Year 2000 compliance. In prior phases, the Company identified three key areas critical to successful Year 2000 compliance: products, financial and information systems and third-party relationships. In the current phase, the Company successfully completed testing of current products and does not believe there is significant risk of noncompliance. In addition, the Company replaced or upgraded its core financial, manufacturing and sales systems in the prior two years which were certified as Year 2000 compliant prior to installation. To date, the Company has not incurred significant costs related to Year 2000 compliance. The Company's assessment of the readiness of third-party business partners, including significant vendors and customers, for Year 2000 compliance is scheduled for completion in December 1998. The Company has not completed a detailed analysis of the cost which may be incurred to address Year 2000 issues. At this time, the Company cannot reasonably estimate the potential impact on its financial position and results of operations if key suppliers, customers and other business partners do not become Year 2000 compliant on a timely basis.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     IN ADDITION TO THE RISK FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

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

     As a result of the foregoing factors, the Company's operating results may be subject to significant volatility. It is likely that in a future period the Company will fail to achieve anticipated operating results. Any shortfall in net revenue, gross profit or net income from levels expected by securities analysts in any period could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS. The Company's future results of operations will be highly dependent upon the success of recently introduced products, including the ExtendNet VPN, ExtendNet IAS, Advantage Database Server Version 5.0, and certain models of port replicator and ExtendNet print servers. Newly introduced products are subject to a number of risks, including failure to achieve market acceptance and poor product performance. The Company is unable to predict with any degree of certainty the rate of market acceptance of these newly introduced products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or refinement before they achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's business and results of operations.

     RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The markets for mobile connectivity and distributed computing solutions are still emerging, and there can be no assurance that they will continue to grow or that, even if the markets grow, the Company's products that address these markets will be successful. The Company's success in generating significant revenue in these evolving markets will depend upon, among other things, its ability to demonstrate the benefits of its technology to potential distributors, OEMs and end users, to maintain and enhance its relationships with leading distributors and to expand successfully its distribution channels. The success of the ExtendNet VPN and ExtendNet IAS products will rely, to a large degree, on the increased use of the Internet by businesses as replacements for, or enhancements to, their private networks.

     There can be no assurance that businesses will develop sufficient confidence in the Internet to deploy the Company's products to a significant degree. The inability of the Company to continue to penetrate the existing markets for mobile connectivity and distributed computing solutions or the failure of current markets to grow or new markets to develop or be receptive to the Company's products could have a material adverse effect on the Company's business and results of operations. The emergence of markets for the Company's products will be affected by a number of factors beyond the Company's control. For example, the Company's products are designed to conform to certain standard infrared and networking specifications. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge which will be preferred by the Company's customers. In addition, there can be no assurance that infrared technology itself will be adopted as the standard or preferred technology for wireless connectivity or that manufacturers of personal computers will elect to bundle the infrared technology in their products. The emergence of markets for the Company's products is critically dependent upon continued expansion of the market for mobile computing devices and the timely introduction and successful marketing and sale of mobile computing products such as notebook computers and personal digital assistants, of which there can be no assurance.

     PRODUCT CONCENTRATION. In the first three months of 1999 and in fiscal 1998, 55% and 58%, respectively, of the Company's net revenue was derived from sales of ExtendNet print servers. The Company believes that this product line will continue to account for a significant portion of the Company's net revenue and gross profit. The Company expects that its gross margin on sales of ExtendNet print servers will continue to decline as a result of a shift in product mix toward lower priced print servers and competitive pricing pressures. The Company's future operating results, particularly in the near term, are dependent upon the continued market acceptance of ExtendNet print servers. There can be no assurance that ExtendNet print servers will continue to meet with market acceptance or that the Company will be successful in developing, introducing or marketing new or enhanced products. A decline in the demand for ExtendNet print servers, as a result of competition, technological change or other factors, or the failure to successfully develop, introduce or market new or enhanced products could have a material adverse effect on the Company's business and results of operations. The life cycle of ExtendNet print servers is difficult to estimate because of, among other factors, the presence of strong competitors in the market and the likelihood of future competition.

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

     RISKS OF INTERNATIONAL SALES AND OPERATIONS. The Company derives a substantial portion of its net revenue from international sales, principally through its international sales subsidiaries and a limited number of distributors. The Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. If any significant international distributor were to cease purchasing products or were to significantly reduce its orders from the Company for any reason, the Company's business and operating results could be materially and adversely affected. International sales are subject to a number of risks, including changes in government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing international operations and political and economic instability, including instability caused by the European monetary union. Many of such factors are beyond the Company's control.

     A substantial portion of the Company's international sales are typically denominated in U.S. dollars. As a result, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. The Company operates sales subsidiaries in France, Germany, Italy and the United Kingdom. The sales made through these subsidiaries are primarily denominated in local currencies. Accordingly, the Company's international operations impose a risk upon its business as a result of currency exchange rate fluctuations. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business and results of operations. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign markets.

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

     Certain of the Company's products are manufactured in their entirety by third parties. For example, the ExtendNet IAS is manufactured by Apexx Technology, Inc. In addition, the Company's port replicator and in-air and in-car charger products are manufactured by Mobility Electronics. The reliance on third-party manufacturers involves a number of risks, including the potential inability to obtain an adequate supply of existing and new products and reduced control over delivery schedules, product quality and product cost. In the event that the Company is unable to maintain good relationships with its third-party manufacturers there could be a material adverse effect on the Company's business and results of operations.

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

     PRODUCT ERRORS; PRODUCT LIABILITY. Software and hardware products as complex as those offered by the Company typically contain undetected errors when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments. Any such errors, or "bugs," could result in dissatisfied customers and the loss of or delay in market acceptance of the new product, any of which could have a material adverse effect upon the Company's business and results of operations. Although to date the Company has not experienced any material product liability claims, there can be no assurance that the Company will not face material product liability claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business and results of operations.

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

     RISKS ASSOCIATED WITH ACQUISITIONS BY THE COMPANY. In October 1998, the Company acquired all of the outstanding stock of Rand Software Corporation, a provider of industry-leading data synchronization software for mobile devices such as Windows CE Handheld PCs and Palm-size computers. Also in October 1998, the Company acquired Genoa Technology, Inc.'s IrDA test tools product line which includes products that are used extensively in the testing and development of infrared products such as printers, notebooks, cell phones, PDAs, digital cameras and medical equipment. In November 1998, the Company acquired a controlling interest in Parallax Research, Pte., a Singapore-based developer and manufacturer of infrared connectivity products. As part of its growth strategy, the Company intends to pursue the acquisition of other companies that either complement or expand its existing business. The Company is continually evaluating potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and difficulties, including the expansion into new markets and business areas, the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, the integration of the acquired companies' management information systems with those of the Company, potential adverse short-term effects on the Company's operating results, the amortization of acquired intangible assets and the need to present a unified corporate image. In addition, acquisitions could result in the need to expend substantial amounts of cash. While the Company believes that it has sufficient funds to finance its operations for at least the next 12 months, to the extent that such funds are insufficient to fund the Company's activities, including any potential acquisitions, the Company may need to raise additional funds through public or private equity or debt financing or from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's shareholders and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional equity or debt financing will be available or that, if available, it can be obtained on terms favorable to the Company or its shareholders.

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

     DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend to a significant degree upon the continuing contributions of its key management, engineering, sales and marketing personnel. The Company does not maintain any key person life insurance policies. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled management, engineering, sales and marketing personnel. In particular, the Company is currently attempting to recruit new engineering personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. Failure to recruit, hire, train and retain key personnel would limit future growth and could have a material adverse effect on the Company's business and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of the Company's long-term debt is at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from its holdings of financial instruments is minimal.

     The Company derives a substantial portion of its revenue from international sales, principally through its international subsidiaries in Germany, France, Italy and the United Kingdom and through a limited number of independent distributors. Sales made by the Company's international subsidiaries are generally denominated in the country's local currency. Fluctuations in exchange rates between the U.S. dollar and other currencies could materially affect the Company's financial condition and results of operations. To the extent that the Company implements hedging activities in the future with respect to currency transactions, there can be no assurance that the Company will be successful in such hedging activities.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     27.1 Financial Data Schedule

(A)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the three months ended September 30, 1998.


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