Form 10-Q
period 1998-12-31
EXTENDED SYSTEMS INC
filed 1999-02-16
CIK 1051490

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

       /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       / /       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

       / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM_____ TO _____

                               --------------------

                        Commission File Number 000-23597


                          EXTENDED SYSTEMS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                               82-0399670
      -------------------------------               --------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)


                  5777 NORTH MEEKER AVENUE, BOISE, ID      83713
               ---------------------------------------   ---------
               (Address of principal executive office)   (Zip Code)


       Registrant's telephone number, including area code:  (208) 322-7575

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  /X/     No  / /


The number of shares outstanding of the registrant's common stock as of December 31, 1998 was 8,465,609.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           EXTENDED SYSTEMS INCORPORATED

                                     FORM 10-Q

                FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998

                                       INDEX

                                                                                     PAGE
                                                                                     ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statement of Operations
           for the Three and Six Months Ended December 31, 1998 and 1997.........       1

           Consolidated Balance Sheet
           as of December 31, 1998 and June 30, 1998 ............................       2


           Consolidated Condensed Statement of Cash Flows
           for the Six Months Ended December 31, 1998 and 1997...................       3

           Notes to Consolidated Financial Statements............................       4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................       7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk............      17


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K......................................      17


SIGNATURE  ......................................................................      19

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                               Three Months Ended           Six Months Ended
                                                  DECEMBER 31,                 DECEMBER 31,
                                             ----------------------      ----------------------
                                               1998          1997          1998          1997
                                             --------      --------      --------      --------

Net revenue..............................    $  9,259      $ 12,131      $ 22,802      $ 23,283
Cost of net revenue......................       5,698         4,963        11,517         9,392
                                             --------      --------      --------      --------
Gross profit.............................       3,561         7,168        11,285        13,891
Operating expenses:
  Research and development...............       1,764         1,562         3,299         3,096
  Acquired research and development......         758          --             758          --
  Marketing and sales....................       4,117         3,424         7,720         6,647
  General and administrative.............         832           752         1,721         1,507
                                             --------      --------      --------      --------
    Income (loss) from operations........      (3,910)        1,430        (2,213)        2,641
Other income (expense), net..............           6           (84)          113          (137)
Interest expense.........................        (183)         (178)         (370)         (345)
                                             --------      --------      --------      --------
Income (loss) before income taxes........      (4,087)        1,168        (2,470)        2,159
Provision (benefit) for income taxes.....      (1,146)          415          (579)          765
                                             --------      --------      --------      --------
    Net (loss) income....................    $ (2,941)     $    753      $ (1,891)     $  1,394
                                             --------      --------      --------      --------
                                             --------      --------      --------      --------

Earnings (loss) per share:
    Basic................................    $  (0.35)     $   0.11      $  (0.23)     $   0.20
    Diluted..............................    $  (0.35)     $   0.10      $  (0.23)     $   0.19
Number of shares used in earnings (loss)
  per share calculation:
    Basic................................       8,360         6,863         8,305         6,864
    Diluted..............................       8,360         7,281         8,305         7,156

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)


                                                            December 31,    June 30,
                                                               1998          1998
                                                            -----------     --------
ASSETS
Current:
  Cash and cash equivalents...........................       $  7,573       $ 15,006
  Short term investments..............................          3,750           --
  Accounts receivable, net............................          8,747          8,776
  Other receivables...................................          1,506            419
  Inventories:
    Purchased parts...................................          1,742          1,906
    Finished goods....................................          3,963          4,076
  Income taxes receivable.............................            956            --
  Prepaids and other..................................            847            318
                                                             --------       --------
    Total current assets..............................         29,084         30,501
Property and equipment, net...........................          8,701          8,586
Other assets..........................................          1,818          1,060
                                                             --------       --------
        Total assets..................................       $ 39,603       $ 40,147
                                                             --------       --------
                                                             --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current:
  Accounts payable and accrued expenses...............       $  3,916       $  3,586
  Accrued payroll and related benefits................            835          1,478
  Income taxes payable................................             24            505
  Current portion of long-term debt...................          7,737            235
                                                             --------       --------
    Total current liabilities.........................         12,512          5,804
Long-term debt........................................            321          7,617
Deferred income taxes.................................            175            134
                                                             --------       --------
    Total liabilities.................................         13,008         13,555
                                                             --------       --------

Shareholders' equity:

  Common stock........................................              8              8
  Additional paid-in capital..........................         12,015         10,847
  Retained earnings...................................         15,096         16,987
  Deferred compensation...............................           (702)        (1,074)
  Accumulated other comprehensive income..............            178           (176)
                                                             --------       --------
    Total shareholders' equity........................         26,595         26,592
                                                             --------       --------
    Total liabilities and shareholders' equity.........      $ 39,603       $ 40,147
                                                             --------       --------
                                                             --------       --------

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)


                                                                    Six Months Ended December 31,
                                                                      1998                  1997
                                                                    --------             --------
Net cash provided (used) by operating activities............        $ (2,555)            $  1,317
                                                                    --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................            (622)              (1,710)
  Purchase of short-term investments........................          (3,750)                --
  Acquisitions:
     Rand Software Corporation, net of cash acquired........            (647)                --
     Parallax Research Pte, net of cash acquired............            (333)                --
  Other investing activities................................            (141)                   8
                                                                    --------             --------
       Net cash used by investing activities................          (5,493)              (1,702)
                                                                    --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the issuance of common stock................             564                 --
  Payments on long-term debt................................            (132)                 (66)
  Other financing activities................................              23                  195
                                                                    --------             --------
      Net cash provided by financing activities.............             455                  129

  Effect of currency exchange rate changes on cash..........             160                  (64)
                                                                    --------             --------
  Net decrease in cash and cash equivalents ................          (7,433)                (320)

CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................          15,006                6,621
                                                                    --------             --------

  End of year...............................................        $  7,573             $  6,301
                                                                    --------             --------
                                                                    --------             --------

Supplemental disclosures of cash flow information:
  Income taxes paid, net of refunds.........................        $    779             $    799
  Issuance of common stock in acquisition...................             735                 --
  Deferred compensation.....................................             202                  991
  Interest paid.............................................              69                   58

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


     Extended Systems Incorporated provides distributed and mobile computing solutions that address the needs of the virtual enterprise.

     BASIS OF PRESENTATION. The unaudited consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, and their consolidated results of operations and cash flows. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1999 presentation. Tabular amounts are in thousands, except per share amounts.

     The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in the Company's 1998 Annual Report on Form 10-K.

     CURRENCY TRANSLATION. The Company translates the accounts of its international subsidiaries using the local currency as the functional currency. The assets and liabilities of international subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Gains and losses from this translation process are reflected as a component of comprehensive income. Revenue and expenses are translated into U.S. dollars using the average exchange rate for the period. The Company recognized a net currency exchange gain (loss) of $90,000 and ($55,000) for the six months ended December 31, 1998 and 1997, respectively.

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

     SHORT-TERM INVESTMENTS are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such securities are reported at fair value which approximates cost.

     INVENTORIES of purchased parts and finished goods are valued at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market. The cost of net revenue for the three and six months ended December 31, 1998, includes a provision for write-down of port replicator inventory of $1.1 million and $1.4 million, respectively.

     REVENUE on hardware products is recognized when products are shipped to customers, including when products are shipped to distributors and resellers, net of an allowance for estimated product returns. As a result of the announced exit from the port replicator business in December 1998, net revenue for the three and six months ended December 31, 1998, includes a provision for port replicator returns of $1.0 million.

     Revenue earned under software license agreements is recognized when there is persuasive evidence of a contract, software has been delivered to the customer and accepted, payment is due within 12 months, collectibility is probable and there are no significant obligations remaining. The Company does not provide any material post contract customer support.

(UNAUDITED)

     EARNINGS (LOSS) PER SHARE is calculated pursuant to SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if the potential dilutive common shares had been issued. Diluted earnings (loss) per share computations exclude stock options and potential shares for convertible debt to the extent their effect would have been antidilutive.


                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              DECEMBER 31,                DECEMBER 31,
                                                         ---------------------     ---------------------
                                                           1998         1997         1998          1997
                                                         --------     --------     --------     --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
  Net income (loss)...........................           $ (2,941)    $    753     $ (1,891)    $  1,394
  Weighted average shares outstanding.........              8,360        6,863        8,305        6,864
                                                         --------     --------     --------     --------
  Basic earnings (loss) per share.............           $  (0.35)    $   0.11     $  (0.23)    $   0.20
                                                         --------     --------     --------     --------
                                                         --------     --------     --------     --------

DILUTED
  Net income (loss)...........................           $ (2,941)    $    753     $ (1,891)    $  1,394
                                                         --------     --------     --------     --------
  Weighted average shares outstanding.........              8,360        6,863        8,305        6,864
  Net effect of dilutive stock options........               --            418         --            292
                                                         --------     --------     --------     --------
    Total shares and dilutive options.........              8,360        7,281        8,305        7,156
                                                         --------     --------     --------     --------
  Diluted earnings (loss) per share...........            $ (0.35)      $ 0.10     $  (0.23)    $   0.19
                                                         --------     --------     --------     --------
                                                         --------     --------     --------     --------

     BUSINESS COMBINATIONS. In October 1998, the Company acquired all of the outstanding stock of Rand Software Corporation ("Rand") for $710,000 in cash and 104,998 shares of Common Stock valued at $735,000. In November 1998, the Company acquired a controlling interest in Parallax Research, Pte. ("Parallax") for $347,000 in cash and by assuming $379,000 in debt. Both transactions were accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and, accordingly, the results of operations of both companies have been included in the consolidated statement of operations since the acquisition dates. Pro forma results of operations have not been presented since the effects of these acquisitions were not material for the periods presented.

     A summary of the net assets acquired at the date of the acquisitions, as determined in accordance with APB 16 is as follows (in thousands):

          Net working capital........................      $ (147)
          Property and equipment.....................         135
          Developed technology, goodwill
            and other intangibles....................       1,424
          Acquired research and development..........         758
                                                           ------
                                                          $ 2,170
                                                           ------
                                                           ------

     Valuation of the intangible assets acquired from Rand and Parallax, including acquired research and development, developed technology and goodwill were determined by independent appraisers. Such appraisers determined the value assigned to acquired research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired research and development, adjusting the net cash flows for the stage of completion of the projects and discounting the adjusted cash flows to their present values based on risk adjusted discount rates of 25% to 35%. The net cash flows from such projects were based on estimates made by the Company's management and excluded amounts expected to result from existing products and technologies. Management, based upon such independent appraisals, estimated that, in aggregate, the fair value of acquired research and development that had not yet reached technological feasibility and has no alternative future use is $758,000. The amount allocated to acquired research and development was expensed as a non-recurring, non-tax deductible charge to operations for the three and six months ended December 31, 1998.

(UNAUDITED)

     COMPREHENSIVE INCOME (LOSS). The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the first quarter of 1999. This statement requires the Company to disclose accumulative other comprehensive income (excluding net income) as a separate component of shareholders' equity. Comprehensive income
(loss) was as follows:


                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 DECEMBER 31,             DECEMBER 31,
                                            --------------------     --------------------
                                              1998        1997        1998         1997
                                            --------     -------     --------     -------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income (loss).......................    $ (2,941)    $   753     $ (1,891)    $ 1,394
Change in currency translation..........         (12)       (101)         354        (141)
                                            --------     -------     --------     -------
Comprehensive income (loss).............    $ (2,953)    $   652     $ (1,537)    $ 1,253
                                            --------     -------     --------     -------
                                            --------     -------     --------     -------

     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for publicly traded business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a publicly traded business enterprise report financial and descriptive information about its reportable operating segments on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for financial statements for periods beginning after December 15, 1997, and need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management is currently evaluating the effects of adopting SFAS No. 131.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-Q, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), INCLUDING THE 1998 ANNUAL REPORT ON FORM 10-K AND THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN FISCAL 1999. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997, UNLESS OTHERWISE INDICATED. ALL TABULAR DOLLAR AMOUNTS ARE PRESENTED IN THOUSANDS.

RESULTS OF OPERATIONS

     In December 1998, the Company announced its decision to exit the mechanical port replicator business. The Company's decision was based on two primary factors. The Company saw a decrease in demand for third-party port replicator products as laptop vendors became more successful in providing similar products in a more timely manner. In addition, the Company was experiencing quality-related problems with its supplier and, consequently, faced a lack of a reliable source for port replicators to support future releases of laptop PC models in the increasingly competitive environment.


                                      THREE MONTHS ENDED DECEMBER 31,                SIX MONTHS ENDED DECEMBER 31,
                                 -----------------------------------------    -----------------------------------------
                                  1998           % CHANGE           1997       1998           % CHANGE           1997
                                 -----------------------------------------    -----------------------------------------
Net revenue.................     $ 9,259         -23.7%           $ 12,131    $ 22,802         -2.1%           $ 23,283

     The decrease in net revenue for the three months ended December 31, 1998 from the same period last year was principally due to decreased unit sales of port replicator products, along with an increase in the allowance for port replicator sales returns from the Company's North American distribution partners, and decreased unit sales of printer sharing products. The decrease in net revenue was offset, in part, by an increase in the average selling price of Internet products due to a shift in product mix and increased unit sales of Advantage Database Server products. The Company's revenue from ExtendNet print server products remained relatively consistent for the three months ended December 31, 1998 with the level of revenue in the same period last year, however, the Company experienced an increase in unit sales of ExtendNet print server products, which was offset by a decrease in average selling price of print server products as a result of a shift in product mix to lower-priced products.

     The decrease in net revenue for the six months ended December 31, 1998 from the same period last year was principally due to decreased net unit sales of port replicator products, decreased unit sales of printer sharing products coupled with a decrease in average selling price of printer sharing products due to a change in product mix and an increase in the allowance for port replicator returns from the Company's North American distribution partners. The decrease in net revenue was offset, in part, by increased unit sales of OEM print servers, an increase in the average selling price of Internet products due to a shift in product mix, increased non-recurring engineering ("NRE") and royalty revenue, and increased unit sales of Advantage Database Server products. The Company also experienced an increase in unit sales of ExtendNet print server products, which was partially offset by a decrease in average selling price of print server products as a result of a shift in product mix to lower priced products.

     In the first six months of 1999 and in fiscal 1998, 59.3% and 53.8%, respectively, of the Company's net revenue was derived from sales of ExtendNet print servers. The Company believes that net revenue from this product line will continue to grow but will decline as a percentage of the Company's net revenue as the Company's other products for distributed and mobile connectivity achieve market acceptance. While the Company believes that sales of ExtendNet print servers will continue to account for a significant portion of the Company's net revenue and gross profit, the Company's future results of operations will be highly dependent upon the success of its more recently introduced products.

     The Company derives a substantial portion of its net revenue from international sales, principally through its international sales subsidiaries and a limited number of distributors. In the first six months of 1999 and in fiscal 1998, international sales represented 54% and 44% of net revenue, respectively. The Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. International sales are subject to a number of risks, including changes in government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuation in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing international operations and political and economic instability.

     The Company markets and sells a majority of its products through multiple indirect channels, primarily distributors and resellers. Certain of the Company's products, in particular its ExtendNet print servers, JetEye IrDA products, infrared software, and data synchronization software are sold to OEMs, and the Company intends to increase sales to OEMs in the future. The Company supports its indirect channels with its own sales and marketing organization. The Company's key distributors include Ingram Micro, Inc. ("Ingram Micro") and Tech Data Corporation ("Tech Data"). In the first six months of 1999 and in fiscal 1998, sales to Ingram Micro accounted for 20% and 23% of the Company's net revenue, respectively. Sales to Tech Data accounted for 11% of the Company's net revenue in fiscal 1998. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business, results of operations and cash flows. The Company provides price protection rights and limited product return rights for stock rotation to most of its distributors and resellers.

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


                                      THREE MONTHS ENDED DECEMBER 31,                SIX MONTHS ENDED DECEMBER 31,
                                 -----------------------------------------    -----------------------------------------
                                  1998           % CHANGE           1997       1998           % CHANGE           1997
                                 -----------------------------------------    -----------------------------------------
Gross profit.................    $ 3,561         -50.3%           $ 7,168     $ 11,285         -18.8%          $ 13,891
Gross margin.................      38.5%                            59.1%        49.5%                            59.7%

     The decrease in gross margin for the three months ended December 31, 1998 from the same period last year was principally due to the impact of the increase in the inventory valuation allowance for port replicator inventory and an increase in the allowance for port replicator returns from the Company's North American distribution partners recorded as a result of the Company's exit from the port replicator business. Absent the impact of these non-recurring charges, gross margin was 55.1% in the three months ended December 31, 1998. The decrease from the prior year was due to a shift in the Company's product mix to lower gross margin products, including lower-priced print server products with corresponding lower margins, offset in part by strong royalty, license and NRE revenue.

     The decrease in gross margin for the six months ended December 31, 1998 from the same period last year was principally due to the impact of the increase in the inventory valuation allowance for port replicator inventory and a shift in product mix from higher margin ExtendNet print server and printer sharing products to lower margin ExtendNet print server products. The decrease in gross margin was partially offset by increased NRE and royalty revenue as well as increased Advantage Database Server and Internet sales.

     The Company's cost of net revenue consists primarily of costs associated with components, outsourced manufacturing of certain subassemblies, and in-house labor associated with assembly, testing, shipping and quality assurance. The Company's gross margin is affected by a number of factors, including product mix, competitive product pricing pressures, manufacturing costs, component costs and provisions for obsolete inventory. The Company anticipates that its gross margin may continue to decline in the future as a result of shifts in the Company's product mix and competitive pricing pressure. In particular, the Company expects that its gross margin will decline as a result of a continued shift in product mix toward lower priced print servers. The Company seeks to mitigate the effects of declining prices by improving product design and reducing costs, primarily manufacturing and component costs.


                                      THREE MONTHS ENDED DECEMBER 31,                SIX MONTHS ENDED DECEMBER 31,
                                 -----------------------------------------    -----------------------------------------
                                  1998           % CHANGE           1997       1998           % CHANGE           1997
                                 -----------------------------------------    -----------------------------------------
Research and development.....    $ 1,764         12.9%            $ 1,562     $ 3,299         6.6%             $ 3,096
  as a % of net revenue......      19.1%                            12.9%       14.5%                            13.3%

     The increase in research and development expense for the three months and six months ended December 31, 1998 from the same periods last year was due primarily to increased personnel costs as a result of the Company's acquisition of Rand Software Corporation ("Rand") in October 1998 and Parallax Research, Pte. ("Parallax") in November 1998. The increase was partially offset by decreased employee stock option compensation expense.

     The Company expects research and development expenses to increase in the future, although such expenses may vary as a percentage of net revenue

     Of the aggregate purchase price for the Rand and Parallax acquisitions, $758,000 has been allocated to acquired research and development. For the three months and six months ended December 31, 1998, acquired research and development was 8.2% and 3.3% of net revenue, respectively.


                                      THREE MONTHS ENDED DECEMBER 31,                SIX MONTHS ENDED DECEMBER 31,
                                 -----------------------------------------    -----------------------------------------
                                  1998           % CHANGE           1997       1998           % CHANGE           1997
                                 -----------------------------------------    -----------------------------------------
Marketing and sales.........     $ 4,117         20.2%            $ 3,424     $ 7,720         16.1%            $ 6,647
  as a % of net revenue.....       44.5%                            28.2%       33.9%                            28.5%

     The increase in marketing and sales expense for the three months and six months ended December 31, 1998 from the same periods last year was principally due to increased sales activities at the European subsidiaries and in the North American sales group. The increase in sales and marketing expense was offset, in part, by decreased promotional activities associated with ExtendNet print server products in North America.

     The Company expects marketing and sales expenses to increase in the future, although such expenses may vary as a percentage of net revenue.


                                      THREE MONTHS ENDED DECEMBER 31,                SIX MONTHS ENDED DECEMBER 31,
                                 -----------------------------------------    -----------------------------------------
                                  1998           % CHANGE           1997       1998           % CHANGE           1997
                                 -----------------------------------------    -----------------------------------------
General and administrative.....  $   832         10.6%            $    752     $ 1,721         14.2%            $ 1,507
  as a % of net revenue........     9.0%                              6.2%        7.5%                             6.5%

     The increase in general and administrative expense for the three months and six months ended December 31, 1998 from the same periods last year was primarily attributable to increased professional services expense, primarily as a result of being a publicly traded company and increased administrative expenses associated with the Company's acquisition of Parallax.

     The Company expects general and administrative expenses to increase in the future, although such expenses may vary as a percentage of net revenue.


                                      THREE MONTHS ENDED DECEMBER 31,                SIX MONTHS ENDED DECEMBER 31,
                                 -----------------------------------------    -----------------------------------------
                                  1998           % CHANGE           1997       1998           % CHANGE           1997
                                 -----------------------------------------    -----------------------------------------
Other income (expense), net..... $   6           107.1%           $ (84)      $ 113           -182.5%          $ (137)
  as a % of net revenue.........  0.1%                             -0.7%       0.5%                              -0.6%

     The change in other income (expense) for the three months and six months ended December 31, 1998 from the same periods last year was principally due to increased interest income and a reduction in foreign exchange losses, offset in part by an increase in the allowance for doubtful accounts and amortization of goodwill related to the Rand and Parallax acquisitions.


                                      THREE MONTHS ENDED DECEMBER 31,                SIX MONTHS ENDED DECEMBER 31,
                                 -----------------------------------------    -----------------------------------------
                                  1998           % CHANGE           1997       1998           % CHANGE           1997
                                 -----------------------------------------    -----------------------------------------
Interest expense............     $ (183)         2.8%             $ (178)     $ (370)         7.2%             $ (345)
  as a % of net revenue.....       -2.0%                            -1.5%       -1.6%                            -1.5%

     The increase in interest expense for the three months and six months ended December 31, 1998 from the same periods last year was principally due to an increase in the balance of the Company's debt.


                                      THREE MONTHS ENDED DECEMBER 31,                SIX MONTHS ENDED DECEMBER 31,
                                 -----------------------------------------    -----------------------------------------
                                  1998           % CHANGE           1997       1998           % CHANGE           1997
                                 -----------------------------------------    -----------------------------------------
Income taxes..................   $ (1,146)       -376.1%          $ 415       $ (579)         -175.7%          $ 765
  as a % of income
  before taxes................       28.0%                         35.5%         23.4%                         35.4%

     The decrease in income taxes for the three months and six month ended December 31, 1998 from the same periods last year was primarily due to a net loss before taxes. The change in the effective tax rate is the result of non-deductible expenses associated with the Rand and Parallax acquisitions, primarily acquired research and development expenses and amortization of intangibles.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     Historically, the Company has funded its operations primarily through cash generated from operations. The net cash used in operations was primarily a result of decreased payables and increased inventory and prepaid and other assets.

                                                                               SIX MONTHS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1998        % CHANGE         1997
                                                                           ----------     ---------     --------
Net cash provided by (used by) operating activities...................      $ (2,555)       -294.0%      $ 1,317

     Accounts receivable was $8.7 million at December 31, 1998, below the $8.8 million recorded at June 30, 1998. Calculated based on pattern of business within the quarter, days sales outstanding ("DSO") were 83 days at December 31, 1998 compared to 53 at June 30, 1998. The increase in DSO is reflective of lower levels of revenue compared to the quarter ended June 30, 1998, an increase in the amount of sales with credit terms and sales with extended credit terms typically given to international and OEM customers. The Company also experienced slower than expected payments from its North American distributors as a result of excessive levels of port replicator inventory in the North American distribution channel. The Company expects that accounts receivable will increase as revenue increases and as revenue from international and OEM customers represent a higher percentage of the Company's total revenue.

                                                                               SIX MONTHS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1998        % CHANGE         1997
                                                                           ----------     ---------     --------
Net cash used by investing activities.................................      $ (5,493)      222.7%       $ (1,702)


     Net cash used by investing activities in the six months ended December 31, 1998 consisted primarily of the purchase of $3,750 of available-for-sale securities that increased the Company's overall investment return, and the cash investments made for the acquisitions of Rand and Parallax.

     The Company currently plans to incur aggregate capital expenditures of approximately $1.0 million during 1999, primarily for software, system improvements, personal computers, technology equipment, office furnishings and building improvements.


                                                                               SIX MONTHS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1998        % CHANGE         1997
                                                                           ----------     ---------     --------
Net cash provided by financing activities.............................      $ 455         252.7%        $ 129

     Net cash provided by financing activities for the six months ended December 31, 1998 consisted primarily of proceeds from the issuance of Common Stock to employees under employee stock plans, offset by payments on the Company's debt.

     The Company has a $5 million uncollateralized bank revolving line of credit that expires on November 30, 2000. Interest on borrowings is at the lenders prime rate. There were no borrowings under this line as of December 31, 1998, however, the line of credit requires the Company to maintain certain financial ratios and other covenants. Although the Company was not in compliance with one of the covenants for the three months ended December 31, 1998, the Company obtained an amendment to the existing agreement from the lender in the form of a permanent waiver of the covenant requirement.

     The Company issued zero coupon promissory notes to certain investors on September 30, 1992 for $4,000,000. The notes have a maturity value in September 1999 of $7,625,000 and may be converted at any time at the option of the holder into a total of 495,810 shares of Common Stock. If held to maturity, the notes would yield 9.25%. In addition, the Company issued 10% promissory notes in the principal amount of $500,000 to the same investors on September 30, 1992 that may be converted at any time prior to maturity in September 1999 at the option of the holders into a total of 61,977 shares of Common Stock. Interest on the 10% promissory notes is paid annually in arrears.

     Both the zero coupon and the 10% promissory notes (the "Notes") are subordinated in right of payment to future senior indebtedness of the Company. In the event of a change in control, as defined in the Notes, or the sale of substantially all of the assets of the Company, the holders may require redemption of the Notes at the issue price plus accrued original issue discount. The Company has a right of first refusal to purchase the Notes or, if converted, the shares of Common Stock issued pursuant thereto..

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

     In addition to the Rand and Parallax acquisitions, the Company intends to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden its product lines and to provide a more complete virtual enterprise network solution. The Company has no present commitments or agreements with respect to any such transaction, however, the Company may acquire businesses, products or technologies in the future. There can be no assurance that the Company will not require additional financing in the future or, if the Company were required to obtain additional financing in the future, that sources of capital will be available on terms favorable to the Company, if at all.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit year entries to distinguish 21st century dates from 20th century dates. To address such "Year 2000" issues, the Company established a Year 2000 Project Team which is currently in phase four of its five-phase plan to assess the Company's Year 2000 compliance. In prior phases, the Company identified three key areas critical to successful Year 2000 compliance: products, financial and information systems and third-party relationships. The Company has also successfully completed testing of current products and does not believe there is significant risk of noncompliance. In addition, the Company has completed initial evaluation, analysis and testing of its core internal systems and its initial assessment of the readiness of third-party business partners, including significant vendors and customers. The assessment of the compliance of internal systems and third party business partners, as well as the development of appropriate contingency plans, is on-going and is expected to continue throughout 1999. The cost of addressing the Company's Year 2000 issues is not expected to be material. At this time, the Company cannot reasonably estimate the potential impact on its financial position and results of operations if key suppliers, customers and other business partners do not become Year 2000 compliant on a timely basis.

     Because many companies may need to upgrade or replace computer systems and software to comply with Year 2000 requirements, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business, results of operations and cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     IN ADDITION TO THE RISK FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future on a quarterly and an annual basis. Prior growth rates that the Company has experienced in net revenue and net income should not be considered indicative of future growth rates. Factors that could cause the Company's future operating results to fluctuate include the level of demand for the Company's products, the Company's success in developing new products, the timing of new product introductions and product enhancements by the Company and its competitors, market acceptance of the Company's new and enhanced products, the emergence of new industry standards, the timing of customer orders, the mix of products sold, discontinuation of product offerings by the Company or it suppliers, competition, the mix of distribution channels through which the Company's products are sold and general economic conditions. Many of such factors are beyond the Company's control.

     The Company typically operates with a relatively small order backlog. As a result, quarterly sales and operating results depend in large part on the volume and timing of orders received within the quarter, which are difficult to forecast. A significant portion of the Company's expense levels is fixed in advance, based in large part on the Company's forecast of future revenue. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual revenue as compared to estimated revenue could have a material adverse effect on the Company's business, results of operations and cash flows.

     A substantial majority of the Company's net revenue results from the sale of products to distributors and original equipment manufacturers ("OEMs"), which sales are difficult to predict and may have lower margins than sales through other channels. Sales through such channels may contribute to increased fluctuations in operating results. A significant portion of the Company's revenue in any quarter is typically derived from sales to a limited number of distributors. Any significant deferral of purchases of the Company's products by its distributors could have a material adverse effect on the Company's business, results of operations and cash flows in any particular period.

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

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS. The Company's future results of operations will be highly dependent upon the success of recently introduced products, including Enterprise Harmony 98 data synchronization software, Counterpoint test tools, ExtendNet VPN, ExtendNet IAS, Advantage Database Server Version 5.0, and certain models of ExtendNet print servers. Newly introduced products are subject to a number of risks, including failure to achieve market acceptance and poor product performance. The Company is unable to predict with any degree of certainty the rate of market acceptance of these newly introduced products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or refinement before they achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's business, results of operations and cash flows.

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

     There can be no assurance that businesses will develop sufficient confidence in the Internet to deploy the Company's products to a significant degree. The inability of the Company to continue to penetrate the existing markets for mobile connectivity and distributed computing solutions or the failure of current markets to grow or new markets to develop or be receptive to the Company's products could have a material adverse effect on the Company's business, results of operations and cash flows. The emergence of markets for the Company's products will be affected by a number of factors beyond the Company's control. For example, the Company's products are designed to conform to certain standard infrared and networking specifications. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge which will be preferred by the Company's customers. In addition, there can be no assurance that infrared technology itself will be adopted as the standard or preferred technology for wireless connectivity or that manufacturers of personal computers will elect to bundle the infrared technology in their products. The emergence of markets for the Company's products is critically dependent upon continued expansion of the market for mobile computing devices and the timely introduction and successful marketing and sale of mobile computing products such as notebook computers and personal digital assistants, of which there can be no assurance.

     PRODUCT CONCENTRATION. The Company believes that the ExtendNet print server product line will continue to account for a significant portion of the Company's net revenue and gross profit. The Company expects that its gross margin on sales of ExtendNet print servers will continue to decline as a result of a shift in product mix toward lower priced print servers and competitive pricing pressures. The Company's future operating results, particularly in the near term, are dependent upon the continued market acceptance of ExtendNet print servers. There can be no assurance that ExtendNet print servers will continue to meet with market acceptance or that the Company will be successful in developing, introducing or marketing new or enhanced products. A decline in the demand for ExtendNet print servers, as a result of competition, technological change or other factors, or the failure to successfully develop, introduce or market new or enhanced products could have a material adverse effect on the Company's business, results of operations and cash flows. The life cycle of ExtendNet print servers is difficult to estimate because of, among other factors, the presence of strong competitors in the market and the likelihood of future competition.

     RELIANCE ON DISTRIBUTION CHANNELS. The Company sells its products, domestically and internationally, primarily to distributors and resellers and, to a lesser extent, to OEM customers. The Company's success depends on the continued sales efforts of its network of distributors and resellers. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business, results of operations and cash flows.

     The Company provides most of its distributors and resellers with limited product return rights for stock rotation. There can be no assurance that the Company will not experience significant returns in the future or that it will have made adequate allowances to offset such returns. The Company also provides most of its distributors and resellers with price protection rights. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors or resellers if the Company lowers its prices for such products. The short life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors or other factors affecting the markets in which the Company competes could result in significant product returns. In addition, new product introductions by competitors or other market factors could require the Company to reduce prices in a manner or at a time which has a material adverse impact upon the Company's business, results of operations and cash flows.

     The Company intends to continue to enhance and diversify its international and domestic distribution channels. None of the Company's distributors or OEMs is obligated to purchase the Company's products except pursuant to current purchase orders. The Company's ability to achieve future revenue growth will depend in large part on its success in recruiting and training sufficient sales personnel, distributors, value added resellers ("VARs") and OEM customers. Sales to OEMs involve a number of potential risks, including lengthy sales cycles and potential competition from OEM customers. Certain of the Company's existing distributors currently distribute, or may in the future distribute, the product lines of the Company's competitors. There can be no assurance that the Company will be able to attract, train and retain a sufficient number of its existing or future third-party distributors or direct sales personnel, that such third-party distributors will recommend, or continue to recommend, the Company's products or that the Company's distributors will devote sufficient resources to market and provide the necessary customer support for such products. The Company's OEM customers may in the future incorporate competing products into their systems or internally develop competing solutions. In the event that the Company's OEM customers reduce their purchases of the Company's products, the Company's future growth would be adversely affected. All of these factors could have a material adverse effect on the Company's business, results of operations and cash flows.

     COMPETITION. The markets for the Company's products are intensely competitive, and are characterized by frequent new product introductions, rapidly changing technology and standards, constant price pressure and competition for distribution channels. The principal competitive factors in the Company's markets include product performance, reliability, price, breadth of product line, sales and distribution capability and technical support and service. Certain of these factors are outside the Company's control. There can be no assurance that the Company will be able to compete successfully in the future with respect to these or any other competitive factors or that competition will not have a material adverse effect on the Company's business, results of operations and cash flows.

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

     A substantial portion of the Company's international sales are typically denominated in U.S. dollars. As a result, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. The Company operates subsidiaries in France, Germany, Italy, the United Kingdom and Singapore. The transactions made through these subsidiaries are primarily denominated in local currencies. Accordingly, the Company's international operations impose a risk upon its business as a result of currency exchange rate fluctuations. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, results of operations and cash flows. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign markets.

     RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets research and development expenses based on planned product introductions and enhancements; however, actual expenses may differ significantly from budget. The product development process involves a number of risks. The development of new, technologically advanced hardware and software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, to avoid excessive levels of older product inventories and to ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company has in the past experienced, and is likely in the future to experience, delays in the introduction of new products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to achieve market acceptance or problems associated with new product transitions could adversely affect the Company's business, results of operations and cash flows.

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

     Certain of the Company's products are manufactured in their entirety by third parties. For example, the ExtendNet IAS is manufactured by Apexx Technology, Inc. The reliance on third-party manufacturers involves a number of risks, including the potential inability to obtain an adequate supply of existing and new products and reduced control over delivery schedules, product quality and product cost. In this regard, in December 1998, the Company announced its decision to exit the pot replicator business. This decision was based, in part, on quality problems associated with the sole supplier of this product. The decision to exit the port replicator business was the primary cause of the decline in the Company's net revenue in the three months ended December 31, 1998. There can be no assurance that the Company will not experience similar problems with other suppliers in the future. In the event that the Company is unable to maintain good relationships with its third-party manufacturers there could be a material adverse effect on the Company's business, results of operations and cash flows.

     From time to time the Company has agreed with certain suppliers that the Company will purchase certain components exclusively from such suppliers. Because the manufacturing of the Company's products can involve long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet its customers' demands. The Company also relies on third party suppliers for components used in its products. Certain of the components used in the Company's products, including certain semiconductor components and infrared transmission components, are currently available from a limited number of suppliers. Any inability to obtain adequate deliveries or other circumstances that would require the Company to seek alternative manufacturers could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and end users and could therefore have a material adverse affect on the Company's business, results of operations and cash flows.

     DEPENDENCE ON LICENSED TECHNOLOGY. The Company licenses technology on a non-exclusive basis from several companies for use with its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license this technology or to license other necessary technology for use with its products, or substantial increases in royalty payments pursuant to third-party licenses, could have a material adverse effect on the Company's business, results of operations and cash flows. In addition, the effective implementation of the Company's products depends upon the successful operation of this licensed software in conjunction with the Company's products, and therefore any undetected errors in products resulting from such software may prevent the implementation or impair the functionality of the Company's products, delay new product introductions and injure the Company's reputation. Such problems could have a material adverse effect on the Company's business, results of operations and cash flows.

     PRODUCT ERRORS; PRODUCT LIABILITY. Software and hardware products as complex as those offered by the Company typically contain undetected errors when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments. Any such errors, or "bugs," could result in dissatisfied customers and the loss of or delay in market acceptance of the new product, any of which could have a material adverse effect upon the Company's business, results of operations and cash flows. Although to date the Company has not experienced any material product liability claims, there can be no assurance that the Company will not face material product liability claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, results of operations and cash flows.

     MANAGEMENT OF GROWTH. Any future growth experienced by the Company is likely to place a significant strain on the Company's administrative, operational and financial resources and to increase demands on the Company's systems and controls. Future growth may also result in an increase in the scope of responsibility for management personnel. The Company anticipates that growth and expansion will require it to recruit, hire, train and retain a substantial number of new engineering, executive, sales and marketing personnel. As is the case with many technology companies, in the current employment environment the Company has experienced difficulty in recruiting qualified personnel, and continued difficulty in this regard could limit the Company's ability to grow. In order to manage its growth successfully, the Company will continue to expand and improve its operational, management and financial systems and controls. There can be no assurance that the Company will successfully implement such systems and controls on a timely basis. If the Company's management is unable to manage growth effectively, the Company's business, results of operations and cash flows could be materially adversely affected.

     RISKS ASSOCIATED WITH ACQUISITIONS BY THE COMPANY. As part of its growth strategy, the Company intends to continue to pursue the acquisition of companies that either complement or expand its existing business, as the Company did with its acquisitions of Rand and Parallax. The Company is continually evaluating potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and difficulties, including the expansion into new markets and business areas, the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, the integration of the acquired companies' management information systems with those of the Company, potential adverse short-term effects on the Company's operating results, the amortization of acquired intangible assets and the need to present a unified corporate image. In addition, acquisitions could result in the need to expend substantial amounts of cash. While the Company believes that it has sufficient funds to finance its operations for at least the next 12 months, to the extent that such funds are insufficient to fund the Company's activities, including any potential acquisitions, the Company may need to raise additional funds through public or private equity or debt financing or from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's shareholders and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional equity or debt financing will be available or that, if available, it can be obtained on terms favorable to the Company or its shareholders.

     There can be no assurance that the Company will be successful in identifying acquisition candidates, that the Company will have adequate resources to consummate any acquisition, that any acquisition by the Company will or will not occur, that if any acquisition does occur it will not have a material adverse effect on the Company's business, results of operations and cash flows or that any such acquisition will be successful in enhancing the Company's business.

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

     If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which could be material. As a result, the Company could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered, that the terms of any offered license would be acceptable to the Company or that the failure to obtain a license would not adversely affect the Company's business, results of operations and cash flows.

     In order to protect its proprietary rights, the Company may in the future initiate proceedings against third parties. Any litigation, whether brought by or against the Company, could result in the incurrence of significant expenses by the Company. In addition, any such litigation could result in a diversion of management's time and efforts. A claim by the Company against a third party could prompt a counterclaim by the third party against the Company, which could have an adverse effect on the Company's intellectual property rights. Any of the foregoing could result in a material adverse effect on the Company's business, results of operations and cash flows.

     DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend to a significant degree upon the continuing contributions of its key management, engineering, sales and marketing personnel. The Company does not maintain any key person life insurance policies. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled management, engineering, sales and marketing personnel. In particular, the Company is currently attempting to recruit new engineering personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. Failure to recruit, hire, train and retain key personnel would limit future growth and could have a material adverse effect on the Company's business, results of operations and cash flows.

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

     The Company derives a substantial portion of its revenue from international sales, principally through its international subsidiaries in Germany, France, Italy, the United Kingdom and Singapore and through a limited number of independent distributors. Sales made by the Company's international subsidiaries are generally denominated in the country's local currency with the exception of Singapore whose functional currency is U.S. dollars. Fluctuations in exchange rates between the U.S. dollar and other currencies could materially affect the Company's financial condition, results of operations and cash flows. To the extent that the Company implements hedging activities in the future with respect to currency transactions, there can be no assurance that the Company will be successful in such hedging activities.


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1998 Annual Meeting of Shareholders was held on November 5, 1998. At the meeting, the following matters were submitted to a vote of the shareholders:

(a) The following nominees for Class III Directors were elected. Each person elected as a Class III Director will serve for a three-year term that expires upon the 2001 Annual Meeting of Shareholders or until their successors are duly elected and qualified.

                                                       VOTES WITH
     NAME OF NOMINEE             VOTES FOR         AUTHORITY WITHHELD
     ---------------             ---------         ------------------
     Raymond A. Smelek           5,781,278             116,427
     S. Scott Wald               5,782,344             115,361

(a) The ratification and appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the year ended June 30, 1999 was approved: 5,892,430 votes in favor; 1,599 votes against; 3,677 abstentions; and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.23 Employment Agreement between the Company and Thomas C. White, as amended November 25, 1998
     10.24 Employment Agreement between the Company and Holmes T. Lundt, as amended November 25, 1998
     10.25 Employment Agreement between the Company and Scott J. Ritchie, as amended November 25, 1998
     27.1      Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the three months ended December 31, 1998.


ITEMS 1, 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1923, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Extended Systems Incorporated



                                       By:   /s/ Karla K. Rosa
                                             -------------------------
                                             Karla K. Rosa
                                             Vice President, Finance
                                             Chief Financial Officer

                                             (Principal Financial and
                                             Accounting Officer
                                             and Duly Authorized Officer)