Form 10-Q
period 1999-03-31
EXTENDED SYSTEMS INC
filed 1999-05-17
CIK 1051490

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the registrant's common stock as of March 31, 1999 was 8,546,389.
================================================================================

                           EXTENDED SYSTEMS INCORPORATED

                                     FORM 10-Q

                FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999

                                       INDEX

                                                                                 PAGE
                                                                                 ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Statement of Operations
                for the Three and Nine Months Ended March 31, 1999 and 1998        1

                Consolidated Balance Sheet
                as of March 31, 1999 and June 30, 1998                             2

                Consolidated Condensed Statement of Cash Flows
                for the Nine Months Ended March 31, 1999 and 1998                  3

                Notes to Consolidated Financial Statements                         4

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                          7

        Item 3. Quantitative and Qualitative Disclosures about Market Risk        17


PART II.  OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                                  17

SIGNATURE                                                                         18


                            PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     MARCH 31,                     MARCH 31,
                                             ------------------------     -------------------------
                                                1999          1998           1999           1998
                                             ----------    ----------     ----------    -----------
Net revenue                                   $ 13,388      $ 13,061       $ 36,190      $ 36,344
Cost of net revenue                              5,871         5,541         17,389        14,933
                                             ----------    ----------     ----------    ----------
Gross profit                                     7,517         7,520         18,801        21,411
Operating expenses:
   Research and development                      1,739         1,614          5,038         4,712
   Acquired research and development                 -             -            758             -
   Marketing and sales                           4,131         3,533         11,851        10,178
   General and administrative                      805           841          2,526         2,347
                                             ----------    ----------     ----------    ----------
      Income (loss) from operations                842         1,532         (1,372)        4,174
Other income (expense), net                        (80)          (60)            32          (195)
Interest expense                                  (182)         (151)          (552)         (497)
                                             ----------    ----------     ----------    ----------
Income (loss) before income taxes                  580         1,321         (1,892)        3,482
Income tax provision (benefit)                     203           469           (377)        1,236
                                             ----------    ----------     ----------    ----------
      Net income (loss)                       $    377      $    852       $ (1,515)     $  2,246
                                             ==========    ==========     ==========    ==========
Earnings (loss) per share:
      Basic                                   $   0.04      $   0.12       $  (0.18)     $   0.32
      Diluted                                 $   0.04      $   0.11       $  (0.18)     $   0.31
Number of shares used in earnings (loss)
  per share calculation:
      Basic                                      8,477         7,278          8,362         7,010
      Diluted                                    8,622         7,571          8,362         7,293

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

                                                     MARCH 31,       JUNE 30,
                                                       1999            1998
                                                    -----------     ----------
ASSETS
Current:
    Cash and cash equivalents                         $ 6,781         $15,006
    Short term investments                              5,002               -
    Accounts receivable, net                            9,722           8,776
    Other receivables                                   1,729             419
    Inventories:
       Purchased parts                                  2,118           1,906
       Finished goods                                   3,091           4,076
    Income taxes receivable                               886               -
    Prepaids and other                                    968             318
                                                     ---------       ---------
       Total current assets                            30,297          30,501
Property and equipment, net                             8,541           8,586
Other assets                                            1,826           1,060
                                                     ---------       ---------
       Total assets                                   $40,664         $40,147
                                                     =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current:
    Accounts payable and accrued expenses             $ 4,357         $ 3,586
    Accrued payroll and related benefits                1,432           1,478
    Income taxes payable                                    -             505
    Current portion of long-term debt                   7,843             235
                                                     ---------       ---------
       Total current liabilities                       13,632           5,804
Long-term debt                                            321           7,617
Deferred income taxes                                     187             134
                                                     ---------       ---------
       Total liabilities                               14,140          13,555
                                                     ---------       ---------
Shareholders' equity:
    Common stock                                            9               8
    Additional paid-in capital                         11,886          10,847
    Retained earnings                                  15,473          16,987
    Deferred compensation                                (639)         (1,074)
    Accumulated other comprehensive loss                 (205)           (176)
                                                     ---------       ---------
       Total shareholders' equity                      26,524          26,592
                                                     ---------       ---------
       Total liabilities and shareholders' equity     $40,664         $40,147
                                                     =========       =========

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                             NINE MONTHS ENDED MARCH 31,
                                                                1999           1998
                                                              ---------      --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               $(1,459)       $ 2,979
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                            (843)        (2,036)
    Sales and maturities of available-for-sale securities          750
    Purchase of available-for-sale securities                   (5,752)            -
    Acquisitions:
       Rand Software Corporation, net of cash acquired            (682)            -
       Parallax Research Pte, net of cash acquired                (346)            -
    Other investing activities                                    (271)            10
                                                              ---------      ---------
             Net cash used by investing activities              (7,144)        (2,026)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock                     577         10,097
    Financing costs relating to stock issuance                       -         (1,262)
    Payments on long-term debt                                    (206)          (132)
    Other financing activities                                      18             56
                                                              ---------      ---------
             Net cash provided by financing activities             389          8,759

    Effect of exchange rate changes on cash                        (11)          (115)
                                                              ---------      ---------
    Net increase (decrease) in cash and cash equivalents        (8,225)         9,597
CASH AND CASH EQUIVALENTS:
    Beginning of year                                           15,006          6,621
                                                              ---------      ---------
    End of year                                                $ 6,781        $16,218
                                                              =========      =========

Supplemental disclosures of cash flow information:
    Income taxes paid, net of refunds                          $   698        $ 1,034
    Issuance of common stock in acquisition                        692             -
    Deferred compensation                                          232            543
    Interest paid                                                   77             71


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

         Extended Systems Incorporated provides distributed and mobile computing solutions that address the needs of the virtual enterprise.

         BASIS OF PRESENTATION. The unaudited consolidated financial statements include Extended Systems Incorporated and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, and their consolidated results of operations and cash flows. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1999 presentation. Tabular amounts are in thousands, except per share amounts.

         The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in the Company's 1998 Annual Report on Form 10-K.

         CURRENCY TRANSLATION. The Company's international subsidiaries use their local currency as their functional currency. The Company translates the assets and liabilities of international subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date. Gains and losses from this translation process are reflected as a component of comprehensive income. Revenue and expenses are translated into U.S. dollars using the average exchange rate for the period. The Company recognized a net currency exchange gain (loss) of $68,000 and ($60,000) for the nine months ended March 31, 1999 and 1998, respectively.

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

         INVENTORIES of purchased parts and finished goods are valued at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market. The cost of net revenue for the nine months ended March 31, 1999, includes a provision for write-down of port replicator inventory of $1.1 million.

         REVENUE on hardware products is recognized when products are shipped to customers, including when products are shipped to distributors and resellers, net of an allowance for estimated product returns. As a result of the announced exit from the port replicator business in December 1998, net revenue for the nine months ended March 31, 1999 includes port replicator returns and a provision for port replicator returns totaling $1.0 million.

         Revenue earned under software license agreements is recognized when there is persuasive evidence of a contract, software has been delivered to the customer and accepted, payment is due within 12 months, collectibility is probable and there are no significant obligations remaining. The Company defers revenue for material post contract customer support and extended technical support which is amortized over the support period, generally 12 months.

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

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     MARCH 31,                    MARCH 31,
                                             ------------------------     ------------------------
                                                1999          1998           1999          1998
                                             ----------    ----------     ----------    ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
   Net income (loss)                          $   377       $   852        $(1,515)      $ 2,246
   Weighted average shares outstanding          8,477         7,278          8,362         7,010
                                             ----------    ----------     ----------    ----------
   Basic earnings (loss) per share            $  0.04       $  0.12        $ (0.18)      $  0.32
                                             ==========    ==========     ==========    ==========
DILUTED
   Net income (loss)                          $   377       $   852        $(1,515)      $ 2,246
                                             ----------    ----------     ----------    ----------
   Weighted average shares outstanding          8,477         7,278          8,362         7,010
   Net effect of dilutive stock options           145           293             -            283
                                             ----------    ----------     ----------    ----------
      Total shares and dilutive options         8,622         7,571          8,362         7,293
                                             ----------    ----------     ----------    ----------
   Diluted earnings (loss) per share          $  0.04       $  0.11        $ (0.18)      $  0.31
                                             ==========    ==========     ==========    ==========

         BUSINESS COMBINATIONS. In October 1998, the Company acquired all of the outstanding stock of Rand Software Corporation ("Rand") for $710,000 in cash and 104,998 shares of Common Stock valued at $735,000. In November 1998, the Company acquired a controlling interest in Parallax Research, Pte. ("Parallax") for $347,000 in cash and by assuming $375,000 in debt. Both transactions were accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and, accordingly, the results of operations of both companies have been included in the consolidated statement of operations since the acquisition dates. Pro forma results of operations have not been presented since the effects of these acquisitions were not material for the periods presented.

         Rand is a provider of data synchronization software for mobile devices such as Windows CE Handheld PCs and Palm-size computers. The synchronization technology allows these mobile devices to update and exchange data with enterprise applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes and Symantec Act!. Parallax develops infrared technology products primarily for sale to Original Equipment Manufacturers ("OEMs"). Research and development projects in-process at the time of the acquisitions are complimentary to Rand and Parallax's existing technologies or are next generation products.

         A summary of the net assets acquired at the date of the acquisitions, as determined in accordance with APB 16 is as follows (in thousands):


               Net working capital                     $  (146)
               Property and equipment                      114
               Developed technology, goodwill
                  and other intangibles                  1,441
               Acquired research and development           758
                                                       --------
                                                       $ 2,167
                                                       ========

         Valuation of the intangible assets acquired from Rand and Parallax, including acquired research and development, developed technology and goodwill were determined by independent appraisers. Such appraisers determined the value assigned to acquired research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired research and development, adjusting the net cash

(UNAUDITED)

flows for the stage of completion of the projects and discounting the adjusted cash flows to their present values based on risk adjusted discount rates of 25% to 35%. The net cash flows from such projects were based on estimates made by the Company's management and excluded amounts expected to result from existing products and technologies. Management, based upon such independent appraisals, estimated that, in aggregate, the fair value of acquired research and development that had not yet reached technological feasibility and has no alternative future use was $758,000. The amount allocated to acquired research and development was expensed as a non-recurring, non-tax deductible charge to operations for the nine months ended March 31, 1999.

         COMPREHENSIVE INCOME (LOSS). The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the first quarter of 1999. This statement requires the Company to disclose accumulative other comprehensive income (excluding net income) as a separate component of shareholders' equity. Comprehensive income (loss) was as follows:

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                           MARCH 31,                MARCH 31,
                                     --------------------     --------------------
                                       1999        1998         1999        1998
                                     --------    --------     --------    --------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net income (loss)                 $   377     $   852      $(1,515)    $ 2,246
   Change in currency translation       (383)        (67)         (29)       (208)
                                     --------    --------     --------    --------
   Comprehensive income (loss)       $    (6)    $   785      $(1,544)    $ 2,038
                                     ========    ========     ========    ========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-Q, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE UNIT SALES AND AVERAGE SELLING PRICES OF PRINT SERVER PRODUCTS, FUTURE PRODUCT MIX, FUTURE OEM SALES, EXPENSE LEVELS, FUTURE ACQUISITIONS AND THE EFFECT OF THE YEAR 2000 ISSUE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), INCLUDING THE 1998 ANNUAL REPORT ON FORM 10-K AND THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN FISCAL 1999. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997, UNLESS OTHERWISE INDICATED. ALL TABULAR DOLLAR AMOUNTS ARE PRESENTED IN THOUSANDS.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                  ------------------------------   -----------------------------
                   1999     % CHANGE      1998      1999    % CHANGE      1998
                  ------------------------------   -----------------------------
Net revenue       $13,388     2.5%      $13,061    $36,190    (0.4)%    $36,344


         The increase in net revenue for the three months ended March 31, 1999 from the same period last year was principally due to increased unit sales of Infrared OEM hardware products and increased unit sales of Internet and Advantage Database Server products. The increase in net revenue was offset, in part, by a decrease in the average selling price per unit for OEM and ExtendNet print servers and a decrease in the number of print server units sold, as well as decreased unit sales of port replicator and printer sharing products.

         The decrease in net revenue for the nine months ended March 31, 1999 from the same period last year was principally due to decreased net unit sales of port replicators and printer sharing products coupled with a decrease in the average selling price of printer sharing products due to a change in product mix and an increase in the allowance for port replicator returns as a result of the exit from the port replicator business in the current year. The decrease was offset by increased unit sales of Infrared, Internet and Advantage Database products.

         In the first nine months of 1999 and in fiscal 1998, 53% and 54%, respectively, of the Company's net revenue was derived from sales of print servers. The Company believes that unit sales of print servers will continue to grow but net revenue may decline as average selling prices continue to decrease. Net revenue from this product line is expected to decline as a percentage of the Company's net revenue as the Company's other products for distributed and mobile connectivity achieve market acceptance. While the Company believes that sales of print servers will continue to account for a significant portion of the Company's net revenue and gross profit, the Company's future results of operations will be highly dependent upon the success of its more recently introduced products.

         The Company derives a substantial portion of its net revenue from international sales, principally through its international sales subsidiaries and a limited number of distributors. In the first nine months of 1999 and in fiscal 1998, international sales represented 60% and 44% of net revenue, respectively. The Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. International sales are subject to a number of risks, including changes in government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuation in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing international operations, political and economic instability and military actions such as the NATO intervention in Kosovo.

         The Company markets and sells a majority of its products through multiple indirect channels, primarily distributors and resellers. The Company supports its indirect channels with its own sales and marketing organization.

The Company's key distributors include Ingram Micro, Inc. ("Ingram Micro") and Tech Data Corporation ("Tech Data"). In the first nine months of 1999 and in fiscal 1998, sales to Ingram Micro accounted for 14% and 24% of the Company's net revenue, respectively. Sales to Tech Data accounted for 11% of the Company's net revenue in fiscal 1998. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business, results of operations and cash flows. The Company provides price protection rights and limited product return rights for stock rotation to most of its distributors and resellers.

         Certain of the Company's products, in particular its ExtendNet print servers, JetEye IrDA products, infrared software, and data synchronization software are sold to OEMs, and the Company intends to increase sales to OEMs in the future. Revenue from OEM sales is expected to fluctuate on a quarterly and annual basis as demand in the OEM market is difficult to predict.

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

                            THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                           ------------------------------   -----------------------------
                            1999     % CHANGE      1998      1999     % CHANGE     1998
                           ------------------------------   -----------------------------
Gross profit               $7,517      0.0%      $7,520     $18,801    (12.2)%   $21,411
Gross margin                 56.1%                 57.6%       52.0%                58.9%

         The decrease in gross margin for the three months ended March 31, 1999 from the same period last year was principally due to a shift in the Company's product mix to lower gross margin products, including Infrared OEM hardware products and lower-priced print server products with corresponding lower margins. The decrease was offset in part by increased sales of higher margin Advantage Database Server products.

         The decrease in gross margin for the nine months ended March 31, 1999 from the same period last was principally due to the impact of the increase in the allowance for port replicator returns and the inventory valuation allowance for port replicators and a shift in product mix from higher margin ExtendNet print server and printer sharing products to lower margin ExtendNet print server products. The decrease in gross margin was partially offset by increased non-recurring engineering ("NRE") and royalty revenue as well as increased Advantage Database Server sales.

         The Company's cost of net revenue consists primarily of costs associated with components, out-sourced manufacturing of certain subassemblies, and in-house labor associated with assembly, testing, shipping and quality assurance. The Company's gross margin is affected by a number of factors, including product mix, competitive product pricing pressures, manufacturing costs, component costs and provisions for obsolete inventory. The Company anticipates that its gross margin may decline in the future as a result of shifts in the Company's product mix and competitive pricing pressure. In particular, the Company expects that its gross margin will decline as a result of a continued shift in product mix toward lower priced print servers. The Company seeks to mitigate the effects of declining prices by improving product design and reducing costs, primarily manufacturing and component costs.

                            THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                           ------------------------------   -----------------------------
                            1999     % CHANGE      1998      1999     % CHANGE     1998
                           ------------------------------   -----------------------------
Research and development   $1,739      7.7%      $1,614      $5,038      6.9%     $4,712
  as a % of net revenue      13.0%                 12.4%       13.9%                13.0%

         The increases in research and development expenses for the three months and nine months ended March 31, 1999 from the same periods last year were principally due to increased personnel costs in the data synchronization and infrared product development groups as a result of the Company's acquisition of Rand Software Corporation ("Rand") in

October 1998 and Parallax Research, Pte, ("Parallax") in November 1998 and due to an increase in personnel costs in the Internet business. The increases were partially offset by reduced personnel costs in the port replicator business.

         The Company expects research and development expense to increase in the future, although such expense may vary as a percentage of net revenue

         During the second fiscal quarter of 1999, ended December 31, 1999, the Company acquired Rand and Parallax for an aggregate of $2.2 million in cash, stock and assumed debt. Of the aggregate purchase price, $758,000 has been allocated to acquired in-process research and development. For the nine months ended March 31, 1999, the cost of acquired research and development was 2.1% of net revenue.

                                   THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                  ------------------------------   -----------------------------
                                   1999     % CHANGE      1998      1999     % CHANGE    1998
                                  ------------------------------   -----------------------------
Marketing and sales               $4,131      16.9%     $3,533     $11,851     16.4%    $10,178
  as a % of net revenue             30.9%                 27.0%       32.7%                28.0%

         The increases in marketing and sales expenses for the three and nine months ended March 31, 1999 from the same periods last year were due primarily to increased personnel costs and promotional activities in the European and North American sales groups and increased marketing and sales activity for Internet and infrared products. The increases were partially offset by decreased promotional activities associated with port replicator and ExtendNet print server products.

         The Company expects marketing and sales expense to increase in the future, although such expense may vary as a percentage of net revenue.

                                   THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                  ------------------------------   -----------------------------
                                   1999     % CHANGE      1998      1999     % CHANGE     1998
                                  ------------------------------   -----------------------------
General and administrative         $ 805      (4.3)%     $ 841      $2,526     7.6%      $2,347
       as a % of net revenue         6.0%                  6.4%        7.0%                 6.5%

         The decrease in general and administrative expense for the three months ended March 31, 1999 from the same period last year was primarily due to decreased compensation expense.

         The increase in general and administrative expense for the nine months ended March 31, 1999 from the same period last year was primarily attributable to increased professional services expense, primarily as a result of being a publicly traded company, and administrative expenses of Parallax subsequent to the acquisition. The increase was partially offset by decreased compensation expense.

         The Company expects general and administrative expense to increase in the future, although such expense may vary as a percentage of net revenue.

                                   THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                  ------------------------------   -----------------------------
                                   1999     % CHANGE      1998      1999     % CHANGE     1998
                                  ------------------------------   -----------------------------
Income tax provision (benefit)    $ 203      (56.7)%     $ 469     $ (377)    (130.5)%   $1,236
  as a % of income before taxes    35.0%                  35.5%      19.9%                 35.5%

         The decrease in the provision for income taxes for the three months March 31, 1999 from the same period last year was due to a decrease in net income before taxes and due to a slight decrease in the estimated effective tax rate.

         The change in the income tax provision (benefit) for the nine months ended March 31, 1999 from the same period last year was primarily due to a net loss before taxes. The change in the estimated effective tax rate is primarily the result of non-deductible expenses associated with the Rand and Parallax acquisitions, primarily acquired research and development expenses and amortization of intangibles.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

                                                          NINE MONTHS ENDED MARCH 31,
                                                         -----------------------------
                                                          1999     % CHANGE     1998
                                                         -----------------------------
   Net cash provided by (used by) operating activities   $(1,459)   (149.0)%   $2,979

         Historically, the Company has funded its operations primarily through cash generated from operations. The net cash used in operations in the current period was primarily a result of an increase in receivables, prepaid and other assets and a decrease in payables.

         Accounts receivable was $9.7 million at March 31, 1999, compared to the $8.8 million recorded at June 30, 1998. Days sales outstanding ("DSO") were 51 days at March 31, 1999 compared to 53 at June 30, 1998. DSO decreased from the 83 at December 31, 1998 as a result of the Company's efforts to improve the timing of payments from its third party distributors. The Company expects that accounts receivable will increase as net revenue increases and as net revenue from international and OEM customers represent a higher percentage of the Company's total revenue.

                                                          NINE MONTHS ENDED MARCH 31,
                                                         -----------------------------
                                                          1999     % CHANGE     1998
                                                         -----------------------------

   Net cash used by investing activities                 $(7,144)   252.6%    $(2,026)

         Net cash used by investing activities in the nine months ended March 31, 1999 reflects the net purchase of available-for-sale securities and the acquisitions of Rand and Parallax.

                                                          NINE MONTHS ENDED MARCH 31,
                                                         -----------------------------
                                                          1999     % CHANGE     1998
                                                         -----------------------------
   Net cash provided by financing activities             $ 389      (95.6)%    $8,759

         Net cash provided by financing activities for the nine months ended March 31, 1999 reflects proceeds from the issuance of Common Stock under the employee stock plans, offset by payments on the Company's debt.

         The Company has a $5 million uncollateralized bank revolving line of credit that expires on October 31, 2000. Interest on borrowings is at the lender's prime rate. There were no borrowings under this line as of March 31, 1999, however, the line of credit requires the Company to maintain certain financial ratios and other covenants.

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

         The Company has successfully completed testing of current products and products under development and does not believe there is significant risk of noncompliance. There can be no assurance that certain previous releases of the Company's products which are no longer under support will prove to be Year 2000 compliant. Further information about the Company's products is available on its Year 2000 Internet website.

         The Company has completed initial evaluation, analysis and testing of its core internal systems and the Company does not currently expect any significant issues to be identified during further review, however, further inquiry and review is expected to continue throughout 1999. The failure of the Company to correct any issues with internal systems could result in material disruption to the Company's operations.

         The Company has completed its initial assessment of the readiness of third-party business partners, including significant vendors and customers. The assessment of the compliance of third party business partners is on-going and is also expected to continue throughout 1999. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company.

         Contingency plans will be developed if it appears that the Company or its key suppliers will not be year 2000 compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations.

         Based on the work done to date, the Company has not incurred material costs and does not expect to incur future material costs in the work to address the Year 2000 problem for its systems and products. At this time, the Company cannot reasonably estimate the potential impact on its financial position, results of operations and cash flows if internal systems are found to be noncompliant or if key suppliers, customers and other business partners do not become Year 2000 compliant on a timely basis.

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

         The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue. The Company's evaluation is on-going and it expects different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

         IN ADDITION TO THE RISK FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future on a quarterly and an annual basis. Prior growth rates that the Company has experienced in net revenue and net income should not be considered indicative of future growth rates. Factors that could cause the Company's future operating results to fluctuate include the level of demand for the Company's products, the Company's success in developing new products, the timing of new product introductions and product enhancements by the Company and its competitors, market acceptance of the Company's new and enhanced products, the emergence of new industry standards, the timing of customer orders, the mix of products sold, discontinuation of product offerings by the Company or its suppliers, competition, the mix of distribution channels through which the Company's products are sold and general economic conditions. Many of such factors are beyond the Company's control.

         The Company typically operates with a relatively small order backlog. As a result, quarterly sales and operating results depend in large part on the volume and timing of orders received within the quarter, which are difficult to forecast. A significant portion of the Company's expenses are fixed in advance, based in large part on the Company's forecast of future revenue. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual revenue as compared to estimated revenue could have a material adverse effect on the Company's business, results of operations and cash flows.

         A substantial majority of the Company's net revenue results from the sale of products to distributors and original equipment manufacturers ("OEMs"), which sales are difficult to predict and may have lower margins than sales through other channels. Sales through such channels may contribute to increased fluctuations in operating results. A significant portion of the Company's revenue in any quarter is typically derived from sales to a limited number of distributors and OEMs. Any significant deferral of purchases of the Company's products by its distributors or OEM customers could have a material adverse effect on the Company's business, results of operations and cash flows in any particular period.

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

         DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS. The Company's future results of operations will be highly dependent upon the success of recently introduced products, including Enterprise Harmony '99 data synchronization software, Counterpoint test tools, ExtendNet VPN, ExtendNet IAS, Advantage Database Server Version 5.0, and certain models of ExtendNet print servers. Newly introduced products are subject to a number of risks, including failure to achieve market acceptance and poor product performance. The Company is unable to predict with any degree of certainty the rate of market acceptance of these newly introduced products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or refinement before they achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's business, results of operations and cash flows.

         RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The markets for mobile connectivity and distributed computing solutions are still emerging, and there can be no assurance that they will continue to grow or that, even if the markets grow, the Company's products that address these markets will be successful. The Company's success in generating significant revenue in these evolving markets will depend upon, among other things, its ability to demonstrate the benefits of its technology to potential distributors, OEMs and end users, to maintain and enhance its relationships with leading distributors and to expand successfully its distribution channels. The success of the Company's infrared and data synchronization products will rely, to a large degree, on the increased use of mobile devices including cellular phones and other handheld organizers and devices. The success of the ExtendNet VPN and ExtendNet IAS products will rely, to a large degree, on the increased use of the Internet by businesses as replacements for, or enhancements to, their private networks.

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

         RELIANCE ON DISTRIBUTION CHANNELS. The Company sells certain of its products, domestically and internationally, primarily to distributors and resellers and, to a lesser extent, to OEM customers. The Company's success depends on the continued sales efforts of its network of distributors and resellers. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business, results of operations and cash flows.

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

         RISKS OF INTERNATIONAL SALES AND OPERATIONS. The Company derives a substantial portion of its net revenue from international sales, principally through its international sales subsidiaries and a limited number of distributors. The Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. If any significant international distributor were to cease purchasing products or were to significantly reduce its orders from the Company for any reason, the Company's business and operating results could be materially and adversely affected. International sales are subject to a number of risks, including changes in government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing international operations, political and economic instability, including instability caused by the European monetary union, and military actions such as the NATO intervention in Kosovo. Many of such factors are beyond the Company's control.

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

         Certain of the Company's products are manufactured in their entirety by third parties. For example, the ExtendNet IAS is manufactured by Apexx Technology, Inc. The reliance on third-party manufacturers involves a number of risks, including the potential inability to obtain an adequate supply of existing and new products and reduced control over delivery schedules, product quality and product cost. In this regard, in December 1998, the Company announced its decision to exit the port replicator business. This decision was based, in part, on quality problems associated with the sole supplier of this product. The decision to exit the port replicator business was the primary cause of the decline in the Company's net revenue in the second fiscal quarter ended December 31, 1998. There can be no assurance that the Company will not experience similar problems with other suppliers in the future. In the event that the Company is unable to maintain good relationships with its third-party manufacturers there could be a material adverse effect on the Company's business, results of operations and cash flows.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1   Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the three months ended March 31, 1999.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1923, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Extended Systems Incorporated


                             By:     /s/ Karla K. Rosa
                                     ------------------------------------------
                                     Karla K. Rosa
                                     Vice President, Finance
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)