Form 10-K
period 1999-06-30
EXTENDED SYSTEMS INC
filed 1999-09-28
CIK 1051490

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

               /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the affiliates of the Registrant, based upon the closing price of such stock as of September 1, 1999, as reported by The Nasdaq Stock Market, was approximately $20.2 million. Shares of Common Stock held by each officer and director and by each person who own 5% or more of the outstanding shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of September 1, 1999, there were 9,228,065, shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 1999, are incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          EXTENDED SYSTEMS INCORPORATED

                    FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                          PAGE
                                                                                                                          ----
PART I.

Item 1.       Business                                                                                                       2
Item 2.       Properties                                                                                                    17
Item 3.       Legal Proceedings                                                                                             17
Item 4.       Submission of Matters to a Vote of Security Holders                                                           17
Item 4A.      Executive Officers of the Registrant                                                                          17

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                                         19
Item 6.       Selected Financial Data                                                                                       20
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations                         20
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                                    36
Item 8.       Financial Statements and Supplementary Data                                                                   36
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                          36

PART III.

Item 10.      Directors and Executive Officers of the Registrant                                                            37
Item 11.      Executive Compensation                                                                                        37
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                                37
Item 13.      Certain Relationships and Related Transactions                                                                37

PART IV.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                               37

SIGNATURES                                                                                                                  63

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-K, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 2000. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 2000, 1999, 1998 AND 1997, UNLESS OTHERWISE INDICATED.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Extended Systems Incorporated (the "Company" or "Extended Systems") provides Mobile Information Management (MIM) solutions designed to increase the efficiency of mobile workers who are increasingly relying on mobile computing devices to access accurate and actionable information whether in or out of the office. The Company's products work with many of the leading portable and handheld computers including 3COM's Palm devices and Windows CE-based devices, in addition to intelligent digital devices such as smart mobile phones, pagers and personal digital assistants. Extended Systems solutions products provide mobile connectivity and data management capabilities, empowering mobile users to access, synchronize, collect, print and retrieve information on demand, wherever and whenever they require. The Company's products include IrDA-compliant (Infrared Data Association) and short-range radio-frequency (Bluetooth) wireless connectivity products, data synchronization software, virtual private network remote access servers, Internet access servers, and database management systems with remote access capabilities. The Company also has a line of network print servers. Its customers and strategic partners include global leaders in mobile communications and computing.

The Company was founded in 1984. Its initial products consisted of intelligent printer sharing devices that allowed PC users to share printers before local area networks were widely used. In 1991, the Company began introducing a series of products that addressed the distributed and mobile computing needs of businesses. These products included the ExtendNet line of print servers and the JetEye infrared wireless connectivity adapter. In 1993, the Company further expanded its product offerings by introducing the Advantage Database Server database management system. From 1993 to 1999, the Company introduced enhanced versions of its existing products, adding to their functionality and management capabilities and enabling their operation in different network environments. In addition, the Company began the development of a number of new products to address the mobile connectivity and data management needs of the mobile worker. The Company also expanded its product offerings in the Mobile Information Management segment with the acquisition of Counterpoint Systems Foundry, Inc. ("Counterpoint"), a developer of connectivity software, in 1997 and the acquisitions of Rand Software Corporation ("Rand"), a developer of data synchronization software, and Parallax Research, Ltd. ("Parallax"), a developer of infrared connectivity products, in 1999.

On August 4, 1999, the Company completed an acquisition of all of the outstanding stock of Oval (1415) Limited ("Oval"). Oval, based in Bristol, England, is the parent company of Advance Systems Limited. ("ASL"), a developer of server-based synchronization software for portable computing devices and high-end cellular phones, and Zebedee Software Limited ("Zebedee"), a software consulting company. As consideration in the acquisition, the shareholders of Oval will receive $5.0 million in cash and 625,000 shares of the Company's Common Stock. The total purchase price is valued at approximately $8.5 million, including acquisition expenses. For accounting purposes, the acquisition will be treated as a purchase.

INDUSTRY BACKGROUND

During the last decade, businesses and other organizations have moved from centralized computer systems to networks based on client/server architectures. The proliferation of networked computing has enabled the enterprise-wide deployment of mission-critical applications beyond the traditional on-site facilities of the organization. As a result, both mobile and local employees have increased need for, and greater access to, business-critical information. The typical corporation also has become increasingly dependent upon resource and information sharing among employees, suppliers, distributors and customers throughout the world.

As PC manufacturers have introduced notebook computers with powerful new features and computing power comparable to desktop computers, many organizations have replaced desktop systems with notebook computers as the primary computer for employees. International Data Corporation ("IDC") has reported rapid increases in the percentage of notebook computers serving as the user's primary computer. According to IDC, over 75% of notebook computers sold today are replacing a traditional desktop machine. In addition, today's mobile workforce is availing itself of the proliferation of innovative, high-performance mobile computing products. These small devices such as personal digital assistants ("PDAs"), pagers and personal organizers with advanced communications capabilities are becoming commonplace and are being used in conjunction with the user's primary computer for such tasks as contact management, scheduling and e-mail access. In addition, these devices are being deployed for strategic business applications. GartnerGroup-Dataquest forecasts that the worldwide market for mobile devices will increase from 19 million units in 1998 to 50 million units in 2003. The growth in worldwide cellular phone use is projected to increase from 217 million subscribers in 1998 to 828 million in 2003. These factors reinforce a workforce today that is more mobile, more global and more connected than ever before

The emergence of such pervasive mobile computing and communications has presented a number of challenges to corporate MIS personnel. One of the primary challenges facing MIS directors in corporate settings today is the need to provide appropriate information access to an increasingly mobile workforce. Mobile users require network connections from many locations, both within and outside their organization's facilities. Providing flexible information access for mobile users in these locations historically has required that users physically connect their mobile computer to the network in every location at which they may desire network access, a cumbersome and expensive proposition. Providing network access to remote users who dial-in to the network may also be very expensive, as businesses must maintain large banks of dedicated modems and telephone lines and often incur substantial telephone toll charges. In addition, the quality and speed of the telephone lines used by remote users are erratic, particularly when connecting across international boundaries. Even cellular systems are inconsistent in their coverage and incompatible across geographies, making access via mobile communications a particular challenge.

In today's mobile environment, users of cell phones, laptop computers and handheld devices are demanding connectivity and data management solutions that provide easy, quick, secure and reliable access to information from a variety of sources. Many mobile workers carry with them an array of digital devices, often running applications on separate platforms requiring access to the same information. This information must be synchronized and managed for the mobile computing and communications devices to enable mobile users' productivity. A common example would be a mobile worker using a notebook PC with corporate e-mail groupware, a PDA with personal contact information and a cellular telephone with an embedded directory. These three devices would ideally have synchronized information available at all times.

With workforces increasingly mobile, yet more dependent than ever upon instant access to corporate resources, the need for Mobile Information Management solutions has become acute. An on-the-go worker requires simple, secure tools to access, collect, retrieve, print and synchronize valuable information. Extended Systems primary mission is to provides complete Mobile Information Management solutions that meet the universal mobile connectivity and mobile data management needs of the mobile worker.

THE EXTENDED SYSTEMS SOLUTION

Extended Systems provides Mobile Information Management (MIM) solutions designed to increase the efficiency of mobile workers who are increasingly relying on mobile computing devices to access accurate and actionable information whether in or out of the office.

The Company's Mobile Information Management products include IrDA-compliant (Infrared Data Association) and short-range radio frequency (Bluetooth) wireless connectivity products, data synchronization software, virtual private network remote access servers, Internet access servers, and database management systems with remote access capabilities. Extended Systems' MIM solutions provide mobile workers the following advantages:

- ENABLE UNIVERSAL MOBILE CONNECTIVITY. The Company's JetEye infrared wireless connectivity products enable mobile workers to easily access networks or peripherals while moving between offices and conference rooms without the need for bulky cables and wired connections. The Company's ExtendNet VPN product enables a business to extend its network environment beyond physical connections to the LAN or WAN, permitting seamless, secure access to the network by mobile users over the Internet. ExtendNet 4000 provides remote offices and small businesses with Internet connectivity, allowing multiple users to easily access a single Internet connection while intelligently managing usage to reduce costs. These products are designed to address users' needs for mobile access and access to the Internet and result in cost savings to businesses by significantly reducing remote access toll charges and by reducing the number of modems and telephone lines and the level of administration needed to support remote access and Internet access.

- ENABLE MOBILE DATA MANAGEMENT. The sophisticated architecture of Enterprise Harmony '99 allows mobile users and corporations to easily synchronize information such as contacts, calendar, tasks and e-mail between mobile device and desktop PC. With the addition of ASL, Extended Systems data synchronization products have the capability to synchronize information between devices, between device and PC, and between device and corporate server. The Advantage Database Server is a scalable, high performance database management system that enables organizations to extend applications and databases across the distributed network and, when coupled with the Advantage Internet Server, over the Internet. These products are designed to increase the efficiency of mobile workers and to reduce the cost of ownership and network administration associated with deploying mobile applications.

Extended Systems' MIM solutions evolved from the Company's network printing and connectivity experience. The Company has a complete line of printing solutions products including the ExtendNet print server family of products which enable the effective deployment of complex printing applications across distributed networks worldwide. The Company's network products permit effective management of devices locally and across a global network. The Company's products share a common industry standard Simple Network Management Protocol ("SNMP") architecture that enables network administrators to effectively manage the Company's products within the network environment. Extended Systems has also combined its infrared technology with an existing line of network print servers, providing mobile workers with a new wireless connection for walk-up printing.

STRATEGY

The Company's objective is to use its technology leadership and customer-driven innovation to become a leading provider of Mobile Information Management solutions. To achieve this objective, the Company has adopted the following key strategies:

- CONTINUE TO DEVELOP OR ACQUIRE A COMPLETE SUITE OF MOBILE INFORMATION MANAGEMENT PRODUCTS AND TECHNOLOGIES. Extended Systems is committed to developing, introducing and manufacturing new products and enhancing existing products by expanding and leveraging its core technologies and has developed a high degree of expertise in the development of mobile computing solutions. The Company intends to invest substantial resources to build upon its expertise in order to continue to develop innovative MIM products. The Company will also expand its product offering through strategic acquisitions. In 1997, the Company acquired Counterpoint, a developer of connectivity software. In 1999, the company completed acquisitions of Rand, a developer of data synchronization software, and Parallax, a developer of infrared connectivity products. In August 1999, the Company completed its acquisition of ASL, a developer of server-based synchronization software for portable computing devices and high-end cellular phones. In addition, the Company has created a sales and marketing presence in France, Germany and the United Kingdom by acquiring distributors in those countries. The Company intends to pursue additional strategic acquisitions of, or investments in, companies with complementary products, technologies or distribution networks in order to broaden its MIM product offering.

- ESTABLISH EXTENDED SYSTEMS AS THE STANDARD FOR MOBILE DEVICE SOLUTIONS. Extended Systems' strategy is to provide MIM solutions that allow a growing number of mobile computing devices and applications to access, collect, retrieve, print and synchronize information. In addition to supporting the leading mobile device platforms, including the Palm Computing and Windows CE platforms, the Company's products also support mobile devices based on different operating systems, processor architectures, communications architectures and applications. Beyond its own products, the Company is increasingly enabling third party application developers and device manufactures to incorporate its technologies into their products to provide both connectivity and data management capabilities. Extended Systems actively works with other industry leaders to develop industry standards in such areas as wireless technologies and network protocols. The Company actively participates on standards boards, which includes not only being a member, but also chairing key technical committees that develop industry standards. As a founding member of the IrDA (Infrared Data Association), the Company led the development of the worldwide standards that govern infrared connectivity. Extended Systems also actively participates on the Bluetooth Special Interest Group, a group responsible for shaping Bluetooth's universal standards, and the WAP Forum (Wireless Application Protocol), another emerging wireless technology. The Company believes that its participation in developing industry standards and its customer-driven innovation will make Extended Systems' industry leading MIM technologies the standard for mobile device solutions.

- LEVERAGE STRATEGIC RELATIONSHIPS WITH MAJOR CONNECTIVITY AND COMMUNICATIONS DEVICE MANUFACTURERS. The Company has established a reputation for providing high-quality, cost-effective products, which has enabled it to develop a strong customer base. Extended Systems currently has relationships with many hardware and software vendors worldwide including AnyDay.com, Ericsson, Hewlett-Packard Company, IBM, Lotus Development Corporation, Motorola, Inc., NEC Electronics, Inc., Palm Computing, Inc., Sharp Corporation, Toshiba Engineering Corporation and many others. The Company intends to use its market leadership in Universal Mobile Connectivity to offer its complementary Mobile Data Management software and management solutions to provide these vendors and others with complete end-to-end Management Information Management technology solutions. By effectively building and managing relationships with these companies, Extended Systems intends to make its MIM products and technologies pervasive in the mobile device realm.

In the Printing Solutions segment, the Company intends to continue to enhance its product line with additional network management capabilities and technologies such as web-based printer management, fiber-based networks and wireless connectivity connections for mobile and handheld users. In addition, the Printing Solutions segment intends to continue to develop print server solutions for OEM customers.

PRODUCTS

Extended Systems provides technology solutions in primarily two business segments: Mobile Information Management and Printing Solutions.

MOBILE INFORMATION MANAGEMENT

The Mobile Information Management ("MIM") segment designs, manufactures, sells and services solutions that allow mobile workers in organizations to easily access, exchange, retrieve and synchronize valuable information, wherever and whenever needed. The MIM segment consists of two key areas - Universal Mobile Connectivity Solutions and Mobile Data Management Solutions.

UNIVERSAL MOBILE CONNECTIVITY SOLUTIONS

Universal Mobile Connectivity ("UMC") Solutions permit mobile users to easily connect and exchange data without the constraint of cables, connectors and physical attachments. UMC products permit mobile users to wirelessly connect and exchange data using either IrDA or short-range radio-frequency technology (Bluetooth). In addition, UMC solutions enable mobile users and small business to efficiently access the Internet.

The Company's UMC Solutions consist of four core product lines: (i) short-range wireless connectivity hardware, (ii) short-range wireless connectivity software,
(iii) short-range wireless connectivity tools, and (iv) Internet connectivity hardware.

Extended Systems' core short-range wireless connectivity hardware products include the industry leading JetEye family of products as follows:

     The JetEye Printer, introduced in 1991, was Extended Systems first infrared product, and initially allowed certain Hewlett-Packard Company Palmtop computers to print by means of an infrared beam. JetEye Printer has since been enhanced to support notebook computers and other mobile devices that are equipped with an IrDA port.

     The JetEye PC enables mobile workers to transfer data, synchronize files and update software between mobile devices or portable PCs and desktop computers without connecting cables. The product supports the IrDA infrared communication standard.

     The JetEye Net allows mobile workers to easily attach to an Ethernet or Tokin Ring network. Workers requiring a high degree of mobility within an organization rely on JetEye Net to provide fast network access, without cumbersome cables, lost network interface cards or broken connectors.

     The JetEye Dock allows mobile computing users to easily connect to an Ethernet network as well as connect to key desktop peripherals. The JetEye Dock allows a portable computer to connect to the LAN, an external keyboard, mouse, printer and modem all through a single infrared connection.

Extended Systems' core short-range wireless connectivity software products include the following:

     JetBeam is a complete IrDA infrared software development kit designed to be embedded in small mobile devices proving reliable IrDA compliant communication. JetBeam is designed to support a wide variety of mobile devices including digital cameras, handheld organizers like cellular phones, watches and Palm Computing, Inc.'s Palm Pilot Organizer. The Company's JetBeam technology has been designed into all Palm Pilot Organizers since the Palm Pilot III.

     JetWave, which is planned to be release in the third quarter of fiscal 2000, is a complete Bluetooth software development kit designed to be embedded in small mobile devices proving reliable Bluetooth compliant communication. JetWave is being designed to support a wide variety of mobile devices including digital cameras, handheld organizers such as the Palm, cellular phones, and watches.

     QuickBeam Suites provide a complete IrDA software solution and infrared file transfer application which enables mobile data exchange between portable devices or from portable devices to desktop PCs. QuickBeam Suites supports Windows 95, Windows 98 and Windows NT operating systems.

In 1999 Extended Systems added wireless connectivity tools to its product kit through the acquisition of Genoa's IrDA testing tools business. The Company's core short-range wireless connectivity testing tools products include the following:

     Counterpoint Test Tools provide a standalone testing and certification system for IrDA enabled devices. This product line is sold to major OEM-customers for the design, development and testing of infrared implementation in mobile devices.

Extended Systems Internet connectivity products provide seamless, secure access to the network by mobile users over the Internet and also provide remote offices and small businesses with Internet connectivity. The Company's Internet connectivity products are as follows:

     ExtendNet VPN provides a cost-effective and scalable means to connect mobile users to their corporate Local Area Network (LAN) over the Internet. VPN technology enables a company to use the Internet to communicate securely between mobile users and the LAN. For companies with multiple locations, telecommuters, mobile workers or the need to exchange information with corporate partners, the VPN provides a secure alternative to traditional remote access solutions such as X.25, leased lines, frame relay, 800 numbers and long distance modem dial-in. ExtendNet VPN also addresses the issues involved in scaling mobile users to higher-speed communications such as 56K modems, ISDN, frame relay and T-1 communications. ExtendNet VPN uses industry-standard encryption, authentication, tunneling and SNMP-compliant management software.

     ExtendNet 4000, Extended Systems' second generation Internet access server, combines multiple Internet technologies with ease-of-use and reliability that enables small and medium-sized businesses to access the Internet, allowing multiple users to easily access a single Internet connection while intelligently managing usage to reduce costs. ExtendNet 4000 provides on-demand Internet access, integrated e-mail communications, integrated Web publishing and solid network protection. ExtendNet 4000 also provides a number of communications options, enabling the user to scale the device's capacity to the environment, such as V.90 modems, dual Ethernet and ISDN. ExtendNet 4000 supports Windows, Apple Macintosh, DOS and UNIX clients.

MOBILE DATA MANAGEMENT SOLUTIONS

Mobile Data Management ("MDM") Solutions allow information to be transferred directly between corporate applications and mobile devices through a variety of connections. In addition, MDM solutions include a database server product that provides database applications in distributed environments for mobile users.

The Company's MDM solutions consist of two core product lines: (i) data synchronization solutions, and (ii) client/server solutions.

The Company's data synchronization solutions include the following:

     Enterprise Harmony '99, the Company's desktop data synchronization product, provides a link between mobile devices and PC applications. The sophisticated architecture of Enterprise Harmony '99 allows mobile workers and corporations to easily synchronize information such as contacts, calendar, tasks and e-mail between mobile device and desktop PC.

     In August 1999, the Company added a server-based synchronization product to its product line with the purchase of Advance Systems Limited ("ASL"). ASL, based in Bristol, England, develops server-based synchronization software that provides a link for portable computing devices and high-end cellular phones that allows information to be transferred directly between corporate network applications and mobile devices through a variety of connections. The ASL-Connect product also serves as the foundation for IBM's Mobile Connect solutions

     These solutions provide individual users and MIS departments with the management tools necessary to use and deploy mobile devices. The software currently synchronizes handheld computing devices, including Palm Computing and Windows CE, with Lotus Notes and Microsoft Exchange servers or a variety of personal information managers ("PIMs"), such as Lotus Organizer, Symantec ACT! and GoldMine.

The Company's client/server products are as follows:

     The Advantage Database Server ("ADS"'), is a high performance client/server database management system for standalone, networked and Internet database applications. The ADS StreamlineSQL engine allows developers the flexibility to combine SQL statements and relational data access methods with the performance and control of navigational commands. ADS has native development interfaces designed to leverage existing knowledge of popular development tools. With optimized data access methodology, ADS provides stability and data integrity while being completely maintenance-free. ADS works in both Novell NetWare and Windows NT server environments and improves multi-user performance by intelligently allocating database operations between the client and the server. ADS protects database files against network failure and user error through a centralized storage management system and provides data security through encryption and file hiding. ADS includes native SQL support as well as a client interface, supporting common application development tools such as Delphi, Visual Objects and Visual Basic, as well as any applications with an ODBC interface.

     Advantage Internet Server is a simple, non-HTML solution that provides data access via the Internet using existing ADS applications. Remote users can experience the same security, integrity, and performance on the corporate LAN while accessing data remotely using the Internet as a Virtual Private Network.

     Advantage Development Tool Kits provide database application developers and value-added resellers ("VARs") with a set of software tools to develop, debug and deploy reliable applications running in an ADS environment.

PRINTING SOLUTIONS

The Printing Solutions segment products enable organizations to manage complex printing applications across global networks, while permitting comprehensive management of network printers from any location on the network. In addition, the Printing Solutions products incorporate technology innovations such as web-based printer management, fiber-based networks and wireless infrared connections for mobile and handheld users.

The Company's Printing Solutions consists of four core products: (i) ExtendNet for 100 Base-T, (ii) ExtendNet for 10 Base-T, (iii) ExtendNet for 100 Base-FX and (iv) PocketPrintServer. The Company also provides custom print servers to a number of Original Equipment Manufacturer ("OEM") customers including Minolta Co, Ltd, Okidata and Zebra Technologies Corporation.

     The ExtendNet for 100 Base-T and the ExtendNet for 10 Base-T allows network administrators to connect up to 6 printers to an Ethernet network while adding a high degree of integrated management to their existing environments. This Open Management Architecture provides the ability to monitor printers at any management level with ease.

     The ExtendNet for 100 Base-FX allows network administrators to easily connect 1 or 2 printers to a 100 Base-FX network. The administrator maintains the high degree of integrated management in their existing environments, without paying the associated costs of buying network converter boxes to allow non 100 Base FX print servers to be used.

     The PocketPrintServer allows network administrators to connect a single printer to an Ethernet network while adding a high degree of integrated management to their existing environments.

     The OEM products are specialized print servers for laser LED page printers, dot matrix printers, industrial bar coding solutions and label printing.

OTHER

The Company's other product segment consists primarily of the Company's discontinued line of port replicator products. In December 1998, the Company announced its decision to exit the mechanical port replicator business. The Company's decision was based on two primary factors. The Company saw a decrease in demand for third-party port replicator products as laptop vendors became more successful in providing similar products in a more timely manner. In addition, the Company was experiencing quality-related problems with its supplier and, consequently, faced a lack of a reliable source for port replicators to support future releases of laptop PC models in the increasingly competitive environment.

TECHNOLOGY

The Company's short-range wireless technologies are designed to adhere to industry standards and widely accepted protocols, and the Company is active in the organizations that develop and maintain these standards and protocols. The Company was a founding contributor to the IrDA standards committee and is currently represented on the IrDA executive committee. Today more than 160 companies are active participants in the IrDA, and are developing a broad range of mobile products that are IrDA-compliant. IrDA member companies include Compaq, Ericsson, HP, IBM, Intel, Microsoft, Motorola, Nokia, Sharp and Toshiba. The Company believes that IrDA infrared connectivity, due to its small size, low cost, low power consumption, high speed and device independent characteristics, will become an increasingly important technology in permitting the seamless connection of mobile devices to each other and to the network.

Through the Company's efforts, standards such as the IrLAN protocol (co-developed with Microsoft Corp. and Hewlett-Packard Company) were proposed, developed, ratified and adopted for network connectivity to notebook computers. The Company has been actively guiding IrOBEX, which is an object-oriented standard for transferring files, graphics and other data by infrared transmission. The Company's QuickBeam and JetBeam products implement a communications application using IrOBEX.

The Company has been developing new short-range wireless applications for OEM and corporate customers based on its IrDA technology and short-range radio-frequency (Bluetooth), including inventory management, data logging, network access, computer docking and data communications products. The Company believes that these technologies and applications will have even broader applicability to connectivity for mobile workforces in the coming years. Extended Systems has taken an active role in the Bluetooth Special Interest Group (SIG), an organization responsible for shaping global specification for wireless connectivity. Because both IrDa and Bluetooth technologies have strengths in specific applications, the Company believes that many devices will implement both Bluetooth and IrDA standards.

The Company's Internet connectivity technologies include an all-in-one Internet connectivity product that assists small- and medium-sized businesses to gain an Internet presence. ExtendNet 4000 combines multiple Internet technologies to provide on-demand Internet access for a Local Area Network (LAN), e-mail communications for everyone in the office, network security to prevent outside threats and integrated Web publishing to develop and host company Web sites. ExtendNet 4000 offers a number of communications options including V.90 modems, ISDN, and Ethernet connectivity for other technologies such as xDSL and cable modems. This flexibility enables the user to scale the device's capacity to the requirements of the environment. ExtendNet 4000 is based on the open source architecture of the Linux operating system.

The Internet connectivity technologies also include a Virtual Private Network
(VPN) product. ExtendNet VPN is based on the Point-to-Point Tunneling Protocol and includes encryption and compression technology to securely pass data over the Internet. ExtendNet VPN enables a corporation to use the Internet to communicate securely between mobile users, remote telecommuters and the Local Area Network (LAN). For many companies, ExtendNet VPN either replaces or augments traditional remote access solutions such as X.25, leased lines, frame relay, 800 numbers and long distance dial-in modem banks. ExtendNet VPN uses industry-standard encryption, authentication, tunneling and SNMP-compliant management software.

The Company's Harmony client-based synchronization technology synchronizes information between mobile devices and popular PC Applications with a single synchronization technology. The application supports Windows CE, Palm Computing, and CASIO Pocket Viewer devices. The technology uses Rapid Transfer Technology-TM- to provide synchronization that is currently at least two times faster than other competing products in the market.

With the acquisition of Advance Systems Limited on August 4, 1999, the Company acquired a server-based technology, which allows the update and exchange of data with enterprise applications such as Microsoft Exchange, Lotus Notes and ODBC-based corporate databases. The server-based technology helps system administrators manage mobile devices with IT application deployment, backup, restore and client logging utilities.

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

The Printing Solutions technology competencies are in the areas of embedded systems software and microcontroller hardware design. In addition, the Printing Solutions' engineers have a high degree of expertise in supporting network hardware topologies, software transport protocols and application-layer networking. The Company's software development group has placed particular emphasis on the development of network management tools for multi-protocol networking.

The Printing Solutions segment has maintained an active program to develop and deploy new enterprise networking technologies across its product lines. The segment has focused product development efforts upon such enterprise networking capabilities as Novell NEST/NDS and Windows NT enterprise services. In addition, the Company was an early and active supporter of industry standard SNMP-based management capabilities for easy control of devices over the network. Today, customers use these technologies to deploy and maintain worldwide access to key network resources.

The Company will continue to enhance its product lines with additional advanced network management capabilities. In addition, the Company is enhancing its Printing Solutions product line by developing new applications for OEM and corporate customers with IrDA and fiber technologies.

SALES AND MARKETING

Several of the Company's products, in particular its ExtendNet print servers, JetEye IrDA products, infrared software and data synchronization software are sold to OEM customers, and the Company intends to continue to increase sales to OEM customers in the future, particularly with the MIM product lines. The Company's key OEM customers include printer manufacturers and manufacturers of notebook computers, PDAs, digital cameras, cellular phones and pagers and other mobile computing devices. In 1999, OEM sales of MIM products and services to Hewlett-Packard Company accounted for 13% of the Company's total net revenue. Revenue from OEM sales is expected to fluctuate on a quarterly basis, as demand in the OEM market is difficult to predict and depends on the timing of OEM projects and the effectiveness of the marketing efforts of OEM customers.

The Company markets and sells certain of its products through multiple indirect channels, primarily distributors and resellers, and on the Company's Internet storefronts. The Company supports its indirect channels with its own sales and marketing organization. The Company's largest distributor is Ingram Micro, Inc. ("Ingram Micro") and, in 1999, 1998 and 1997, sales to Ingram Micro accounted for 10%, 23%
and 19% of the Company's net revenue, respectively. Sales to another distributor, Tech Data Corporation, accounted for 11% of the Company's net revenue in 1998. Sales to both distributors were primarily of Printing Solutions products and port replicator products.

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

The Company conducts its sales and marketing activities primarily from its offices in Boise, Idaho and Bozeman, Montana, and its international offices in Germany, France, Italy, the United Kingdom, Singapore and the Netherlands, which was opened in September 1999. The Company's in-house sales and marketing staff is largely responsible for generating end user demand for the Company's products by soliciting prospective customers, providing technical advice with respect to the Company's products and working with distributors and certain OEM customers to sell the Company's products. The Company's sales and marketing staff actively participates with distributors and resellers in the selling process, which provides end users with the level of support needed for the successful integration of solutions in enterprise networks.

In international markets, the Company markets and sells its products through its international sales subsidiaries. The Company also derives a portion of its international revenue from independent distributors and OEM customers in countries including Singapore, Japan, Brazil, Canada and Germany. In 1999, 1998 and 1997, international sales represented 63%, 44%, and 44%, respectively, of net revenue, and the Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future.

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

SERVICE AND SUPPORT

The Company believes that service and support are critical components of customer satisfaction and the success of the Company's business. The Company's commitment to service and support enables it to interact regularly with its customers' network administrators and to identify and respond to their needs on an ongoing basis. The Company maintains service and support personnel in Bozeman, Montana and Boise, Idaho. In addition, the Company's foreign sales subsidiaries and international distributors provide service and support to international customers. The Company offers a wide range of customer support services under the ExtendAssist Program. It includes a technical support hotline to provide a range of telephone support to its customers through a toll-free number. In addition, the Company maintains a technical support group comprised of engineers and technicians, 24-hour automated support, and an on-line bulletin board, which contains in- depth technical information. Through ExtendAssist, the Company's engineering staff provides technical support via e-mail. The Company also provides on-line services to distribute technical advice and software updates.

RESEARCH AND DEVELOPMENT

The Company believes that its future success will depend in large part on its ability to develop, introduce and manufacture new products and enhance existing products, allowing it to offer its customers products that achieve higher levels of performance and reliability. The Company's research and development efforts are currently focused on short-range wireless communications, data synchronization, new mobile connectivity platforms, client/server data management, Internet connectivity, networking protocols, enterprise network management tools and new networking platforms.

During fiscal 1999, 1998 and 1997, research and development expenses were $6.9 million, $6.4 million, and $5.3 million, respectively. The Company also recorded a $758,000 acquired in-process research and development charge in the second quarter of fiscal 1999 as a result of the acquisitions of Rand and Parallax. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

The Company expects that, of the approximate $8.5 million purchase price, substantially all of the portion of the purchase price in excess of fair value of the net assets acquired will be allocated to developed technology and acquired in-process research and development. Developed technology will be amortized over the expected life of the technology and acquired in-process research and development will be expensed in the first fiscal quarter of 2000.

MANUFACTURING

The Company focuses its manufacturing efforts on cost-effectively producing high-quality products. The Company's manufacturing operations are located in Boise, Idaho and consist mainly of materials procurement, final assembly, testing, quality assurance and shipping. The only product assembly performed by the Company is final assembly, which consists of the integration of major components into a final product and the preparation of that product for shipment. The Company performs testing and quality assurance of certain products at its Boise facilities and plans to expand its in-house automated testing efforts as its product volume increases. The Company has received ISO 9001 certification, which the Company believes assists it in maintaining its rigorous approach to maintaining high quality standards.

The Company subcontracts other manufacturing functions, including the production of its printed circuit boards and some final product assembly. With its acquisition of Parallax the Company added the local ability to manage its manufacturing relationships with subcontractors in Asia.

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

In the market for infrared mobile computing products, the Company's competitors include a number of companies, which have hardware or software solutions. As the market for infrared connectivity matures, the Company will continue to face stiff price pressure in this market segment. The Company currently faces limited direct competition from major applications and operating systems software vendors who may choose to incorporate infrared connectivity functionality into their software, thereby potentially reducing the need for OEMs to include the Company's products in their notebook and desktop PCs.

The Company's ExtendNet 4000 Internet Appliance currently competes with the product offerings of Bay Networks, Inc., as well as those of a number of smaller companies. The Company's ExtendNet VPN product currently competes with software-based solutions offered by Microsoft Corp. and others. As the market for these distributed connectivity products matures, the Company expects to face direct competition from other large computer networking and software companies.

The Company's synchronization software solutions currently compete with mobile device manufacturers that embed basic synchronization software in their products, such as 3COM Corporation's Palm Computing, Inc., Microsoft Corp. and Motorola Inc. There are also a number of other smaller companies that provide server and desktop synchronization software.

The Company's Advantage Database Server product currently competes with low-end database products from companies such as Microsoft Corp. and Oracle Corp., in addition to smaller competitors offering data management software.

The Company's principal competitors in the market for print servers include Hewlett-Packard Company, Intel Corporation, Lexmark International, Inc. and Emulex Corporation.

In addition to direct competition, the Company's products face competition from alternative technological solutions. For example, the Company's IrDA mobile computing products face indirect competition from alternatives such as radio frequency connectivity and non-IrDA infrared solutions. The Company's ExtendNetVPN products face indirect competition from the major computer networking companies, which provide extended Ethernet solutions for wide area and local area networks.

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

INTELLECTUAL PROPERTY

The Company relies on a combination of patent, copyright and trademark laws, trade secrets, and confidentiality procedures and contractual provisions to protect its proprietary intellectual property rights. The Company seeks to protect its software, documentation and other written material under trade secret and copyright laws, which afford only limited protection. The Company currently has six issued United States patents that expire in 2006 and beyond and six patent applications pending. The Company has registered ten trademarks in the United States, including "JetEye" and "ExtendNet.". The Company's future success is dependent in part upon its proprietary technology.

The Company has entered into source code and design document escrow agreements with a limited number of its customers requiring release of design details in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or is the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances.

As is common in its industry, the Company has from time to time received notification from other companies of intellectual property rights held by those companies upon which the company's products may infringe.

EMPLOYEES

As of June 30, 1999, the Company had 248 full-time employees and 335 full-time equivalent employees, including 76 in research and development, 172 in sales, marketing and customer support, 49 in manufacturing and 38 in administration. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement with respect to his or her employment with the Company. The Company believes that its relations with its employees are good. The company's future success will depend, in part, upon its ability to attract and retain qualified personnel. Competition for qualified personnel in the Company's industry is intense, and there can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel as the Company grows.

ITEM 2.  PROPERTIES

The Company owns its corporate headquarters facility in Boise, Idaho, which consists of approximately 100,000 square feet of space located on 24 acres of land, which are also owned by the Company. This space is used for research and development, manufacturing, sales and marketing, customer support and administration. In addition, the Company owns a facility of approximately 20,000 square feet in Bozeman, Montana. This facility is used primarily for customer support and sales and marketing. The Company believes that its current facilities in Boise and Bozeman are adequate to meet its needs for at least the next 12 months. The Company also leases a number of sales, support and development offices in the United States and Europe. The Company believes that existing field sales, support and development facilities are adequate to meet its current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations. The Company plans to continue to expand its field sales, support and development facilities worldwide where appropriate. See Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers and directors of the Company as of September 1, 1999.

NAME                   AGE  POSITION
----                   ---  --------
Steven D. Simpson       52  President, Chief Executive Officer and Director
Holmes T. Lundt         42  Vice President, Corporate Research and Development
                            and Business Development
Scott J. Ritchie        44  Vice President, Operations
Karla K. Rosa           36  Vice President, Finance and Chief Financial Officer
Bradley J. Surkamer     45  Vice President, Technical Support
                            and Internet Business Unit Manager
Thomas C. White         50  Vice President, Sales and Marketing
Raymond A. Smelek       64  Chairman of the Board of Directors
Gregory M. Avis         40  Director
John M. Russell         57  Director
S. Scott Wald           44  Director
Douglas B. Winterrowd   48  Chief Engineer and Director


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

HOLMES T. LUNDT has served as the Company's Vice President of Corporate Research and Development and Business Development since January 1996. From December 1994 to January 1996, Mr. Lundt was the Company's Vice President of Research and Development. Since joining the Company in 1984, Mr.

Lundt has held various other positions within the Company including Vice President of Marketing and Business Unit Manager of Network Printing.

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

BRADLEY J. SURKAMER has served as the Company's Vice President of Technical Support and Internet Business Unit Manager since January 1999. From January 1996 to January 1999 he served as the Company's Vice President of Technical Support and Third-Party Marketing. Mr. Surkamer has held various other positions since he joined the Company in November 1988 including Manager of Technical and Third Party Marketing and Manager of Sales and Marketing.

THOMAS C. WHITE has served as the Company's Vice President of Sales and Marketing since January 1996. On May 21, 1999 Mr. White tendered his resignation effective November 22, 1999. From June 1995 to January 1996, Mr. White was the Company's Vice President of North American Sales. From July 1993 to June 1995, Mr. White was National Account Director for MicroAge Computer Centers, Inc. ("MicroAge").

RAYMOND A. SMELEK has served as the Company's Chairman of the Board of Directors since June 1995 and he has been a Director of the Company since June 1994. From June 1994 to February 1996, Mr. Smelek was the Company's President and Chief Executive Officer. Prior to joining the Company, Mr. Smelek was employed by Hewlett-Packard and held a number of positions, most recently as Vice President and General Manager of the Mass Storage Group. Mr. Smelek is also the President and Chief Executive Officer of the Network Group and a director of Inference Corporation.

GREGORY M. AVIS has been a Director of the Company since September 1992. He has served as a General Partner of Summit Partners, L.P., a venture capital partnership, since 1987 and has served as a Managing Partner of Summit Partners, L.P. since 1990. Mr. Avis is also a director of COMPS.COM, Ditech Communications Corp., Powerwave Technologies, Inc. and Splash Technology Holdings, Inc.

JOHN M. RUSSELL has been a Director of the Company since April 1998. He is currently retired. From December 1991 to March 1994, Mr. Russell served as Vice President of Finance and Administration, Chief Financial Officer and Secretary of Cisco Systems, Inc.

S. SCOTT WALD has been a Director of the Company since July 1994. He was the founder of ASAP Software Express, Inc. ("ASAP") and served as President and Chief Executive Officer of ASAP from September 1985 to June 1998.

DOUGLAS B. WINTERROWD is a founder of the Company and has been a Director since October 1995. Previously, he served as Director of the Company from 1984 to 1992. Mr. Winterrowd has served as Chief Engineer since February 1994 and, prior to such time, held various positions with the Company, including Program Manager, Quality Assurance Manager, Technical Support Manager, Project Manager and Senior Engineer.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is listed on The Nasdaq National Market System under the symbol "XTND". The following table sets forth the high and low closing trading prices of the Company's Common Stock for the quarter ended:

                        HIGH         LOW
                      --------    --------
1999

     4th quarter       $ 4.88      $ 4.25
     3rd quarter         5.94        4.00
     2nd quarter         8.00        4.13
     1st quarter         7.13        6.00

 1998

     4th quarter         8.25        6.38
     3rd quarter         9.38        8.00

The Company's Common Stock began public trading over-the-counter on March 4, 1998, therefore, the market prices for the 3rd quarter of fiscal 1998 only reflect closing prices for the period from March 4, 1998 to March 31, 1998.

According to records of the Company's transfer agent, the Company had approximately 197 shareholders of record as of September 20, 1999. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders. On September 20, 1999, the last reported per share sale price on the Nasdaq National Market for the Company's Common Stock was $6.50. The market for the Company's Common Stock is highly volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock--Stock Price Volatility."

The Company has not declared or paid any dividends on its Common Stock since September 1994. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

On March 4, 1998, the Company commenced and completed its initial public offering (the "Offering") of 1,300,000 shares of its Common Stock, $0.001 par value per share, at a public offering price of $8.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission (the "Commission"). All of the shares registered were sold. Volpe Brown Whelan &and Company and Needham &and Company, Inc. were the managing underwriters of the Offering. Aggregate gross proceeds to the Company from the Offering (prior to deduction of underwriting discounts and commissions and expenses of the Offering) were $10.4 million. In addition to the above, selling shareholders sold 482,500 shares of Common Stock, including the exercise of the underwriters' over-allotment option consisting of 232,500 shares. The Company paid underwriting discounts and commissions of $728,000 and other expenses of approximately $1.1 million in connection with the Offering and the net proceeds to the Company in the Offering were $8.6 million.

From March 4, 1998, the effective date of the Registration Statement, to June 30, 19998, the approximate amount of net proceeds used were $666,000 for investments in strategic business relationships and $1,148,000 for the acquisitions of Rand Software Corporation ("Rand") and Parallax Research, Pte. None of such payments consisted of direct or indirect payments to directors, officers, 10% shareholders or affiliates of the Company.

On October 23, 1998, the Company acquired all of the outstanding stock of Rand for $710,000 in cash and 104,998 shares of Common Stock valued at $735,000. The 104,998 shares issued to the former shareholders of Rand in the transaction have not been registered in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and are therefore subject to certain restrictions on resale.

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. (In thousands, except per share amounts.)

                                     1999     1998     1997     1996     1995
                                   -------  -------  -------  -------  -------

Net revenue                        $50,689  $50,004  $39,535  $34,670  $28,588
Research and development             6,883    6,351    5,259    4,362    3,701
Acquired research and development      758        -        -        -        -
Net income (loss)                   (1,462)   3,298    2,676    2,279    1,798
Cash and investments                12,669   15,006    6,621    5,616    2,854
Total assets                        40,799   40,147   25,677   21,338   17,527
Long-term debt                          67    7,617    7,210    6,151    5,654
Total shareholders' equity          26,595   26,592   14,025   11,522    9,222

Per share amounts:
     Earnings (loss) - Basic         (0.17)    0.45     0.39     0.33     0.28
     Earnings (loss) - Diluted       (0.17)    0.44     0.38     0.32     0.26
     Cash dividends per share            -        -        -        -     0.08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                    Year ended June 30,
             -------------------------------------------------------------------
                 1999        % Change       1998        % Change       1997
             -------------------------------------------------------------------
NET REVENUE   $  50,689          1%      $  50,004          26%      $ 39,535

Net revenue was relatively flat in 1999 compared to 1998. The increase in net revenue was primarily the result of the Company's Mobile Information Management ("MIM") product lines, which grew 107% from 1998. The increase in revenue from MIM products was offset by an 88% decline in revenue from the Other Products segment, primarily the Company's mechanical port replicator product line, which declined 87% form 1998, and a decline in revenue from Printing Solutions product lines, which declined 19% in 1999. As a result of the discontinuance of the mechanical port replicator line, the Company recorded product returns and a provision for product returns totaling $1.0 million in 1999.

The growth in net revenue for 1998 from 1997 was principally due to increased unit sales in the port replicator product line, increased unit sales of Printing Solution and MIM products and increased non-recurring engineering ("NRE") revenue in the MIM segment. The increase was offset by a decline in average selling price of Printing Solution products.

The Company derives a substantial portion of its net revenue from international sales, principally from its international sales subsidiaries, a limited number of distributors and from original equipment manufacturer ("OEM") customers. In 1999, 1998 and 1997, international sales represented 63%, 44% and 44% of net revenue, respectively. The Company expects that international sales will continue to represent a substantial portion of net revenue in the foreseeable future. International sales are subject to a number of risks, including changes in foreign government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuation in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing international operations and political and economic instability.

Several of the Company's products, in particular its ExtendNet print servers, JetEye IrDA products, infrared software and data synchronization software are sold to OEM customers, and the Company intends to continue to increase sales to OEM customers in the future, particularly with the MIM product lines. In 1999, OEM sales of MIM products and services to Hewlett-Packard Company accounted for 13% of the Company's total net revenue. Revenue from OEM sales is expected to fluctuate on a quarterly basis, as demand in the OEM market is difficult to predict and dependent on the timing of OEM projects and the effectiveness of the marketing efforts of OEM customers.

The Company markets and sells certain of its products through multiple indirect channels, primarily distributors and resellers. The Company supports its indirect channels with its own sales and marketing organization. The Company's largest distributor is Ingram Micro, Inc. ("Ingram Micro") and, in 1999, 1998 and 1997, sales to Ingram Micro accounted for 10%, 23% and 19% of the Company's net revenue, respectively. Sales to another distributor, Tech Data Corporation, accounted for 11% of the Company's net revenue in 1998. Sales to both distributors were primarily for Printing Solutions products and port replicator products. The Company provides price protection rights and limited product return rights for stock rotation to most of its distributors and resellers. The Company's distributors maintain inventory of the Company's products. Changes in inventory management policies at any of the Company's key distributors could have a material adverse effect on the Company's business and results of operations.

The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business and results of operations.

The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future success will depend, to a substantial degree, upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, to avoid excessive levels of older product inventories and to ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company seeks to mitigate the effects of declining prices on hardware products by improving product design and reducing costs, primarily manufacturing and component costs.

                                     Year ended June 30,
              ------------------------------------------------------------------
                  1999        % Change       1998        % Change       1997
              ------------------------------------------------------------------
GROSS PROFIT   $  25,580         -13%     $  29,294         21%       $ 24,248
GROSS MARGIN         50%                        59%                        61%

The decrease in the Company's gross margin in 1999 from 1998 was primarily the result of an increase in unit sales of lower margin MIM hardware products and a shift in product mix in the Printing Solutions segment to lower priced and lower margin products. The decrease in gross margin was also the result of the increase in the allowance for port replicator returns of $1.0 million and an increase in the inventory valuation allowance for port replicators of $1.4 million. The decrease was offset by increased royalty, license and NRE revenue in the MIM group and increased sales of MIM software products.

The decrease in gross margin for 1998 from 1997 was principally due to a shift in product mix. Sales of port replicator products and certain MIM hardware products, which have a lower relative gross margin, were a higher percentage of sales in 1998 as compared to 1997. This decrease was offset in part by strong royalty, license and NRE revenue in the MIM group.

The Company's cost of net revenue consists primarily of costs associated with components, out-sourced manufacturing of certain subassemblies, and in-house labor associated with assembly, testing, shipping and quality assurance. The Company's gross margin is affected by a number of factors, including product mix, competitive product pricing pressures, manufacturing costs, component costs, provisions for obsolete inventory and warranty costs. The Company anticipates that its gross margin may continue to decline in the future as a result of shifts in the Company's product mix and competitive pricing pressure. In particular, the Company expects that its gross margin for Printing Solutions products may continue to decline as a result of a continued shift in product mix toward lower priced products. The Company also expects that gross margin from the MIM segment will fluctuate due to shifts in mix between hardware and software products and the timing of NRE revenue.

                                              Year ended June 30,
                              --------------------------------------------------
                                1999    % Change    1998     % Change     1997
                              --------------------------------------------------
RESEARCH AND DEVELOPMENT      $  6,883      8%    $  6,351      21%     $  5,259
      as a % of net revenue        14%                 13%                   13%

The increase in research and development expenses for fiscal 1999 from the prior year was principally due to increased personnel costs in the MIM segment primarily as a result of the Company's acquisitions of Rand Software Corporation ("Rand") in October 1998 and Parallax Research, Ltd. ("Parallax") in November 1998. The increase was partially offset by reduced personnel costs in the Printing Solutions segment and the Other Products segment.

The increase in research and development expense for 1998 from 1997 was principally due to increased personnel costs associated with development of the MIM product lines.

The Company expects research and development expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.

                                              Year ended June 30,
                              --------------------------------------------------
                                1999    % Change    1998     % Change     1997
                              --------------------------------------------------
MARKETING AND SALES           $ 15,930     15%    $ 13,838      28%     $ 10,802
      as a % of net revenue        31%                 28%                   27%

The increase in marketing and sales expenses for 1999 from the prior year was primarily due to increased personnel costs and promotional activities for the MIM product lines both domestically and at the Company's European subsidiaries. The increases were partially offset by decreased promotional activities associated with Printing Solutions product lines and the port replicator product line.

The increase in marketing and sales expenses for 1998 from 1997 was principally due to increased promotional activities associated with the MIM product lines and the port replicator product line, offset by decreased activity for the Company's Printing Solutions product lines.

The Company expects marketing and sales expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.

                                              Year ended June 30,
                              --------------------------------------------------
                                1999    % Change    1998     % Change     1997
                              --------------------------------------------------
GENERAL AND ADMINISTRATIVE    $  3,337      4%    $  3,222      12%     $  2,879
      as a % of net revenue         7%                  6%                    7%

The increase in general and administrative expense for 1999 from the prior year was primarily attributable to increased professional services expense, primarily as a result of being a publicly traded company, and administrative expenses in the MIM group subsequent to the acquisition of Parallax. The increase was offset by a decrease in compensation expense associated with stock options.

The increase in 1998 from 1997 was principally due to increased administrative expenses at the Company's subsidiaries, increased stock option compensation expense in all segments, and increased fees for professional services, some of which are attributable to being a public company.

The Company expects general and administrative expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.

                                              Year ended June 30,
                                ------------------------------------------------
                                  1999    % Change    1998    % Change    1997
                                ------------------------------------------------
INCOME TAX PROVISION (BENEFIT)  $  (692)    -138%   $  1,815     20%    $  1,509
      as a % of income
      (loss) before taxes           32%                  35%                 36%

The change in the income tax provision or benefit for 1999 as compared to 1998 was primarily due to a net loss before income taxes for 1999. The change in the estimated effective tax rate is primarily the result of non-deductible expenses associated with the Rand and Parallax acquisitions, acquired in-process research and development expenses and amortization of intangibles. The increase in the income tax provision in 1998 as compared to the prior year was primarily due to higher income before taxes.

RESULTS OF OPERATIONS BY SEGMENT

The Company's product offerings are classified into three segments; the Printing Solutions segment, the Mobile Information Management segment and the other products segment. The discussion below addresses the operating results attributable to each of the three product segments.

PRINTING SOLUTIONS SEGMENT

The Printing Solutions segment includes the Company's maturing network print server and non-network printer sharing product lines, sold primarily through the Company's worldwide distribution channel to computer resellers and Fortune 1000 companies. Although the Printing Solutions business is not the primary focus of the Company's research and development or marketing strategies in the future, the Company intends to continue to keep the product line up to date by adding technology enhancements including fiber and mobile connectivity options.

                                              Year ended June 30,
                              --------------------------------------------------
                                1999    % Change    1998     % Change     1997
                              --------------------------------------------------
Net revenue                   $ 25,415    -19%    $ 31,244       1%     $ 31,028
Income from operations           2,462    -65%       6,970      10%        6,342

The decrease in net revenue for 1999 from the prior year was principally due to decreased unit sales of both non-networked printer sharing products and network print server products coupled with a decrease in the average selling prices caused by a shift in product mix to lower priced products. The decrease was partially offset by an increase in unit sales of OEM print servers, at a slightly lower average selling price than in the prior year.

The increase in net revenue in 1998 from 1997 was due primarily to increased unit sales of ExtendNet print servers, offset by a decline in the average selling price of ExtendNet print servers due to higher sales of lower priced print servers. The increase was also offset by a decline in print server royalty revenue and a decline in unit sales of non-network printer sharing products.

In 1999, 1998 and 1997, 50%, 54% and 64%, respectively, of the Company's total net revenue was derived from sales of the Company's network print server products. The Company expects that both unit sales and average selling prices of both network print server and non-network printer sharing products may decline in the future. It also expects that total Printing Solutions net revenue will decline as a percentage of the Company's net revenue as the Company's Mobile Information Management product lines achieve increased market acceptance.

Income from operations from the Printing Solutions segment decreased in 1999 from 1998 primarily due to decreased gross margins from both network print server and non-network printer sharing products as the Company experienced a shift in product mix to lower gross margin products. The decrease in gross profit was partially offset by a decrease in operating expenses as the Company shifts resources to support the MIM product lines.

The increase in income from operations in 1998 from the prior year reflects flat gross profit from year to year and a decrease in operating expenses.

MOBILE INFORMATION MANAGEMENT SEGMENT

The Company's Mobile Information Management segment includes both universal mobile connectivity and mobile data management solutions that enable mobile users to access, synchronize, collect, and retrieve information on demand. The Company's products in the MIM segment include wireless connectivity products, data synchronization software, virtual private network remote access servers, Internet access servers and database management systems with remote access capabilities.

                                             Year ended June 30,
                             --------------------------------------------------
                               1999    % Change    1998     % Change     1997
                             --------------------------------------------------
Net revenue                  $ 24,400    107%    $ 11,784      56%     $  7,569
Loss from operations             (287)   -64%        (789)      6%         (744)

Net revenue from the MIM product lines in 1999 grew 107% from the prior year and grew to 48% of the Company's total net revenue in 1999, up from 24% in 1998. The increase was due primarily to increased unit sales of OEM hardware products and the Internet access products, and increased license revenue for Advantage Database Server products.

The increase in revenue in 1998 from 1997 was the result of increased royalty, license and NRE revenue and increased unit sales of ExtendNet VPN and ExtendNet IAS products, which were introduced in October 1997, and increased revenue from North American sales of Advantage Database Server products. This increase was partially offset by decreased international sales of Advantage Database Server products.

The Company believes that net revenue from MIM products will continue to become a larger percentage of total net revenue as the Company continues to focus on Mobile Information Management product lines and as MIM products continue to achieve increased market acceptance. The Company's future results of operations will be highly dependent upon the success of recently introduced products and the success of the Company's recent acquisitions.

MIM products are sold primarily to OEM customers, application developers and computer resellers both directly and through the Company's ecommerce storefronts on the Internet. The Company expects to increase sales to OEM customers in the future; however, sales to OEM customers are hard to predict and are expected to fluctuate from quarter to quarter based on the timing of the closure of OEM business and the effectiveness of OEM customers' marketing efforts.

The loss from operations for the MIM segment decreased 64% from 1998 to 1999 primarily as a result of increased gross profit from MIM products. This increase in gross profit was offset by a significant increase in the Company's spending for MIM research and development projects for both the wireless connectivity hardware and software products and acquired in-process research and development charges of $758,000 from the Company's 1999 acquisitions. The Company also increased its spending in marketing and sales for all MIM products both domestically and internationally.

OTHER PRODUCTS SEGMENT

The primary component of the Company's other products segment has been the Company's mechanical port replicator product line. In December 1998, the Company announced its decision to exit the mechanical port replicator business. The Company's decision was based on two primary factors. The Company saw a decrease in demand for third-party port replicator products as laptop vendors became more successful in providing similar products in a more timely manner. In addition, the Company was experiencing quality-related problems with its supplier and, consequently, faced a lack of a reliable source for port replicators to support future releases of laptop PC models in the increasingly competitive environment.

                                             Year ended June 30,
                             --------------------------------------------------
                               1999    % Change    1998     % Change     1997
                             --------------------------------------------------
Net revenue                  $    874     -87%   $  6,976      644%    $    938
Loss from operations           (3,503)  1,076%       (298)       3%        (290)

The decrease in net revenue in 1999 from 1998 was principally due to decreased unit sales and average selling prices of port replicator products. Net revenue for 1999 included product returns and a provision for product returns totaling $1.0 million as a result of the decision to exit the mechanical port replicator business. The increase in net revenue in 1998 over 1997 was due to an increase in unit sales of port replicator products, which were introduced in February 1997.

The 1999 loss from operations for the Company's other products reflects decreased gross profit and gross margin from the port replicator product line and includes the port replicator returns and provision for port replicator returns totaling $1.0 million and an increase in the provision for write-down of port replicator inventory of $1.4 million.

BUSINESS COMBINATIONS

In October 1998, the Company acquired all of the outstanding stock of Rand Software Corporation for $710,000 in cash and 104,998 shares of Common Stock valued at $735,000. In November 1998, the Company acquired a controlling interest in Parallax Research, Pte. for $347,000 in cash and by assuming $375,000 in debt. In May 1999, acquired the remaining outstanding stock of Parallax for $91,000 in cash. These transactions were accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and, accordingly, the results of operations of both companies have been included in the consolidated statement of operations since the acquisition dates.

Rand is the developer of Harmony, a data synchronization software for mobile devices such as Windows CE Handheld PCs and Palm-size computers. This synchronization technology allows mobile devices to update and exchange data with enterprise applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes and Symantec Act!. Parallax develops infrared connectivity products primarily for sale to OEM customers and manages the Company's relationships with its manufacturers in Asia.

A summary of the total net assets acquired at the date of the acquisitions, as determined in accordance with APB 16 is as follows:


Net working capital                                          $       (146)
Property and equipment                                                 114
Developed technology, goodwill and other intangibles                 1,532
Acquired in-process research and development                           758
                                                            ===============
                                                                  $  2,258
                                                            ===============

The valuation of the intangible assets acquired from Rand and Parallax, including the acquired in-process research and development, developed technology and goodwill, was determined by independent appraisers. Management, based upon such independent appraisals, estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $758,000. The amount allocated to acquired in-process research and development was expensed as a charge to operations in the second quarter of 1999.

Such appraisers determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from such projects were based on estimates made by the Company's management. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. Management based the estimated cost of sales and estimated operating expenses on the Company's cost structure and that of comparable companies.

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 25% to 35%. The discount rates were based on various factors such as lack of operating history, aggressive projections for certain products, reliance on OEM customers, management depth and product diversification.

Rand's research and development in process on the date of the acquisition related to a server-based data synchronization software product that was estimated to be approximately 14% complete and would require an estimated $464,000 and 38 man-months of time to complete. Development in process at the time of the acquisition of Rand was subsequently utilized to develop a web-based synchronization product and will continue to be incorporated into additional MIM products, including products complementary to the server-based product acquired with ASL in August 1999.

The Company used acquired in-process research and development from Parallax to develop new products using the developing Fast IR technology standard. A product being developed for an OEM customer, to be used in a printer-based product, accounted for a substantial majority of the acquired in-process research and development from Parallax. All projects in process at the time of the acquisition were completed in 1999 at an estimated cost of $58,000.

On August 4, 1999, the Company completed an acquisition of all of the outstanding stock of Oval (1415) Limited ("Oval") pursuant to an acquisition agreement, dated as of August 4, 1999. Oval, based in Bristol, England, is the parent company of Advance Systems Limited. ("ASL"), a developer of server-based synchronization software for portable computing devices and high-end cellular phones, and Zebedee Software Limited, a software consulting company. As consideration in the acquisition, the shareholders of Oval will receive $5.0 million in cash and 625,000 shares of the Company's Common Stock. The total purchase price is valued at approximately $8.5 million, including acquisition expenses. For accounting purposes, the acquisition will be treated as a purchase. The Company expects that substantially all of the purchase price in excess of fair value of the net assets acquired will be allocated to developed technology and acquired in-process research and development. Developed technology will be amortized over the expected life of the technology and acquired in-process research and development will be expensed in the first fiscal quarter of 2000.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

                                                                 Year ended June 30,
                                                       ----------------------------------------
                                                           1999        % Change       1998
                                                       ----------------------------------------
NET CASH PROVIDED (USED )BY OPERATING ACTIVITIES        $   (197)        -107%     $  2,736

Historically, the Company has funded its operations primarily through cash generated from operations. The net cash used in operations in 1999 was primarily a result of an increase in receivables.

Accounts receivable increased to $9.8 million at the end of 1999 from $8.4 million at the end of 1998. The increase was primarily due to increased levels of business. Days sales outstanding ("DSO") in receivables were 61 days at the end of 1999 and 53 days at the end of 1998. The increase in DSO was a result of increased receivables from OEM and international customers, which typically have longer terms. The Company expects that accounts receivable will increase as net revenue increases and as net revenue from OEM and international customers represent a higher percentage of the Company's total revenue.

                                                                 Year ended June 30,
                                                       ----------------------------------------
                                                           1999        % Change       1998
                                                       ----------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                      $  (5,458)    70%          $ (3,204)

Net cash used by investing activities in 1999 consisted largely of net purchases of available-for-sale securities and cash payments for the acquisitions of Rand and Parallax. Capital expenditures in 1999 were primarily for the enhancement of internal information systems and equipment and related software associated with increased staffing.

The Company currently plans to incur aggregate capital expenditures of approximately $1.5 million during 2000, primarily for system improvements, leasehold improvements, software and personal computers.

                                                                  Year ended June 30,
                                                       ----------------------------------------
                                                           1999        % Change       1998
                                                       ----------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  $    413     -95%         $  8,872

Net cash provided by financing activities for 1999 consisted primarily of proceeds from the issuance of stock from employee stock plans. Net cash provided by financing activities for 1998 primarily related to proceeds from the Company's initial public offering, which became effective in March 1998.

See "Long-term Debt" in the Notes to the Consolidated Financial Statements for a description of the Company's convertible debt and available sources of financing.

The Company believes that its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its acquisition, anticipated working capital, capital expenditures and debt payment requirements through 2000, including cash requirements for the Oval acquisition and $8.1 million for the payoff of the long-term debt to Summit in September 1999. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financing.

In addition to the Rand and Parallax acquisitions in 1999 and the Oval (ASL) acquisition in the first fiscal quarter of 2000, the Company intends to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden its product lines and to provide more complete Mobile Information Management product offerings. The Company has no additional commitments or agreements with respect to any such transaction; however, the Company may acquire businesses, products or technologies in the future. There can be no assurance that the Company will not require additional financing in the future or, if the

Company were required to obtain additional financing in the future, that sources of capital will be available on terms favorable to the Company, if at all.

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES

The Company derives a substantial portion of its revenue from international sales, principally through its international subsidiaries and through a limited number of independent distributors. Sales made by the Company's international subsidiaries are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the U.S. dollar and other currencies could materially affect the Company's financial condition, results of operations and cash flows.

From time to time, the Company enters into foreign currency forward contracts, typically against the Euro and British Pound to hedge payments and receipts of foreign currencies related to the purchase and sale of goods to international subsidiaries. There were no such contracts in place at June 30, 1999 and contracts purchased or sold to date have not been significant. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for speculative purposes. To the extent that the Company implements hedging activities in the future with respect to foreign currency transactions, there can be no assurance that the Company will be successful in such hedging activities.

The Company has not experienced significant costs as a result of the introduction of a European single currency (the "Euro") introduced on January 1, 1999. At an appropriate point before the end of the transition period, December 31, 2001, product prices in participating countries will be denominated in the Euro and converted to local denominations. During the transition period, the Company's financial systems located in the participating countries will be converted from local denominations to the Euro. The Company does not presently expect that the transition to the Euro will materially affect the Company's foreign currency exchange and hedging activities. Further, the Company does not expect that the transition to the Euro will result in any material increase in costs to the Company and all costs associated with the transition to the Euro will be expensed to operations as incurred. While the Company will continue to evaluate the impact of the transition of the Euro, based on currently available information, the Company does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition, results of operations and cash flows.

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

The Company has successfully completed testing of current products and products under development and does not believe there is significant risk of noncompliance. There can be no assurance that certain previous releases of the Company's products, which are no longer under support, will prove to be Year 2000 compliant. Further information about the Company's products is available on its Year 2000 Internet website at www.extendedsystems.com.

The Company has completed initial evaluation, analysis and testing of its core internal systems and the Company does not currently expect any significant issues to be identified during further review; however, further inquiry and review is expected to continue throughout calendar 1999 and 2000. The failure of the

Company to correct any issues with internal systems could result in material disruption to the Company's operations.

The Company has completed its initial assessment of the readiness of third parties with which the Company has business relationships, including significant vendors and customers. The assessment of the compliance of third parties is on going and is also expected to continue throughout calendar 1999 and 2000. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company.

Contingency plans will be developed if it appears that the Company or its key suppliers will not be Year 2000 compliant and if such noncompliance is expected to have a material adverse impact on the Company's operations.

Based on the work done to date, the Company has not incurred material costs and does not expect to incur future material costs to address the Year 2000 problem for its systems and products. At this time, the Company cannot reasonably estimate the potential impact on its financial position, results of operations and cash flows if internal systems are found to be noncompliant or if key suppliers, customers and other business partners do not become Year 2000 compliant on a timely basis.

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

The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue. The Company's evaluation is on going and it expects different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

IN ADDITION TO THE RISK FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-K, THE FOLLOWING ARE IMPORTANT FACTORS, WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future on a quarterly and an annual basis. Prior growth rates that the Company has experienced in net revenue and net income should not be considered indicative of future growth rates. Factors that could cause the Company's future operating results to fluctuate include the level of demand for the Company's products, the Company's success in developing new products, the timing of new product introductions and product enhancements by the Company and its competitors, market acceptance of the Company's new and enhanced products and OEM customers' products, the emergence of new industry standards, the timing of customer orders, the mix of products sold, discontinuation of product offerings by the Company or its suppliers, competition, the mix of distribution channels through which the Company's products are sold and general economic conditions. Many of such factors are beyond the Company's control. In this regard, in the second quarter of fiscal 1999, the Company discontinued its mechanical port replicator product line and, as a result, recorded $2.1 million in total charges for product returns, an allowance for product returns and an increase in the inventory valuation allowance for port replicators.

The Company typically operates with a relatively small order backlog. As a result, quarterly sales and operating results depend in large part on the volume and timing of orders received within the quarter, which are difficult to forecast. Significant portions of the Company's expenses are fixed in advance, based in large part on the Company's forecast of future revenue. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual revenue as compared to estimated revenue could have a material adverse effect on the Company's business, results of operations and cash flows.

A substantial majority of the Company's net revenue results from the sale of products to OEM customers and distributors, which sales are difficult to predict and may have lower margins than sales through other channels. Sales through such channels may contribute to increased fluctuations in operating results. A significant portion of the Company's revenue in any quarter is typically derived from sales to a limited number of OEM customers and distributors. Any significant deferral of purchases of the Company's products by its distributors or OEM customers could have a material adverse effect on the Company's business, results of operations and cash flows in any particular period.

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

DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS. The Company's future results of operations will be highly dependent upon the success of recently introduced products, including Enterprise Harmony '99 data synchronization software, the ExtendNet 4000 Internet Appliance, Counterpoint test tools, Advantage Database Server Version 5.5 with STREAMLINE SQL, and the server-based synchronization product purchased with the acquisition of ASL in August 1999. Newly introduced products are subject to a number of risks, including failure to achieve market acceptance and poor product performance. The Company is unable to predict with any degree of certainty the rate of market acceptance of these newly introduced products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or refinement before they achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's business, results of operations and cash flows.

RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The markets for universal mobile connectivity and mobile data management are still emerging, and there can be no assurance that they will continue to grow or that, even if the markets grow, the Company's products that address these markets will be successful. The Company's success in generating significant revenue in these evolving markets will depend upon, among other things, its ability to demonstrate the benefits of its technology to potential distributors, OEM customers and end users, to maintain and enhance its relationships with leading distributors and to expand successfully its distribution channels.
The success of the Company's infrared and data synchronization products will rely, to a large degree, on the increased use of mobile devices including cellular phones and other handheld organizers and devices. The success of the and ExtendNet 4000 Internet Appliance and ExtendNet VPN products will rely, to a large degree, on the increased use of the Internet by businesses as replacements for, or enhancements to, their private networks.

There can be no assurance that businesses will develop sufficient confidence in the Internet to deploy the Company's products to a significant degree. The inability of the Company to continue to penetrate the existing markets for universal mobile connectivity and mobile data management solutions or the failure of current markets to grow or new markets to develop or be receptive to the Company's products could have a material adverse effect on the Company's business, results of operations and cash flows. The emergence of markets for the Company's products will be affected by a number of factors beyond the Company's control. For example, the Company's products are designed to conform to certain standard infrared and networking specifications. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge which will be preferred by the Company's customers. In addition, there can be no assurance that infrared technology itself will be adopted as the standard or preferred technology for wireless connectivity or that manufacturers of personal computers will elect to bundle the infrared technology in their products. The emergence of markets for the Company's products is critically dependent upon continued expansion of the market for mobile computing devices and the timely introduction and successful marketing and sale of mobile computing products such as notebook computers and personal digital assistants, of which there can be no assurance.

PRODUCT CONCENTRATION. The Company believes that, in the near term, the ExtendNet print server product line will continue to account for a significant portion of the Company's net revenue and gross profit. The Company expects that its gross margin on sales of ExtendNet print servers will continue to decline as a result of a shift in product mix toward lower priced print servers and competitive pricing pressures. The Company's future operating results, particularly in the near term, are dependent upon the continued market acceptance of ExtendNet print servers. There can be no assurance that ExtendNet print servers will continue to meet with market acceptance or that the Company will be successful in developing, introducing or marketing new or enhanced products. A decline in the demand for ExtendNet print servers, as a result of competition, technological change or other factors, or the failure to successfully develop, introduce or market new or enhanced products could have a material adverse effect on the Company's business, results of operations and cash flows. The life cycle of ExtendNet print servers is difficult to estimate because of, among other factors, the presence of strong competitors in the market and the likelihood of future competition.

RELIANCE ON DISTRIBUTION CHANNELS. The Company sells certain of its products, primarily its Printing Solutions products, domestically and internationally, primarily to distributors and resellers and, to a lesser extent, to OEM customers. The Company's success depends on the continued sales efforts of its network of distributors and resellers. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business, results of operations and cash flows.

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

The Company intends to continue to enhance and diversify its international and domestic distribution channels. None of the Company's distributors or OEM customers is obligated to purchase the Company's products except pursuant to current purchase orders. The Company's ability to achieve future revenue growth will depend in large part on its success in recruiting and training sufficient sales personnel, distributors, VARs and OEM customers. Certain of the Company's existing distributors currently distribute, or may in the future distribute, the product lines of the Company's competitors. There can be no assurance that the Company will be able to attract, train and retain a sufficient number of its existing or future third-party distributors or direct sales personnel, that such third-party distributors will recommend, or continue to recommend, the Company's products or that the Company's distributors will devote sufficient resources to market and provide the necessary customer support for such products.

Sales to OEM customers involve a number of potential risks, including lengthy sales cycles, potential competition from OEM customers and effectiveness of the marketing efforts of OEM customers. The Company's OEM customers may in the future incorporate competing products into their systems or internally develop competing solutions. In the event that the Company's OEM customers reduce their purchases of the Company's products, the Company's future growth would be adversely affected. All of these factors could have a material adverse effect on the Company's business, results of operations and cash flows.

COMPETITION. The markets for the Company's products are intensely competitive, and are characterized by frequent new product introductions, rapidly changing technology and standards, constant price pressure and competition for distribution channels. The principal competitive factors in the Company's markets include product performance, reliability, price, breadth of product line, sales and distribution capability and technical support and service. Certain of these factors are outside the Company's control. There can be no assurance that the Company will be able to compete successfully in the future with respect to these or any other competitive factors or that competition will not have a material adverse effect on the Company's business, results of operations and cash flows. See "Business -- Competition."

RISKS OF INTERNATIONAL SALES AND OPERATIONS. The Company derives a substantial portion of its net revenue from international sales, principally through its international sales subsidiaries and a limited number of distributors. The Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. If any significant international distributor were to cease purchasing products or were to significantly reduce its orders from the Company for any reason, the Company's business and operating results could be materially and adversely affected. International sales are subject to a number of risks, including changes in government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing international operations, political and economic instability, including instability caused by the European monetary union and military actions. Many of such factors are beyond the Company's control.

A substantial portion of the Company's international sales are typically denominated in U.S. dollars. As a result, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Transactions made through the Company's subsidiary in Singapore are primarily denominated in U.S. dollars. The transactions made through the Company's subsidiaries in France, Germany, Italy, the United Kingdom and the Netherlands are primarily denominated in local currencies and, accordingly, the Company's international operations impose a risk upon its business as a result of currency exchange rate fluctuations. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, results of operations and cash flows. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign markets.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets research and development expenses based on planned product introductions and enhancements; however, actual expenses may differ significantly from budget. The product development process involves a number of risks. The development of new, technologically advanced hardware and software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, to avoid excessive levels of older product inventories and to ensure that adequate supplies of new products can be delivered to meet customer demand. For example, in August 1999 the Company released the ExtendNet 4000, its next generation Internet appliance product, which replaces the ExtendNet IAS product. As a result, the Company may be required to reduce the carrying value of ExtendNet IAS product currently in inventory if the market adopts the ExtendNet 4000 faster than the Company anticipated. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company has in the past experienced, and is likely in the future to experience, delays in the introduction of new products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to achieve market acceptance or problems associated with new product transitions could adversely affect the Company's business, results of operations and cash flows.

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

Certain of the Company's products are manufactured in their entirety by third parties. For example, Apexx Technology, Inc. manufactured the Company's first Internet access product, the ExtendNet IAS. is manufactured by Apexx Technology, Inc. The reliance on third-party manufacturers involves a number of risks, including the potential inability to obtain an adequate supply of existing and new products and reduced control over delivery schedules, product quality and product cost. In this regard, in December 1998, the Company announced its decision to exit the port replicator business due, in part, to quality problems associated with the sole supplier of this product. The decision to exit the port replicator business was the primary cause of the decline in the Company's net revenue in the second fiscal quarter ended December 31, 1998. There can be no assurance that the Company will not experience similar problems in the future should the Company rely on other third party suppliers. In the event that the Company is unable to maintain good relationships with its third-party manufacturers there could be a material adverse effect on the Company's business, results of operations and cash flows.

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

RISKS ASSOCIATED WITH ACQUISITIONS BY THE COMPANY. As part of its growth strategy, the Company intends to continue to pursue the acquisition of companies that either complement or expand its existing business, as the Company did with its acquisitions of Rand, in October 1998; and Parallax, in November 1998; and ASL, in August 1999. The Company is continually evaluating potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and difficulties, including the expansion into new markets and business areas, the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, the integration of the acquired companies' management information systems with those of the Company, potential adverse short-term effects on the Company's operating results, the amortization of acquired intangible assets and the need to present a unified corporate image. In addition, acquisitions could result in the need to expend substantial amounts of cash. While the Company believes that it has sufficient funds to finance its operations for at least the next 12 months, to the extent that such funds are insufficient to fund the Company's activities, including any potential acquisitions, the Company may need to raise additional funds through public or private equity or debt financing or from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's shareholders and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional equity or debt financing will be available or that, if available, it can be obtained on terms favorable to the Company or its shareholders.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company's liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. A significant portion of the Company's liquid investments mature within 90 days or less of June 30, 1999, therefore, the Company believes that the market risk arising from its holdings of liquid investments is minimal.

All of the Company's long-term debt is at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. Because substantially all of the Company's long-term debt is due on September 30, 1999, the Company believes that the market risk arising from its long-term debt is minimal.

The Company derives a substantial portion of its revenue from international sales, principally through its international subsidiaries in France, Germany, Italy, Singapore, the United Kingdom and the Netherlands, and through a limited number of OEM customers and independent distributors, therefore, the Company faces exposure to adverse movements in foreign currency exchange rates. Sales made by the Company's foreign subsidiaries are generally denominated in the foreign country's currency with the exception of the Company's subsidiary in Singapore. Fluctuations in exchange rates between the U.S. dollar and other foreign currencies could materially affect the Company's financial condition and results of operations.

The Company does not hold or issue financial instruments for speculative purposes. From time to time, the Company enters into foreign currency forward contracts, typically against the Euro and British Pound to hedge payments and receipts of foreign currencies related to the purchase and sale of goods to international subsidiaries. There were no such contracts in place at June 30, 1999 and contracts purchased or sold to date have not been significant. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in Item 14 of this Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the Company's directors is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on October 27, 1999 (the "Proxy Statement").

The response to this item information required by this Item rregarding the Company's executive officers is submitted in incorporated by reference to IItem 4A of this Form 10-KReport.

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

         The following financial statements are filed as a part of this report:

                                                                                             PAGE
                                                                                             ----
      Consolidated Financial Statements at June 30, 1999 and 1998, and
        for each of the three years in the period ended June 30, 1999:

          Report of Independent Accountants                                                   40
          Consolidated Statements of Operations                                               41
          Consolidated Statements of Comprehensive Income (Loss)                              41
          Consolidated Balance Sheets                                                         42
          Consolidated Statements of Shareholders' Equity                                     43
          Consolidated Statements of Cash Flows                                               44
          Notes to Consolidated Financial Statements                                          45

         2.  FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts                                      62

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         3.  EXHIBITS

          EXHIBIT
          NUMBER                                               DESCRIPTION
          -------                                              -----------

            3.1         Restated Certificate of Incorporation. (1)
            3.2         Restated Bylaws. (2)
           10.1         Form of Indemnification Agreement for directors and officers. (1)
           10.2         1998 Stock Plan and form of agreement thereunder. (1)
           10.3         1998 Employee Stock Purchase Plan and forms of participation agreements thereunder. (1)
           10.3         1998 Employee Stock Purchase Plan and forms of participation agreements thereunder. (1)
           10.4         1998 Directors Stock Option Plan and form of agreement thereunder. (1)
           10.5         1994 Incentive Stock Option Plan. (1)
           10.6         1987 Restricted Stock Option Plan, as amended. (1)
           10.7         1984 Incentive Stock Option Plan, as amended. (1)
           10.8         Extended Systems Incorporated Employee Stock Ownership Plan. (1)
           10.9         Extended Systems Incorporated 401(k) Plan. (1)
           10.10        Convertible Subordinated Promissory Notes and Warrant Purchase Agreement among the
                        Company, Summit Ventures II, L.P. and Summit Investors II, L.P. dated September 30, 1992.
                        (1)
           10.10        Convertible Subordinated Promissory Notes and Warrant Purchase Agreement among the
                        Company, Summit Ventures II, L.P. and Summit Investors II, L.P. dated September 30,
                        1992.(1)
           10.11        Zero Coupon Convertible Subordinated Promissory Note dated September 30, 1992 issued to
                        Summit Ventures II, L.P. (1)
           10.11        Zero Coupon Convertible Subordinated Promissory Note dated September 30, 1992 issued to
                        Summit Ventures II, L.P.
           10.12        Zero Coupon Convertible Subordinated Promissory Note dated September 30, 1992 issued to
                        Summit Investors II, L.P. (1)
           10.13        Summit Investors II, L.P. Convertible Subordinated Promissory Note dated September 30,
                        1992 issued to Summit Ventures II, L.P. (1)
           10.14        Convertible Subordinated Promissory Note dated September 30, 1992 issued to Summit
                        Investors II, L.P. (1)
           10.15        Shareholders' Agreement among the Company, Gary Atkins, Charles M. Jopson, Douglas B.
                        Winterrowd, Ted L. Wimer, Steven Bolen, Summit Ventures II, L.P. and Summit Investors II,
                        L.P. dated September 30, 1992. (1)
           10.16        Sale, License and Noncompetition Agreement between the Company and Electronic Accessory
                        Specialist International, L.L.C. dated June 14, 1996, as amended. (1)
           10.17        OEM Purchasing Agreement between the Company and Apexx Technology, Inc. dated August 14,
                        1997. (1)
           10.18        Form of Distribution Agreement -- North America. (1)
           10.19        Form of Distribution Agreement -- Europe. (1)
           10.20        Registration Rights Agreement. (1)
           10.21        Employment Agreement between the Company and Steven D. Simpson. (1)
           10.22        Employment Agreement between the Company and Raymond A. Smelek. (1)
           10.23        Employment Agreement between the Company and Thomas C. White. (3)
           10.24        Employment Agreement between the Company and Holmes T. Lundt. (3)
           10.25        Employment Agreement between the Company and Scott J. Ritchie. (3)
           10.26        Employment Agreement between the Company and Bradley J. Surkamer *
           10.27        Employment Agreement between the Company and Karla K. Rosa *



          21.1          List of Subsidiaries of the Registrant. (1)
          23.1          Consent of Independent Accountants. *
          27.1          Financial Data Schedule. *

         ----------

         (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-42709) filed with the Commission on March 4, 1998.

         (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1998.

         (3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission on February 16, 1999.

         *     Filed herewith.

(b)      REPORTS ON FORM 8-K

         Not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Extended Systems Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 37 present fairly, in all material respects, the financial position of Extended Systems Incorporated and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 37 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Boise, Idaho
July 26, 1999 except as to
the Subsequent Event note,
the date of which is
August 4, 1999, and the
Long-Term Debt note,
the date of which
is August 25, 1999

EXTENDED SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1999             1998              1997
                                                        -------------   ---------------   --------------
Net revenue                                                $  50,689         $  50,004        $  39,535
Cost of net revenue                                           25,109            20,710           15,287
                                                        -------------   ---------------   --------------
      Gross profit                                            25,580            29,294           24,248
Operating expenses:
   Research and development                                    6,883             6,351            5,259
   Acquired in-process research and development                  758                 -                -
   Marketing and sales                                        15,930            13,838           10,802
   General and administrative                                  3,337             3,222            2,879
                                                        -------------   ---------------   --------------
      Income (loss) from operations                           (1,328)            5,883            5,308
Other expense, net                                               113                78              494
Interest expense                                                 713               692              629
                                                        -------------   ---------------   --------------
      Income (loss) before income taxes                       (2,154)            5,113            4,185
Income tax provision (benefit)                                  (692)            1,815            1,509
                                                        -------------   ---------------   --------------
      Net income (loss)                                    $  (1,462)        $   3,298        $   2,676
                                                        -------------   ---------------   --------------
                                                        -------------   ---------------   --------------

Earnings (loss) per share:
      Basic                                                $   (0.17)        $    0.45         $   0.39
      Diluted                                              $   (0.17)        $    0.44         $   0.38

Number of shares used in per share calculation:
      Basic                                                    8,409             7,303            6,870
      Diluted                                                  8,409             7,577            7,133

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS)

                                                            1999             1998              1997
                                                        -------------   ---------------   --------------
Net income (loss)                                          $  (1,462)        $   3,298        $   2,676
Other comprehensive loss:
     Translation loss                                           (225)              (53)            (123)
                                                        -------------   ---------------   --------------
            Comprehensive income (loss)                    $  (1,687)        $   3,245        $   2,553
                                                        -------------   ---------------   --------------
                                                        -------------   ---------------   --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             1999                    1998
                                                                      --------------------    -------------------
ASSETS
Current:
    Cash and cash equivalents                                            $      9,668           $     15,006
    Short-term investments                                                      3,001                      -
    Accounts receivable, net of $218 and $319
       allowance for doubtful accounts                                          9,778                  8,357
    Income taxes receivable                                                       664                      -
    Other receivables                                                           1,147                    419
    Inventories:
       Purchased parts                                                          2,060                  1,558
       Work in process                                                            860                    348
       Finished goods                                                           2,097                  4,076
    Prepaids and other                                                            945                    737
    Deferred income taxes                                                         584                      -
                                                                      --------------------    -------------------
       Total current assets                                                    30,804                 30,501
Property and equipment, net                                                     8,300                  8,586
Intangibles, net                                                                1,402                     46
Other assets                                                                      293                  1,014
                                                                      --------------------    -------------------
       Total assets                                                      $     40,799           $     40,147
                                                                      ====================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current:
    Accounts payable                                                     $      4,609           $      3,586
    Accrued payroll and related benefits                                        1,297                  1,478
    Income taxes payable                                                            -                    505
    Current portion of long-term debt                                           8,206                    235
                                                                      --------------------    -------------------
       Total current liabilities                                               14,112                  5,804
Long-term debt                                                                     67                  7,617
Deferred income taxes                                                              25                    134
                                                                      --------------------    -------------------
       Total liabilities                                                       14,204                 13,555
                                                                      --------------------    -------------------

Shareholders' equity:
    Common stock; $0.001 par value per share,
       75,000,000 shares authorized; 8,599,865 and
       8,252,393 shares issued and outstanding                                      9                      8
    Additional paid-in capital                                                 12,015                 10,847
    Retained earnings                                                          15,525                 16,987
    Deferred compensation                                                        (553)                (1,074)
    Accumulated other comprehensive loss                                         (401)                  (176)
                                                                      --------------------    -------------------
       Total shareholders' equity                                              26,595                 26,592
                                                                      --------------------    -------------------
       Total liabilities and shareholders' equity                        $     40,799           $     40,147
                                                                      ====================    ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30,1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                                     ACCUMULATED
                                            COMMON STOCK    ADDITIONAL             TREASURY STOCK                       OTHER
                                         ------------------  PAID-IN    RETAINED -------------------   DEFERRED     COMPREHENSIVE
                                           SHARES    AMOUNT  CAPITAL    EARNINGS  SHARES    AMOUNT   COMPENSATION       LOSS
                                         ----------- ------ --------- ---------   --------  --------- ------------  -------------
Balance at June 30, 1996                   6,607,767  $   7  $    913  $ 11,684    137,542  $ (1,003)   $    (79)    $     -
   Net income                                      -    -         -       2,676        -         -            -            -
   Translation adjustment                          -    -         -         -          -         -            -           (123)
   Treasury stock purchased, at cost               -    -         -         -       20,699       (158)        -            -
   Employee stock plans                            -    -         (18)     (163)   (17,499)       173         -            -
   Pooling of interests                      267,047    -        (797)      -     (132,953)       945         -            -
   Compensatory options                            -    -       1,084       -          -         -          (923)          -
   Counterpoint distribution                       -    -         -        (193)       -         -            -            -
                                        ------------ ------ --------- ---------   --------  --------- ------------  -------------

Balance at June 30, 1997                   6,874,814      7     1,182    14,004      7,789        (43)    (1,002)         (123)
   Net income                                      -    -         -       3,298        -         -            -            -
   Translation adjustment                          -    -         -         -          -         -            -            (53)
   Stock issued                            1,298,880      1     8,563       -       (1,120)       12          -            -
   Treasury stock purchased, at cost               -    -         -         -       27,995      (205)         -
   Employee stock plans                       78,699    -         288       (55)   (34,664)      236          -            -
   Compensatory options                            -    -         814      (260)        -         -          (72)          -
                                        ------------ ------ --------- ---------   --------  --------- ------------  -------------

Balance at June 30, 1998                   8,252,393      8    10,847    16,987        -         -        (1,074)         (176)
   Net loss                                        -    -         -      (1,462)       -         -            -            -
   Translation adjustment                          -    -         -         -          -         -            -           (225)
   Stock issued                              104,998      1       734       -          -         -            -            -
   Treasury stock purchased, at cost               -    -         -         -       (5,400)       (43)        -            -
   Employee stock plans                      242,474    -         744       -        5,400         43         -            -
   Compensatory options                            -    -        (310)      -          -         -           521           -
                                        ------------ ------ --------- ---------   --------  --------- ------------  -------------

Balance at June 30, 1999                   8,599,865  $   9  $ 12,015  $ 15,525        -    $    -      $   (553)    $    (401)
                                        ============ ====== ========= =========   ========  ========= ============  =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS)

Extended Systems Incorporated
Statement of Cash Flows

                                                            1999       1998       1997
                                                          ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ (1,462)  $  3,298   $  2,676
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Depreciation and amortization                            1,617      1,229      1,123
    Acquired research and development                          758          -          -
    Accretion of discount on long-term debt                    656        598        546
    Stock option compensation                                  211        482        160
    Provision for write-down of inventory                    1,653        395        278
    Provision for bad debts                                    341        118         34
    Provision for deferred income taxes                       (694)       (99)      (354)
    Other                                                      103         20        219
    Changes in assets and liabilities, net of:
        effect of acquisitions:
      Receivables                                           (1,752)    (2,166)    (2,655)
      Inventories                                             (531)    (2,505)         -
      Prepaids and other assets                               (544)         4       (499)
      Payables                                                (553)     1,362      1,137
                                                          ---------  ---------  ---------
       Net cash provided (used) by operating activities       (197)     2,736      2,665
                                                          ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (1,055)    (2,393)    (2,003)
  Sales of available-for-sale securities                     5,979          -          -
  Maturities of available-for-sale securities                  750          -          -
  Purchases of available-for-sale securities                (9,730)         -          -
  Issuance of notes receivable                                (330)      (824)         -
  Acquisitions:
    Rand Software Corporation, net of cash acquired           (686)         -          -
    Parallax Research Pte., net of cash acquired              (437)         -          -
  Other investing activities                                    51         13         54
                                                          ---------  ---------  ---------
          Net cash used by investing activities             (5,458)    (3,204)    (1,949)
                                                          ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                   636     10,097         64
  Payments on long-term debt                                  (262)      (165)         -
  Proceeds from the issuance of long-term debt                   -        210        513
  Financing costs relating to stock issuance                     -     (1,098)         -
  Other financing activities                                    39       (172)      (345)
                                                          ---------  ---------  ---------
          Net cash provided by financing activities            413      8,872        232

  Effect of exchange rate changes on cash                      (96)       (19)       (56)
                                                          ---------  ---------  ---------
  Net increase (decrease) in cash and cash equivalents      (5,338)     8,385        892
CASH AND CASH EQUIVALENTS:
  Beginning of period                                       15,006      6,621      5,729
                                                          ---------  ---------  ---------
  End of period                                           $  9,668   $ 15,006   $  6,621
                                                          =========  =========  =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Extended Systems Incorporated Printing Solutions segment provides printer connectivity solutions in network and non-network computer environments. The Mobile Information Management segment includes both universal mobile connectivity and mobile data management products that enable mobile users to access, synchronize, collect, and retrieve information on demand.

BASIS OF PRESENTATION. The consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1999 presentation. Tabular amounts are in thousands, except years, percentages and per share amounts.

CURRENCY TRANSLATION. The Company's international subsidiaries use their local currency as their functional currency. The Company translates assets and liabilities of international subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date. Gains and losses from this translation process are reflected as a component of comprehensive income or loss. Revenue and expenses are translated into U.S. dollars using the average exchange rate for the period. The Company recognized net currency exchange losses of $97,000, $83,000 and $275,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

EARNINGS OR LOSS PER SHARE. Basic earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if the potential dilutive common shares had been issued. Diluted earnings or loss per share computations exclude stock options and potential shares for convertible debt to the extent that their effect would have been antidilutive.

REVENUE on hardware products is recognized when products are shipped to customers, including when products are shipped to distributors and resellers, net of an allowance for estimated product returns. As a result of the exit from the mechanical port replicator business in December 1998, net revenue for the year ended June 30, 1999 includes port replicator returns and a provision for port replicator returns totaling $1.0 million.

Revenue earned under software license agreements is recognized when there is persuasive evidence of a contract, software has been delivered to the customer and accepted, payment is due within 12 months, collectibility is probable and there are no significant obligations remaining. The Company defers revenue for material post contract customer support and extended technical support, which is amortized over the support period, generally 12 months.

RESEARCH AND DEVELOPMENT COSTS are expensed as incurred.

ADVERTISING COSTS are expensed as incurred.

COMPREHENSIVE INCOME OR LOSS. As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires the Company to disclose accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders' equity.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK. Cash equivalents are highly liquid investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, short-term investments, receivables and debt are considered to be reasonable approximations of their fair values. Such estimates of fair value were made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instrument." The fair value estimates were based on market information available to management as of June 30, 1999. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts.

From time to time, the Company enters into foreign currency forward contracts, typically against the Euro and British Pound, to hedge payments and receipts of foreign currencies related to the purchase and sale of goods to international subsidiaries. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. There were no such contracts in place at June 30, 1999. The Company does not hold or issue financial instruments for speculative purposes.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, short-term investments and trade accounts receivable. Cash balances held in financial institutions may, at times, exceed federally insured amounts. The Company invests cash through high-credit-quality financial institutions and, by policy, limits the concentration of credit exposure by restricting investments with any single obligor. A concentration of credit risk may exist with respect to trade accounts receivable, as primarily all customers are North American, European and Asian distributors and manufacturers of computer equipment. The Company performs ongoing credit evaluations on customers and generally does not require collateral. The Company has not experienced significant losses related to receivables.

INVENTORIES are valued at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market. The cost of net revenue for the year ended June 30, 1999, includes a provision for write-down of port replicator inventory of $1.4 million.

PROPERTY AND EQUIPMENT are stated at cost and depreciated using the straight-line method over estimated useful lives of 7 to 15 years for land improvements, 7 to 40 years for buildings, 3 to 5 years for computer equipment and 5 to 10 years for furniture and fixtures. Depreciation and amortization of property and equipment were $1,402,000 in 1999, $1,142,000 in 1998 and $935,000 in 1997. The net book value of property and equipment retired or otherwise disposed of is removed from the Company's books and the net gain or loss is included in the determination of the results of operations.

INTANGIBLE ASSETS consist primarily of purchased technology and the cost in excess of fair value of the net assets of companies acquired in purchase transactions and are carried at cost less accumulated amortization. Intangible assets are being amortized over useful lives of 5 years using the straight-line method. Accumulated amortization of intangibles was $356,000 and $140,000 as of June 30, 1999 and 1998, respectively.

DEFERRED INCOME TAXES are recognized currently for the tax consequences in future years of temporary differences between the tax and financial reporting bases of assets and liabilities at the enacted tax rates and tax loss and credit carryforwards. The provision for income taxes includes taxes payable for the period and the change during the period in deferred income taxes.

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under current operations, adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations and financial position. SFAS No. 133 is effective for the Company's fiscal year ending June 30, 2001.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. Adoption is not expected to have a material effect on the Company's results of operations or financial position. SOP 98-1 is effective for financial statements for Company's fiscal year ending June 30, 2000.

SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and noncash activities were as follows for the years ended June 30:

                                         1999         1998         1997
                                      -----------  -----------  -----------
Income taxes paid, net of refunds      $   1,085    $   1,504    $   1,891
Stock issued in business combination         735            -            -
Deferred compensation                       (310)         554        1,084
Interest paid                                 83           82           64

BUSINESS COMBINATIONS

In October 1998, the Company acquired all of the outstanding stock of Rand Software Corporation ("Rand") for $710,000 in cash and 104,998 shares of Common Stock valued at $735,000. In November 1998, the Company acquired a controlling interest in Parallax Research, Pte. ("Parallax") for $347,000 in cash and by assuming $375,000 in debt and, in May 1999, acquired the remaining outstanding stock of Parallax for $91,000 in cash. These transactions were accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and, accordingly, the results of operations of both companies have been included in the consolidated statement of operations since the acquisition dates. Pro forma results of operations have not been presented since the effects of these acquisitions were not material for the periods presented.

Rand is the developer of Harmony, a data synchronization software for mobile devices such as Windows CE Handheld PCs and Palm-size computers. This synchronization technology allows mobile devices to update and exchange data with enterprise applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes and Symantec Act!. Parallax develops infrared connectivity products primarily for sale to Original Equipment Manufacturers ("OEMs") and manages the Company's relationship with its manufacturers in Asia.

A summary of the net assets acquired at the date of the acquisitions, as determined in accordance with APB 16, is as follows:

Net working capital                                          $        (146)
Property and equipment                                                 114
Developed technology, goodwill and other intangibles                 1,532
Acquired in-process research and development                           758
                                                            ---------------
                                                             $       2,258
                                                            ===============

Valuation of the intangible assets acquired from Rand and Parallax, including acquired in-process research and development, developed technology and goodwill was determined by independent appraisers. Management, based upon such independent appraisals, estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $758,000. The amount allocated to acquired in-process research and development was expensed as a charge to operations in the second quarter of 1999.

Such appraisers determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from such projects were based on estimates made by the Company's management and excluded amounts expected to result from existing products and technologies. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. Management based the estimated cost of net revenue and estimated operating expenses on the Company's cost structure and that of comparable companies.

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 25% to 35%. The discount rates were based on various factors such as lack of operating history, aggressive projections for certain products, reliance on OEM customers, management depth and product diversification.

The Company used acquired in-process research and development from Parallax to develop new products using developing Fast IR technology standard. A product being developed for an OEM customer, used in a printer-based product, accounted for a substantial majority of the acquired in-process research and development from Parallax. All projects in process at the time of the acquisition were completed in 1999 at an estimated cost of $58,000.

Rand's research and development in-process on the date of the acquisition related to a server-based data synchronization software product that was estimated to be approximately 14% complete and would require an estimated $464,000 and 38 man-months of time to complete. Development in-process at the time of the acquisition of Rand was subsequently utilized to develop a web-based synchronization product and will continue to be incorporated into additional Mobile Information Management products, including products complementary to the server-based product acquired with Advance Systems Limited in August 1999.

On April 23, 1997, Counterpoint Systems Foundry, Inc. ("Counterpoint") merged with the Company through the issuance of 400,000 shares of the Company's Common Stock in exchange for all of the outstanding common stock of Counterpoint. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements include Counterpoint for 1997:

                                      EXTENDED
                                      SYSTEMS     COUNTERPOINT    COMBINED
                                     ----------  --------------  ----------

For the period July 1, 1996 through
     April 30 1997 (unaudited):
        Net revenue                  $ 30,850       $   799      $ 31,649
        Net income                      2,272            52         2,324

SHORT-TERM INVESTMENTS

Securities classified as available-for-sale are stated at amortized cost, which approximates fair value, and securities classified as held-to-maturity are stated at amortized cost. At June 30, 1999, short-term investments were as follows:

Available-for-sale securities:
         U.S. Governement agency                           $  2,001
         State and local government                           1,000
                                                      --------------
                                                              3,001
                                                      --------------
Held-to-maturity securities:
         Municipal                                            1,650
         U.S. Government agency                               3,979
                                                      --------------
                                                              5,629
                                                      --------------
Total investments                                             8,630
Less cash equivalents                                        (5,629)
                                                      --------------
         Short-term Investments                            $  3,001
                                                      ==============

The Company recognizes gains and losses based on specific identification of the securities that comprise the investment balance. As of June 30, 1999, securities classified as available-for-sale mature within 10 years and securities classified as held-to-maturity mature within 60 days.

PROPERTY AND EQUIPMENT

Property and equipment at June 30 consists of the following:

                                                       1999           1998
                                                   -------------   ------------
Land and land improvements                              $   949        $   936
Buildings                                                 6,400          6,396
Computer equipment                                        5,036          4,160
Furniture and fixtures                                    1,900          1,642
                                                   -------------   ------------
                                                         14,285         13,134
Less accumulated depreciation                            (5,985)        (4,548)
                                                   -------------   ------------
                                                        $ 8,300        $ 8,586
                                                   =============   ============

LEASES

The Company leases certain office space and equipment. Total lease expense was $226,000 in 1999, $209,000 in 1998 and $172,000 in 1997. The minimum future lease commitments for all operating leases are $274,000 in 2000, $289,000 in 2001, $274,000 in 2002, $276,000 in 2003, $281,000 in 2004, $230,000 in 2005 and
$908,000 thereafter.

LONG-TERM DEBT

Long-term debt consists of the following as of June 30:

                                                                      1999             1998
                                                                  --------------   -------------
Zero coupon convertible subordinated
          promissory notes due September 1999                          $  7,451         $ 6,795
10% convertible subordinated promissory
          notes due September 1999                                          500             500
Capitalized lease obligation payable in
          monthly installments through September
          2000, interest imputed at 7.66%                                   322             557
                                                                  --------------   -------------
                                                                          8,273           7,852
Less current portion                                                     (8,206)           (235)
                                                                  --------------   -------------
                                                                        $    67        $  7,617
                                                                  ==============   =============

The cost of computer equipment that was pledged as collateral under the capital lease was $723,000 as of June 30, 1999 and 1998. The accumulated depreciation was $268,000 and $120,000 as of June 30, 1999 and 1998, respectively.

Aggregate maturities of long-term debt are as follows for the year ended June
30:

                                           ZERO                INTEREST            CAPITAL
                                       COUPON NOTES         BEARING NOTES           LEASE
                                    -------------------   -------------------    -------------
2000                                       $     7,625           $       500          $   271
2001                                                 -                     -               68
Less interest and discount                        (174)                    -              (17)
                                    -------------------   -------------------    -------------
                                          $      7,451           $       500          $   322
                                    ===================   ===================    =============

The zero coupon promissory notes were issued on September 30, 1992 for $4,000,000, have a maturity value in September 1999 of $7,625,000 and may be converted at any time at the option of the holders into a total of 495,810 shares of Common Stock. If held to maturity, the promissory notes will yield 9.25%.

The 10% promissory notes were issued September 30, 1992 and may be converted at any time prior to maturity in September 1999 at the option of the holders into a total of 61,977 shares of Common Stock. Interest is paid annually in arrears.

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

The Company has an uncollateralized bank revolving line of credit which was increased from $5 million to $10 million effective June 30, 1999 that expires on October 31, 2000. Interest on borrowings is at the lender's prime rate minus 1%. There were no borrowings under this line as of June 30, 1999 or 1998.

The lease agreement and line of credit require the Company to maintain certain financial ratios. Although the Company was not in compliance with one of the covenants at June 30, 1999, the Company obtained a waiver of the covenant requirement from the lender.

SHAREHOLDERS' EQUITY

In connection with the issuance of the subordinated promissory notes, the Company reserved 557,787 shares of Common Stock for issuance upon conversion of the notes.

The Company has three incentive stock option plans, adopted in 1984, 1994, and 1998. Regular employees are eligible for options under these plans. Options granted before December 24, 1997 generally vest 20 percent per year over a period of five years from the date of grant. Options granted December 24, 1997 and after generally vest over a period of four years vesting 25 percent the first year and 1/48 per month thereafter. The exercise price generally is equal to the fair market value of the Company's Common Stock on the date of grant or at a price determined by the Directors of the Company. For the 1984 and 1994 plans, unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee of the Company. Options granted under the 1998 plan generally lapse ten years after issuance or 90 days after the option holder ceases to be an employee of the Company. Shares available for grant under these plans totaled 798,896 at June 30, 1999.

The Company also has a restricted stock option plan, adopted in 1987. Regular, full-time employees and directors of the Company were eligible for options under this plan. Terms of the options are determined at the date of grant. Unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee or director of the Company. Unearned compensation related to these options is recorded at the date of the award based on the market value of the shares and is amortized over the periods during which the restrictions lapse. The plan terminated in September 1997.

The Company adopted a director stock plan in 1998. Directors of the Company are eligible for options under this plan. Options are granted at fair market value of the Common Stock on the grant date. An initial grant of 15,000 shares per director will vest over a period of three years vesting one third the first year and 1/36 per month thereafter. Subsequent grants of 7,500 shares will be automatically granted to directors each year provided that such directors have served on the Board for at least 6 months. These subsequent options will vest in full on the first anniversary date of the date of grant. Unexercised options lapse ten years after issuance or upon the date the option holder ceases to be a director of the Company. Shares available for grant under this plan totaled 182,500 at June 30, 1999.

The Company adopted an employee stock purchase plan in 1998. The plan is implemented by 24-month offering periods beginning on June 30 and December 31 each year. Each offering period contains up to four purchase periods of six months duration. The purchase plan generally permits eligible employees to purchase Common Stock through payroll deductions of up to 15% of an employee's compensation, except that no participant's right to purchase shares may accrue at a rate that exceeds $25,000 each calendar year. The price of stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock on the first day of an offering period or the last day of each six-month purchase period. Employees may end their participation at any time during a purchase period, and they will be paid their payroll deduction to date. Shares available for purchase under this plan totaled 570,591 at June 30, 1999.

Stock option activity is summarized as follows:

                               WEIGHTED-
                                AVERAGE
                             EXERCISE PRICE      OUTSTANDING     EXERCISABLE
                            -----------------  --------------- ---------------
JUNE 30, 1996                      $8.31            1,927,023       1,043,832

       Granted                      5.04              399,426          -
       Became exercisable                              -              300,629
       Exercised                    4.49              (12,500)        (12,500)
       Canceled/expired             4.03             (123,892)        (44,633)
                                               --------------- ---------------
JUNE 30, 1997                       7.74            2,190,057       1,287,328

       Granted                      7.90              441,552           -
       Became exercisable                              -              319,436
       Exercised                    3.54              (86,032)        (86,032)
       Canceled/expired             5.89             (210,731)        (46,166)
                                               --------------- ---------------
JUNE 30, 1998                       8.09            2,334,846       1,474,566
                                               --------------- ---------------
       Granted                      5.07              805,789           -
       Became exercisable                               -             310,905
       Exercised                    2.33             (144,904)       (144,904)
       Canceled/expired             6.47             (196,645)       (113,989)
                                               --------------- ---------------
JUNE 30, 1999                       7.64            2,799,086       1,526,578
                                               =============== ===============

The weighted-average remaining contractual life of options outstanding at June 30, 1999 was 6.6 years. The weighted-average per share exercise price of options exercisable at June 30, 1999, 1998 and 1997 was $8.95, $8.59 and $8.36,
respectively.

                                          OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                      --------------------------------------------------------------   ------------------------------------
                                                                     WEIGHTED-
      RANGE                                   WEIGHTED-               AVERAGE                                WEIGHTED-
    OF EXERCISE           NUMBER OF            AVERAGE               REMAINING            NUMBER OF           AVERAGE
      PRICES               SHARES          EXERCISE PRICE        CONTRACTUAL LIFE           SHARES         EXERCISE PRICE
--------------------  ----------------  --------------------  ----------------------   ---------------  -------------------
 $ 0.15  - $  0.15            20,770         $  0.15                    7.7 years           20,770             $  0.15
   4.13  -    6.15           860,417            4.80                    7.6                243,922                5.63
   6.19  -    8.88         1,074,302            7.63                    7.5                447,024                7.97
   9.41  -   12.45           843,597           10.72                    4.3                814,862               10.71
                      ----------------                                                 ---------------
                           2,799,086                                                     1,526,578
                      ================                                                 ===============

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date as prescribed by SFAS No.123, net income or loss would have changed to the pro forma amounts indicated below:

                                                   1999            1998            1997
                                               -------------   -------------    ------------
As reported:
    Net income (loss)                             $  (1,462)       $  3,298         $ 2,676
    Earnings (loss) per share:
         Basic                                        (0.17)           0.45            0.39
         Diluted                                      (0.17)           0.44            0.38
Pro forma:
    Net income (loss)                                (2,451)          2,972           2,573
    Earnings (loss) per share:
         Basic                                        (0.29)           0.41            0.37
         Diluted                                      (0.29)           0.39            0.36

The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model. The Company assumed no future dividends would be paid. The other weighted-average assumptions and the weighted-average fair values of stock options are as follows:

                                                            1999            1998            1997
                                                        -------------   -------------    ------------
Risk-free interest rate                                         4.8%            5.6%            6.2%
Volatility factor                                                69%             51%               -
Expected option life                                       7.4 years       7.5 years       7.4 years
Fair value at grant date:
             Exercise price equal to market price           $   5.08        $   7.62         $  8.04
             Exercise price less than market price          $      -        $  11.00         $  7.31

INCOME TAXES

The income tax provision or benefit consists of the following:

                                                     1999            1998            1997
                                                 -------------   -------------   -------------
      Current:
           Federal                                    $  (104)       $  1,695        $  1,625
           State                                          (27)            236             238
           Foreign                                        132               -               -
      Deferred:
           Federal                                       (409)            (82)           (264)
           State                                            9               2             (23)
           Foreign                                       (293)            (36)            (67)
                                                 -------------   -------------   -------------
            Income tax provision (benefit)            $  (692)       $  1,815        $  1,509
                                                 =============   =============   =============

The tax effects of temporary differences and carryforwards, which give rise to the net deferred tax asset or liability, are as follows as of June 30:

                                                            1999            1998
                                                        -------------   -------------
Accrued stock option compensation                             $   34         $   288
Foreign loss carryforwards                                       850             631
Inventory obsolescence                                           310             112
Foreign tax credits                                              133               -
Other                                                            396               -
                                                        -------------   -------------
     Deferred tax assets                                       1,723           1,031
                                                        -------------   -------------

Depreciation                                                     350             350
Deferred DISC income                                             218             291
Other                                                            596             524
                                                        -------------   -------------
     Deferred tax liabilities                                  1,164           1,165
                                                        ------------   --------------
          Net deferred tax asset (liability)                 $   559         $  (134)
                                                        =============   =============

The effective income tax rate varies from the federal statutory rate as follows:

                                                        1999             1998           1997
                                                     -------------   ------------   ------------
Federal tax rate                                        (34.0%)         34.0%          34.0%
States taxes, net of federal benefit                     (3.5)           3.2            3.3
Acquired in-process research and development             12.0            -              -
Foreign sales corporation                                (8.8)          (7.7)          (6.4)
Stock option compensation                                 3.5            3.2            0.4
Goodwill amortization                                     3.4            -              -
Research and experimental tax credit                     (2.3)          (0.3)           -
Other, net                                               (2.3)           3.1            4.8
                                                     -------------   ------------  -------------
          Effective income tax rate                     (32.0%)         35.5%          36.1%
                                                     =============   ============   ============

EARNINGS PER SHARE

Diluted earnings or loss per share computations exclude stock options and potential shares for convertible debt to the extent that their effect would have been antidilutive.

                                                                NET EFFECT            DILUTED
                                          BASIC EARNINGS        OF DILUTIVE           EARNINGS
                                            PER SHARE              STOCK             PER SHARE
                                        -------------------   ----------------    -----------------
                                                 (in thousands, except per share amounts)
For the year ended June 30, 1999:
    Net loss                                  $     (1,462)          -                 $    (1,462)
    Shares                                           8,409           -                       8,409
                                        -------------------                       -----------------
                                              $      (0.17)                            $     (0.17)
                                        ===================                       =================
For the year ended June 30, 1998:
    Net income                                 $     3,298           -                  $    3,298
    Shares                                           7,303          274                      7,577
                                        -------------------                       -----------------
                                               $      0.45                              $     0.44
                                        ===================                       =================
For the year ended June 30, 1997:
    Net income                                 $     2,676           -                  $    2,676
    Shares                                           6,870          263                      7,133
                                        -------------------                       -----------------
                                               $      0.39                              $     0.38
                                        ===================                       =================

BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information" in 1999. SFAS 131 establishes standards for reporting information about operating segments in financial statements, as well as information about geographic operations and major customers.

The Company's reportable segments have been determined by evaluating the Company's management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

The Company's Mobile Information Management ("MIM") segment includes both universal connectivity and data management solutions that enable mobile users to access, synchronize, collect, and retrieve information on demand. The Company's products in the MIM segment include wireless connectivity products, data synchronization software, virtual private network remote access servers, Internet access servers and database management systems with remote access capabilities. MIM products are sold primarily to OEM customers, application developers and computer resellers.

The Printing Solutions segment includes the Company's maturing network print server and non-network printer sharing product lines that are sold primarily through the Company's world-wide distribution channel to computer resellers and Fortune 1000 companies.

The Company's Other Products segment primarily includes the discontinued line of mechanical port replicator products.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. There are no intersegment sales. Segment operating results are measured based on income or loss from operations. The Company does not generally distinguish its assets by reportable segment. Depreciation expense and other indirect expenses are allocated to reportable segments using various methods such as percentage of square footage used to total square footage and percent of direct expense to total direct expenses.

Segment information is as follows for the years ended June 30:

                                                  1999             1998             1997
                                             ---------------  ---------------  ---------------
Net revenue:
    Printing Solutions                            $  25,415        $  31,244        $  31,028
    Mobile Information Management                    24,400           11,784            7,569
    Other products                                      874            6,976              938
                                             --------------   --------------   ---------------
         Total                                    $  50,689        $  50,004        $  39,535
                                             ===============  ===============  ===============
Income (loss) from operations:
    Printing Solutions                            $   2,462        $   6,970        $   6,342
    Mobile Information Management                      (287)            (789)            (744)
    Other products                                   (3,503)            (298)            (290)
                                             --------------   ---------------  ---------------
         Total                                    $  (1,328)       $   5,883        $   5,308
                                             ===============  ===============  ===============
Depreciation expense:
    Printing Solutions                             $    672         $    641         $    632
    Mobile Information Management                       650              395              287
    Other products                                       80              106               16
                                             --------------   ---------------  ---------------
         Total                                    $   1,402        $   1,142         $    935
                                             ===============  ===============  ===============

The MIM segment's loss from operations includes acquired in-process research and development charges of $758,000 recorded in the second fiscal quarter of 1999. Port replicator returns and a provision for port replicator returns totaling $1.0 million are included in net revenue and the loss from operations for other products for the second fiscal quarter of 1999. Also included in the other product loss from operations in the first and second fiscal quarters of 1999 are provisions for write-down of port replicator inventory of $300,000 and $1.1 million, respectively.

Sales to an OEM customer accounted for 13% of net revenue in 1999 and were primarily in the Mobile Information Management segment. Sales to a distributor accounted for 10%, 23% and 19% of the Company's net revenue in 1999, 1998 and 1997. Sales to a second distributor accounted for 11% of net revenue in 1998. Sales to both distributors were primarily in the Printing Solutions and other products segments.

Geographic revenue information is based on the location of the selling entity. Long-lived assets consist primarily of property and equipment and the geographic information on long-lived assets is based on the physical location of the assets at the end of each fiscal year.

Geographic data is as follows for the years ended June 30:

                                                        1999             1998             1997
                                                   ---------------  ---------------  ---------------
Net revenue:
  United States                                         $  25,455       $   37,119        $  29,125
  Germany                                                  13,729            9,748            7,525
  Singapore                                                 7,129              -                -
  Other countries                                           4,376            3,137            2,885
                                                   ---------------  ---------------  ---------------
       Total                                            $  50,689        $  50,004        $  39,535
                                                   ---------------  ---------------  ---------------
Long-lived assets:
  United States                                         $   9,336        $   8,557
  Germany                                                     233              139
  Other countries                                             178              114
                                                   ---------------  ---------------
       Total                                            $   9,747        $   8,810
                                                   ===============  ===============


DEFINED CONTRIBUTION PLAN

The Company established the Extended Systems Incorporated 401(k) Investment Plan, a defined contribution benefit plan, effective January 1991. All regular employees are eligible to participate. For all participants having completed six months of service, the Company makes dollar-for-dollar matching contributions to the participants' accounts up to a maximum of 3% of each participant's annual pretax compensation. The Company's contributions to the plan were $285,000 in 1999, $259,000 in 1998 and $200,000 in 1997.

QUARTERLY FINANCIAL DATA

Quarterly financial data is as follows for the quarters in the years ended June 30 (unaudited):


                                       FIRST           SECOND          THIRD           FOURTH
                                    -------------   -------------   -------------    ------------
1999
  Net revenue                           $ 13,543        $  9,259        $ 13,388        $ 14,499
  Gross profit                             7,726           3,561           7,517           6,776
  Net income (loss)                        1,050          (2,941)            377              52
  Earnings (loss) per share:
     Basic                                  0.13           (0.35)           0.04            0.01
     Diluted                                0.12           (0.35)           0.04            0.01
1998
  Net revenue                          $  11,152       $  12,131        $ 13,061        $ 13,660
  Gross profit                             6,723           7,169           7,520           7,882
  Net income                                 641             753             852           1,052
  Earnings per share:
     Basic                                  0.09            0.11            0.12            0.13
     Diluted                                0.09            0.10            0.11            0.13


SUBSEQUENT EVENT

On August 4, 1999, the Company completed an acquisition of all of the outstanding stock of Oval (1415) Limited ("Oval") pursuant to an acquisition agreement, dated as of August 4, 1999. Oval, based in Bristol, England, is the parent company of Advance Systems Limited, a developer of server-based synchronization software for portable computing devices and high-end cellular phones, and Zebedee Software Limited, a software consulting company. As consideration in the acquisition, the shareholders of Oval will receive $5.0 million in cash and 625,000 shares of the Company's Common Stock. The total purchase price is valued at approximately $8.5 million, including acquisition expenses. This transaction accounted for by the purchase method of accounting.

                                   SCHEDULE II

                          EXTENDED SYSTEMS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN THOUSANDS)



                                            BALANCE AT       CHARGED                          BALANCE AT
                                            BEGINNING       TO PROFIT       DEDUCTIONS           END
                                            OF PERIOD       AND LOSS        FROM ACCRUALS     OF PERIOD
                                           -------------   ------------   --------------------------------
Amount deducted in balance sheet
  from the asset to which it applies:

  Year ended June 30, 1999:

   Allowance for doubtful accounts        $  319          $  341           $   (442)         $  218
   Allowance for product returns              62           2,313             (2,274)            101
   Allowance for obsolete inventory          278           1,653             (1,107)            824

  Year ended June 30, 1998:
                                                                                                  -
   Allowance for doubtful accounts           207             118                (6)             319
   Allowance for product returns              61             867               (866)             62
   Allowance for obsolete inventory          238             395               (355)            278

  Year ended June 30, 1997:

   Allowance for doubtful accounts           223              34                (50)            207
   Allowance for product returns              39             967               (945)             61
   Allowance for obsolete inventory          218             278               (258)            238


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on September 24, 1999.

                                       Extended Systems Incorporated

                              By:      /s/  Steven D. Simpson
                                       ----------------------------------------
                                       Steven D. Simpson
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 24, 1999.

                  SIGNATURE                               TITLE

            /s/ Steven D. Simpson               President, Chief Executive
----------------------------------------------- Officer and Director
              Steven D. Simpson                 (Principal Executive Officer)

              /s/ Karla K. Rosa                 Vice President, Finance, and
----------------------------------------------- Chief Financial Officer
                Karla K. Rosa                   (Principal Financial and
                                                 Accounting Officer)

            /s/ Raymond A. Smelek               Director
-----------------------------------------------
              Raymond A. Smelek

                                                Director
-----------------------------------------------
               Gregory M. Avis

                                                Director
-----------------------------------------------
               John M.. Russell

              /s/ S. Scott Wald                 Director
-----------------------------------------------
                S. Scott Wald

          /s/ Douglas B. Winterrowd             Director
-----------------------------------------------
            Douglas B. Winterrowd