Form 10-Q
period 1999-09-30
EXTENDED SYSTEMS INC
filed 1999-11-15
CIK 1051490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO
                                                -----    -----

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

The number of shares outstanding of the registrant's Common Stock as of September 30, 1999 was 9,228,065.

===============================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----
         Item 1.  Financial Statements

                  Consolidated Statement of Operations
                  for the Three Months Ended September 30, 1999 and 1998                               1

                  Consolidated Statement of Comprehensive Income (Loss)
                  for the Three Months Ended September 30, 1999 and 1998                               1

                  Consolidated Balance Sheet
                  as of September 30, 1999 and June 30, 1999                                           2

                  Consolidated Condensed Statement of Cash Flows
                  for the Three Months Ended September 30, 1999 and 1998                               3

                  Notes to Consolidated Financial Statements                                           4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                            9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          24


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                   24

         Item 6.  Exhibits and Reports on Form 8-K                                                    24

SIGNATURE                                                                                             25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        ------------------------
                                                                            1999          1998
                                                                        -----------   ----------
Net revenue                                                              $   13,089   $   13,543
Cost of net revenue                                                           6,978        5,817
                                                                        -----------   -----------
Gross profit                                                                  6,111        7,726

Operating expenses:
   Research and development                                                   2,237        1,537
   Acquired in-process research and development                               2,365            -
   Marketing and sales                                                        4,164        3,603
   General and administrative                                                 1,055        1,048
   Amortization of goodwill and other intangibles                               170            -
                                                                        -----------   ----------
      Income (loss) from operations                                          (3,880)       1,538

Other income (expense), net                                                     (79)         266
Interest expense                                                               (178)        (188)
                                                                        -----------   ----------
Income (loss) before income taxes                                            (4,137)       1,616
Income tax provision (benefit)                                               (1,076)         566
                                                                        -----------   ----------
      Net income (loss)                                                 $    (3,061)  $    1,050
                                                                        ===========   ==========

Earnings (loss) per share:
      Basic                                                             $     (0.34)  $     0.13
      Diluted                                                           $     (0.34)  $     0.12
Number of shares used in earnings (loss) per share calculation:
      Basic                                                                   8,995        8,250
      Diluted                                                                 8,995        8,423


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        ------------------------
                                                                            1999          1998
                                                                        -----------   ----------
Net income (loss)                                                       $    (3,061)  $    1,050
Change in currency translation                                                    -         (366)
                                                                        -----------   ----------
Comprehensive income (loss)                                             $    (3,061)  $    1,416
                                                                        ===========   ==========


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

                                                            SEPTEMBER 30,               JUNE 30,
                                                               1999                       1999
                                                          ---------------           ---------------
ASSETS
Current:
    Cash and cash equivalents                             $         2,304           $         9,668
    Short-term investments                                              -                     3,001
    Accounts receivable, net                                        9,423                     9,778
    Income taxes receivable                                           932                       664
    Other receivables                                               1,062                     1,147
    Inventories:
      Purchased parts                                               1,994                     2,060
      Work in process                                                 340                       860
      Finished goods                                                2,088                     2,097
    Prepaids and other                                                951                       945
    Deferred income taxes                                             416                       584
                                                          ---------------           ---------------
      Total current assets                                         19,510                    30,804

Property and equipment, net                                         8,132                     8,300
Intangibles, net                                                    7,462                     1,402
Deferred income taxes                                                 602                         -
Other assets                                                          350                       293
                                                          ---------------           ---------------
      Total assets                                        $        36,056           $        40,799
                                                          ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current:
    Accounts payable and accrued expenses                 $         4,891           $         4,609
    Accrued payroll and related benefits                            1,614                     1,297
    Current portion of long-term debt                               2,957                     8,206
                                                          ---------------           ---------------
      Total current liabilities                                     9,462                    14,112

Long-term debt                                                          -                        67
Deferred income taxes                                                   -                        25
                                                          ---------------           ---------------
      Total liabilities                                             9,462                    14,204
                                                          ===============           ===============

Shareholders' equity:
    Common stock                                                        9                         9
    Additional paid-in capital                                     15,007                    12,015
    Retained earnings                                              12,465                    15,525
    Deferred compensation                                            (486)                     (553)
    Accumulated other comprehensive loss                             (401)                     (401)
                                                          ---------------           ---------------
      Total shareholders' equity                                   26,594                    26,595
                                                          ---------------           ---------------
      Total liabilities and shareholders' equity          $        36,056           $        40,799
                                                          ===============           ===============

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                            ---------------------------------
                                                                1999                 1998
                                                            -------------       -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            $         799       $         (87)
                                                            -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition:
       Oval (1415) Limited, net of cash acquired                   (5,286)                  -
    Purchase of property and equipment                               (188)               (341)
    Maturities of available-for-sale securities                     3,001                   -
    Purchase of available-for-sale securities                           -              (1,750)
    Issuance of notes receivable                                        -                (279)
    Other investing activities                                        (38)                 48
                                                            -------------       -------------
             Net cash used by investing activities                 (2,511)             (2,322)
                                                            -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on long-term debt                                     (8,227)                (77)
    Net borrowings under line of credit agreement                   2,575                   -
    Purchase of treasury stock                                          -                 (43)
    Other financing activities                                          -                  63
                                                            -------------       -------------
             Net cash used by financing activities                 (5,652)                (57)

    Effect of exchange rate changes on cash                             -                  90
                                                            -------------       -------------
    Net decrease in cash and cash equivalents                      (7,364)             (2,376)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                             9,668              15,006
                                                            -------------       -------------
    End of period                                           $       2,304       $      12,630
                                                            =============       =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Issuance of Common Stock in acquisition                 $       2,993       $           -

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Extended Systems Incorporated has two primary operating segments. The Mobile Information Management segment includes both universal mobile connectivity and mobile data management products that enable mobile users to access, synchronize, collect, and retrieve information on demand. The Printing Solutions segment provides printer connectivity solutions in network and non-network computer environments.

BASIS OF PRESENTATION. The unaudited consolidated financial statements include Extended Systems Incorporated and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, and their consolidated results of operations and cash flows. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the fiscal 2000 presentation. Tabular amounts are in thousands, except per share amounts.

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in the Company's 1999 Annual Report on Form 10-K.

CURRENCY TRANSLATION. The Company's international subsidiaries use their local currency as their functional currency with the exception of Parallax Research, Pte., which uses the U.S. dollar as its functional currency. The Company translates the assets and liabilities of international subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date. Gains and losses from this translation process are reflected as a component of comprehensive income or loss. Revenue and expenses are translated into U.S. dollars using the average exchange rate for the period. The Company recognized net currency exchange losses of $138,000 and $68,000 for the three months ended September 30, 1999 and 1998, respectively, primarily as a result of intercompany transactions.

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

(UNAUDITED)

EARNINGS (LOSS) PER SHARE. Diluted earnings or loss per share computations exclude stock options and potential shares for convertible debt to the extent that their effect would have been antidilutive.

                                                            BASIC               NET EFFECT             DILUTED
                                                        EARNINGS (LOSS)         OF DILUTIVE         EARNINGS (LOSS)
                                                          PER SHARE                STOCK               PER SHARE
                                                        ---------------       ---------------       ---------------
For the three months ending September 30, 1999:
    Net loss                                               $   (3,061)               -                   $   (3,061)
    Shares                                                      8,995                -                        8,995
       Loss per share                                      $    (0.34)                                   $    (0.34)

For the three months ending September 30, 1998:
    Net income                                             $    1,050                -                   $    1,050
    Shares                                                      8,250               173                       8,423
       Earnings per share                                  $     0.13                                    $     0.12

BUSINESS COMBINATIONS. In August 1999, the Company acquired of all of the outstanding stock of Oval (1415) Limited ("Oval") for $5.5 million in cash, including acquisition expenses, and 625,000 shares of the Company's Common Stock valued at $3.0 million. This transaction was accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and, accordingly, the results of operations of both companies have been included in the consolidated statement of operations since the acquisition dates.

Oval, based in Bristol, England, is the parent company of Advance Systems Limited ("ASL") and Zebedee Software Limited ("Zebedee"). ASL is a developer of server-based synchronization software for portable computing devices and high-end cellular phones that allows the update and exchange of data with enterprise applications such as Microsoft Exchange, Lotus Notes and ODBC-based corporate databases. Zebedee is a software consulting company. Substantially all of the net assets owned by, and operations of, the Oval consolidated group are attributable to ASL, therefore, the Company will refer to ASL herein when referring to net assets acquired in the acquisition.

A summary of the net assets acquired at the date of the acquisition, as determined in accordance with APB 16, is as follows:

Net working capital                                         $        112
Property and equipment                                                45
Developed technology, goodwill and other intangibles               5,971
Acquired in-process research and development                       2,365
                                                           -------------
                                                           $       8,493
                                                           =============

The following unaudited pro forma consolidated results of operations assume the Oval acquisition occurred at the beginning of each period.

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                            ---------------------------------
                                                                1999                 1998
                                                            -------------       -------------
Net revenue                                                 $      13,317       $      13,816
Net income (loss)                                                  (3,042)                950
Earnings (loss) per share:
     Basic                                                          (0.36)               0.11
     Diluted                                                        (0.36)               0.11

Valuation of the intangible assets acquired from ASL, including acquired in-process research and development, developed technology and goodwill was determined by independent appraisers. Management, based upon such independent appraisals, estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $2.4 million. The amount allocated to acquired in-process research and development was expensed as a charge to operations in the first quarter of fiscal 2000.

The appraisers determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from such projects were based on estimates made by the Company's management and excluded amounts expected to result from existing products and technologies. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. Management based the estimated cost of net revenue and estimated operating expenses on the Company's cost structure and that of comparable companies.

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 50% to 65%. The discount rates were based on various factors such as; the stage of completion at the acquisition date; the complexity of the work completed as of the acquisition date; costs incurred as of the valuation date; difficulties of completing the remaining development in a reasonable time; technical uncertainties of the remaining tasks; and the costs remaining to complete the projects.

The Company used a portion of the acquired in-process research and development to further enhance ASL's existing server-based synchronization technology by implementing a plug-in architecture. This type of design allows users and third party software providers to develop small software components that plug into the Company's XTNDConnect product and extends the range of applications supported by XTNDConnect. In September 1999, the Company implemented the first phase of this architecture with the release of XTNDConnect Version 2.2, which supports IBM's DB2 Everywhere 1.1 (DB2E) handheld relational database and Microsoft's ActiveX Data Object (ADO) interface, and provides other enhanced management tools. The acquired in-process research and development assigned to this project was valued at $951,000 as of the date of the acquisition. The Company incurred an estimated $69,000 to complete Version 2.2.

In November and December of 1999, the Company expects to release versions of XTNDConnect that support encryption, Lotus Notes/Domino R5 and Symbian's EPOC operating system. The acquired in-process research and development assigned to this project was valued at $1.2 million at the date of the acquisition. This project was approximately 60% complete at the time of the acquisition and was expected to require an additional $41,000 to complete.

The Company will use the remaining acquired in-process research and development to provide further enhancements to the architecture of its XTNDConnect product line, which at the time of the acquisition were only approximately 10-15% complete. The acquired in-process research and development assigned to this project was valued at $186,000 as of the date of the acquisition. The Company expects to incur an additional $123,000, from the date of the acquisition, to develop the in-process technology into a commercially viable product with the nature of the efforts principally relating to development and testing that is required to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The primary risk with the completion of this project is the overall scope and complexity. The Company expects to complete this project by May 2000.

If these products are not successfully developed, or are not developed on a timely basis, the Company's competitive position, business and results of operations may be adversely affected in future periods.

In October 1998, the Company acquired all of the outstanding stock of Rand Software Corporation ("Rand") for $710,000 in cash and 104,998 shares of Common Stock valued at $735,000. In November 1998, the Company acquired a controlling interest in Parallax Research, Pte. ("Parallax") for $347,000 in cash and by assuming $375,000 in debt and, in May 1999, acquired the remaining outstanding stock of Parallax for $91,000 in cash. These transactions were accounted for by the purchase method of accounting in accordance with APB 16. Pro forma results of operations have not been presented since the effects of these acquisitions were not material for the periods presented.

Rand was the developer of Harmony, a data synchronization software for mobile devices such as Windows CE Handheld PCs and Palm-size computers. This synchronization technology allows mobile devices to update and exchange data with enterprise applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes and Symantec Act! Parallax develops infrared connectivity products primarily for sale to Original Equipment Manufacturers ("OEMs") and manages the Company's relationship with its manufacturers in Asia.

A summary of the net assets acquired at the date of the acquisitions, as determined in accordance with APB 16, is as follows:


Net working capital                                         $       (146)
Property and equipment                                               114
Developed technology, goodwill and other intangibles               1,532
Acquired in-process research and development                         758
                                                            ------------
                                                            $      2,258
                                                            ============

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

The appraisers determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from such projects were based on estimates made by the Company's management and excluded amounts expected to result from existing products and technologies. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. Management based the estimated cost of net revenue and estimated operating expenses on the Company's cost structure and that of comparable companies.

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

Rand's research and development in-process on the date of the acquisition related to a server-based data synchronization software product that was estimated to be approximately 14% complete and would require an estimated $464,000 and 38 man-months of time to complete. Development in-process at the time of the acquisition of Rand was subsequently utilized to develop a web-based synchronization product and will continue to be incorporated into additional Mobile Information Management products, including products complementary to the server-based product acquired with ASL in August 1999.

BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS. The Company's reportable segments have been determined by evaluating the Company's management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

The Company's Mobile Information Management ("MIM") segment includes both universal mobile connectivity and mobile data management solutions that enable mobile users to access, synchronize, collect and retrieve information on demand. The Company's products in the MIM segment include wireless connectivity products, data synchronization software, virtual private network remote access servers, Internet appliances and database management systems with remote access capabilities. MIM products are sold primarily to OEM customers, application developers and computer resellers.

The Printing Solutions segment includes the Company's maturing network print server and non-network printer sharing product lines that are sold primarily through the Company's world-wide distribution channel to computer resellers and Fortune 1000 companies. Printing Solutions products are also sold to a number of OEM customers.

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

Segment information is as follows:

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              ----------------------------
                                                 1999              1998
                                              -----------      -----------
Net revenue:
     Mobile Information Management            $     8,485      $     4,486
     Printing Solutions                             4,579            8,011
     Other Products                                    25            1,046
                                              -----------      -----------
          Total                               $    13,089      $    13,543
                                              ===========      ===========
Income (loss) from operations:
     Mobile Information Management            $    (3,648)     $       642
     Printing Solutions                              (214)           1,448
     Other Products                                   (18)            (552)
                                              -----------      -----------
          Total                               $    (3,880)     $     1,538
                                              ===========      ===========

The MIM segment's loss from operations includes an acquired in-process research and development charge of $2.4 million in the first fiscal quarter of 2000 and amortization of goodwill and other intangibles of $301,000.

Sales to an OEM customer accounted for 22% and 13% of net revenue in the first fiscal quarter of 2000 and in fiscal 1999, respectively, and were primarily in the Mobile Information Management segment. Sales to a distributor accounted for 10% of the Company's net revenue in fiscal 1999 and were primarily in the Printing Solutions and Other Products segments.

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under current operations, adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations and financial position. SFAS No. 133 is effective for the Company's fiscal year ending June 30, 2001.

SUBSEQUENT EVENT. On October 28, 1999, Mobility Electronics, Inc. ("Mobility") filed suit against the Company and certain other parties in the Superior Court for Maricopa County, Arizona, seeking unspecified compensatory and punitive damages relating to an alleged breach of a contract between Mobility and the Company. The Company believes that Mobility's claims are without merit. However, litigation is inherently uncertain and there can be no assurance that the Company will prevail. As a result, the Company believes that there is a reasonable possibility of an unfavorable outcome. The Company is unable to estimate the magnitude of its exposure at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-Q, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE UNIT SALES AND AVERAGE SELLING PRICES OF PRINT SERVER PRODUCTS, FUTURE PRODUCT MIX, FUTURE OEM SALES, FUTURE EXPENSE LEVELS, FUTURE ACQUISITIONS, THE EFFECT OF THE YEAR 2000 ISSUE AND PENDING LITIGATION. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), INCLUDING THE 1999 ANNUAL REPORT ON FORM 10-K AND THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN FISCAL 2000. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998, UNLESS OTHERWISE INDICATED. ALL TABULAR DOLLAR AMOUNTS ARE PRESENTED IN THOUSANDS.

RESULTS OF OPERATIONS

                                    THREE MONTHS ENDED SEPTEMBER 30,
                             -----------------------------------------------
                                 1999            % CHANGE           1998
                             -----------------------------------------------
NET REVENUE                   $   13,089           -3.4%          $  13,543

Excluding $1.0 million in the first quarter of 1999 from the Company's discontinued mechanical port replicator business, net revenue increased $600,000 or 5% in the first quarter of 2000 from 1999. The increase in net was primarily the result of the Company's Mobile Information Management ("MIM") product lines, which grew 89% from the prior year. The increase in revenue from MIM products was offset by a decline in revenue from the Printing Solutions segment, which declined 43% from the first quarter of 1999.

The Company derives a substantial portion of its net revenue from international sales, principally from its international sales subsidiaries, a limited number of distributors and from original equipment manufacturer ("OEM") customers. Revenue from Asian customers was 31% of total revenue for the first quarter of 2000, compared to 13% for the first quarter of 1999. The increasing Asian revenue is primarily related to OEM sales to large multi-national companies who incorporate the Company's solutions into their products and sell their products worldwide. In the first quarter of 2000 and in fiscal 1999, total sales outside of North America represented 79% and 63%, of net revenue, respectively. The Company expects that international sales will continue to represent a substantial portion of net revenue in the foreseeable future, although such sales may vary as a percentage of total net revenue. International sales are subject to a number of risks, including changes in foreign government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuation in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing international operations and political and economic instability.

Several of the Company's products, in particular its ExtendNet print servers, JetEye IrDA products, infrared software and data synchronization software are sold to OEM customers, and the Company intends to continue to increase sales to OEM customers in the future, particularly with the MIM product lines. In the first quarter of 2000 and in fiscal 1999, OEM sales of MIM products and services to Hewlett-Packard Company accounted for 22% and 13% of the Company's total net revenue, respectively. Revenue from OEM sales is expected to fluctuate on a quarterly basis, as demand in the OEM market is difficult to predict and dependent on the timing of OEM projects and the effectiveness of the marketing efforts of OEM customers.

The Company markets and sells certain of its products through multiple indirect channels, primarily distributors and resellers. The Company supports its indirect channels with its own sales and marketing organization. The Company's largest distributor is Ingram Micro, Inc. ("Ingram Micro") and, in fiscal 1999, sales to Ingram Micro accounted for 10%, of the Company's net revenue and were primarily for Printing Solutions products. The Company provides price protection rights and limited product return rights for stock rotation to most of its distributors and resellers. The Company's distributors maintain inventory of the Company's products. Changes in inventory management policies at any of the Company's key distributors could have a material adverse effect on the Company's business and results of operations.

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

                                    THREE MONTHS ENDED SEPTEMBER 30,
                                -----------------------------------------
                                    1999        % CHANGE        1998
                                -----------------------------------------
GROSS PROFIT                     $    6,111      -20.9%       $   7,726
GROSS MARGIN                          46.7%                       57.0%

The decline in gross margin in the first quarter of 2000 from the same period last year is primarily the result of higher shipments of lower margin MIM hardware products to OEM customers and a shift in product mix in the Printing Solutions segment to lower priced and lower margin products.

The Company's cost of net revenue consists primarily of costs associated with components, out-sourced manufacturing of certain subassemblies, and in-house labor associated with assembly, testing, shipping and quality assurance. The Company's gross margin is affected by a number of factors, including product mix, competitive product pricing pressures, manufacturing costs, component costs, provisions for obsolete inventory and warranty costs. The Company expects that its gross margin for Printing Solutions products may continue to decline as a result of a continued shift in product mix toward lower priced products. The Company also expects that gross margin from the MIM segment will fluctuate due to shifts in mix between hardware and software products and the timing of non-recurring engineering revenue.

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------
                                         1999        % CHANGE         1998
                                     ------------------------------------------
RESEARCH AND DEVELOPMENT             $    2,237        45.5%       $   1,537
  as a % of net revenue                   17.1%                        11.3%

The increase in research and development in the first quarter of 2000 from the same period last year is the result of increased development for MIM products and the addition of engineering staff as the result of the Company's acquisitions of Oval (1415) Limited ("Oval") in August 1999, Rand Software Limited ("Rand") in October 1998 and Parallax Research, Pte. ("Parallax") in November 1998. This increase was offset, in part, by reduced personnel costs in the Printing Solutions segment.

The Company expects research and development expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------
                                         1999        % CHANGE         1998
                                     ------------------------------------------
MARKETING AND SALES                  $    4,164         15.6%     $   3,603
     as a % of net revenue                31.8%                       26.6%

The increase in marketing and sales expenses for the first quarter of 2000 from the same period last year was primarily due to increased personnel costs and promotional activities for the MIM product lines both domestically and at the Company's European subsidiaries. The increases were partially offset by decreased promotional activities associated with Printing Solutions product lines and the Other Products segment.

The Company expects marketing and sales expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------
                                         1999        % CHANGE         1998
                                     ------------------------------------------
GENERAL AND ADMINISTRATIVE           $    1,055       0.7%         $   1,048
  as a % of net revenue                    8.1%                         7.7%

The slight increase in general and administrative expense in the first quarter of 2000 from the same period last year was primarily attributable to increased administrative expenses in the MIM group subsequent to the acquisition of Parallax and Oval, offset by a decrease in compensation expense related to stock options.

The Company expects general and administrative expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------
                                         1999        % CHANGE         1998
                                     ------------------------------------------
INCOME TAX PROVISION (BENEFIT)       $   (1,076)     -290.1%       $    566
   as a % of income before taxes          26.0%                       35.0%

The change in the income tax benefit for the first quarter of 2000 from the same period in 1999 was primarily due to a net loss before income taxes. The change in the estimated effective tax rate is primarily the result of a valuation allowance to reflect the estimated amount of deferred tax assets arising from the Oval acquisition that may not be realized due to the expiration of tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax asset will be realized

RESULTS OF OPERATIONS BY SEGMENT

The Company's product offerings are classified into three segments; the Mobile Information Management segment, the Printing Solutions segment and the Other Products segment. The discussion below addresses the operating results attributable to each of the three product segments.

MOBILE INFORMATION MANAGEMENT SEGMENT

The Company's Mobile Information Management segment includes both universal mobile connectivity and mobile data management solutions that enable mobile users to access, synchronize, collect, and retrieve information on demand. The Company's products in the MIM segment include wireless connectivity products, data synchronization software, virtual private network remote access servers, Internet appliances and database management systems with remote access capabilities.

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------------
                                         1999         % CHANGE         1998
                                     -----------------------------------------
Net revenue                          $   8,485            89%       $   4,486
Income (loss) from operations           (3,648)         -668%             642

Net revenue from the MIM product lines grew 89% in the first quarter of 2000 from the same period last year and grew to 65% of the Company's total net revenue in the first quarter of 2000, up from 33% in the first quarter of 1999. The increase was due primarily to increased unit sales of OEM hardware products and, to a lesser extent, to increased sales of Internet appliance products, Advantage Database Server products and data synchronization software.

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

MIM products are sold primarily to OEM customers, application developers and computer resellers both directly and through the Company's e-commerce storefronts on the Internet. The Company expects to increase sales to OEM customers in the future; however, sales to OEM customers are difficult to predict and are expected to fluctuate from quarter to quarter based on the timing of the closure of OEM business and the effectiveness of OEM customers' marketing efforts.

The loss from operations for the MIM segment in the first quarter of fiscal 2000 is primarily the result of the acquired in-process research and development charge of $2.4 million from the Company's August 1999 acquisition of Oval and amortization of goodwill and other intangibles. The loss is also attributed to increases in the Company's spending for MIM research and development projects for both mobile data management and universal mobile connectivity products. The Company also increased its spending in marketing and sales for all MIM products both domestically and internationally.

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

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------------
                                         1999         % CHANGE         1998
                                     -----------------------------------------
Net revenue                          $    4,579         -43%         $   8,011
Income (loss) from operations              (214)       -115%             1,448

The decrease in net revenue for the first quarter of 2000 from the same period in the prior year was principally due to decreased unit sales of both network print server products and non-networked printer sharing products coupled with a decrease in the average selling prices caused by a shift in product mix to lower priced products.

Income (loss) from operations from the Printing Solutions segment decreased in the first quarter of 2000 from the prior year primarily due to decreased gross profit from both network print server and non-network printer sharing products as the Company continues to experience a shift in product mix to lower gross margin products. The decrease in gross profit was partially offset by a decrease in operating expenses as the Company shifts resources to support the MIM product lines.

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

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------
                                         1999           % CHANGE         1998
                                     --------------------------------------------
Net revenue                          $     25             -98%         $   1,046
Loss from operations                      (18)            -97%              (552)

BUSINESS COMBINATIONS

In August 1999, the Company acquired of all of the outstanding stock of Oval for $5.5 million in cash, including acquisition expenses and 625,000 shares of the Company's Common Stock valued at $3.0 million. This transaction was accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and, accordingly, the results of operations of Oval have been included in the consolidated statement of operations since the acquisition dates.

Oval, based in Bristol, England, is the parent company of Advance Systems Limited ("ASL") and Zebedee Software Limited ("Zebedee"). ASL is a developer of server-based synchronization software for portable computing devices and high-end cellular phones that allows the update and exchange of data with enterprise applications such as Microsoft Exchange, Lotus Notes and ODBC-based corporate databases. Zebedee is a software consulting company. Substantially all of the net assets owned by, and operations of, the Oval consolidated group are attributable to ASL, therefore, the Company will refer to ASL herein when referring to net assets acquired in the acquisition.

A summary of the net assets acquired at the date of the acquisition, as determined in accordance with APB 16, is as follows:


Net working capital                                        $        112
Property and equipment                                               45
Developed technology, goodwill and other intangibles              5,971
Acquired in-process research and development                      2,365
                                                           ------------
                                                           $      8,493
                                                           ============


Valuation of the intangible assets acquired from ASL, including acquired in-process research and development, developed technology and goodwill was determined by independent appraisers. Management, based upon such independent appraisals, estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $2.4 million. The amount allocated to acquired in-process research and development was expensed as a charge to operations in the first quarter of fiscal 2000.

The appraisers determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from such projects were based on estimates made by the Company's management and excluded amounts expected to result from existing products and technologies. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. Management based the estimated cost of net revenue and estimated operating expenses on the Company's cost structure and that of comparable companies.

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 50% to 65%. The discount rates were based on various factors such as; the stage of completion at the acquisition date; the complexity of the work completed as of the acquisition date; costs incurred as of the valuation date; difficulties of completing the remaining development in a reasonable time; technical uncertainties of the remaining tasks; and the costs remaining to complete the projects.

The Company used a portion of the acquired in-process research and development to further enhance ASL's existing server-based synchronization technology by implementing a plug-in architecture. This type of design allows users and third party software providers to develop small software components that plug into the Company's XTNDConnect product and extends the range of applications supported by XTNDConnect. In September 1999, the Company implemented the first phase of this architecture with the release of XTNDConnect Version 2.2, which supports IBM's DB2 Everywhere 1.1 (DB2E) handheld relational database and Microsoft's ActiveX Data Object (ADO) interface, and provides other enhanced management tools. The acquired in-process research and development assigned to this project was valued at $951,000 as of the date of the acquisition. The Company incurred an estimated $69,000 to complete Version 2.2.

In November and December of 1999, the Company expects to release versions of XTNDConnect that support encryption, Lotus Notes/Domino R5 and Symbian's EPOC operating system. The acquired in-process research and development assigned to this project was valued at $1.2 million at the date of the acquisition.This project was approximately 60% complete at the time of the acquisition and was expected to require an additional $41,000 to complete.

The Company will use the remaining acquired in-process research and development to provide further enhancements to the architecture of its XTNDConnect product line, which at the time of the acquisition were only approximately 10-15% complete. The acquired in-process research and development assigned to this project was valued at $186,000 as of the date of the acquisition. The Company expects to incur an additional $123,000, from the date of the acquisition, to develop the in-process technology into a commercially viable product with the nature of the efforts principally relating to development and testing that is required to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The primary risk with the completion of this project is the overall scope and complexity. The Company expects to complete this project by May 2000.

If these products are not successfully developed, or are not developed on a timely basis, the Company's competitive position, business and results of operations may be adversely affected in future periods.

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

Rand was the developer of Harmony, a data synchronization software for mobile devices such as Windows CE Handheld PCs and Palm-size computers. This synchronization technology allows mobile devices to update and exchange data with enterprise applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes and Symantec Act! Parallax develops infrared connectivity products primarily for sale to OEM customers and manages the Company's relationships with its manufacturers in Asia.

A summary of the total net assets acquired at the date of the acquisitions, as determined in accordance with APB 16 is as follows:


Net working capital                                         $       (146)
Property and equipment                                               114
Developed technology, goodwill and other intangibles               1,532
Acquired in-process research and development                         758
                                                            ------------
                                                            $      2,258
                                                            ============

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

The appraisers determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from such projects were based on estimates made by the Company's management. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. Management based the estimated cost of sales and estimated operating expenses on the Company's cost structure and that of comparable companies.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------
                                                             1999        % CHANGE         1998
                                                         ------------------------------------------
Net cash provided by (used by) operating activities       $     799       -1,018%       $   (87)

Historically, the Company has funded its operations primarily through cash generated from operations. The net cash provided by operations in the first quarter of 2000 was primarily a result of a decrease inventory and an increase in payables, offset in part by an increase in total receivables.

Accounts receivable decreased to $9.4 million at September 30, 1999 from $9.8 million at June 30, 1999. Days sales outstanding ("DSO") in receivables were 63 days at September 30, 1999 and 61 days at June 30, 1999. The Company expects that accounts receivable may increase as net revenue increases and as net revenue from OEM and international customers represent a higher percentage of the Company's total revenue.

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------
                                                             1999        % CHANGE         1998
                                                         ------------------------------------------
Net cash used by investing activities                     $   (2,511)       8%          $  (2,322)

Net cash used by investing activities in the first quarter of 2000 consisted largely of cash payments for the acquisition of Oval.

The Company currently plans to incur aggregate capital expenditures of approximately $1.5 million during 2000, primarily for system improvements, leasehold improvements, software and personal computers.

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------
                                                             1999        % CHANGE         1998
                                                         ------------------------------------------
Net cash used by financing activities                      $  (5,652)       9,816%         $  (57)

Net cash provided by financing activities in the first quarter of 2000 consisted primarily of payments on long-term debt.

The Company has an uncollateralized bank revolving line of credit of $10 million that expires on October 31, 2000. Interest on borrowings is at the lender's prime rate minus 1%. There were borrowings under this line at September 30, 1999 of $2.6 million. There were no borrowings under this line at June 30, 1999. The lease agreement and line of credit have restrictive covenants that require the Company to maintain certain financial ratios.

The Company believes that its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its acquisition, anticipated working capital, capital expenditures and debt payment requirements through 2000. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financing.

In addition to the Rand and Parallax acquisitions in 1999 and the Oval acquisition in the first fiscal quarter of 2000, the Company intends to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden its product lines and to provide more complete Mobile Information Management product offerings. The Company has no additional commitments or agreements with respect to any such transaction; however, the Company may acquire businesses, products or technologies in the future. There can be no assurance that the Company will not require additional financing in the future or, if the Company were required to obtain additional financing in the future, that sources of capital will be available on terms favorable to the Company, if at all.

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

From time to time, the Company enters into foreign currency forward contracts, typically against the Euro and British Pound to hedge payments and receipts of foreign currencies related to the purchase and sale of goods to international subsidiaries. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in minimal net exposure to the Company. The Company does not hold or issue financial instruments for speculative purposes. To the extent that the Company implements hedging activities in the future with respect to foreign currency transactions, there can be no assurance that the Company will be successful in such hedging activities.

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

The Company has successfully completed testing of current products and products under development and does not believe there is significant risk of noncompliance. There can be no assurance that certain previous releases of the Company's products, which are no longer under support, will prove to be Year 2000 compliant. Further information about the Company's products is available on its Year 2000 Internet web site at www.extendedsystems.com.

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

Based on the work done to date, the Company estimates the total cost to address the Year 2000 problem for its systems and products will approximate $60,000 of which an estimated $45,000 has been incurred to date. All costs have been and are included in existing operating budgets. At this time, the Company cannot reasonably estimate the potential impact on its financial position, results of operations and cash flows if internal systems are found to be non-compliant or if key suppliers, customers and other business partners do not become Year 2000 compliant on a timely basis.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

IN ADDITION TO THE RISK FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q, THE FOLLOWING ARE IMPORTANT FACTORS, WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

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

DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS. The Company's future results of operations will be highly dependent upon the success of recently introduced products, including newer versions of the XTNDConnect data synchronization software, the ExtendNet 4000 Internet Appliance, Advantage Database Server Version 5.5 with STREAMLINE SQL, and recently released ExtendNet print server products. Newly introduced products are subject to a number of risks, including failure to achieve market acceptance and poor product performance. The Company is unable to predict with any degree of certainty the rate of market acceptance of these newly introduced products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or refinement before they achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's business, results of operations and cash flows.

RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The markets for universal mobile connectivity and mobile data management solutions are still emerging, and there can be no assurance that they will continue to grow or that, even if the markets grow, the Company's products that address these markets will be successful. The Company's success in generating significant revenue in these evolving markets will depend upon, among other things, its ability to demonstrate the benefits of its technology to potential distributors, OEM customers and end users, to maintain and enhance its relationships with leading distributors and to expand successfully its distribution channels. The success of the Company's infrared and data synchronization products will rely, to a large degree, on the increased use of mobile devices including cellular phones and other handheld organizers and devices. The success of the ExtendNet 4000 Internet Appliance and ExtendNet VPN products will rely, to a large degree, on the increased use of the Internet by businesses as replacements for, or enhancements to, their private networks.

There can be no assurance that businesses will develop sufficient confidence in the Internet to deploy the Company's products to a significant degree. The inability of the Company to continue to penetrate the existing markets for universal mobile connectivity and mobile data management solutions or the failure of current markets to grow or new markets to develop or be receptive to the Company's products could have a material adverse effect on the Company's business, results of operations and cash flows. The emergence of markets for the Company's products will be affected by a number of factors beyond the Company's control. For example, the Company's products are designed to conform to certain standard infrared and networking specifications. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge that would be preferred by the Company's customers. In addition, there can be no assurance that infrared technology itself will be adopted as the standard or preferred technology for wireless connectivity or that manufacturers of personal computers will elect to bundle the infrared technology in their products. The emergence of markets for the Company's products is critically dependent upon continued expansion of the market for mobile computing devices and the timely introduction and successful marketing and sale of mobile computing products such as notebook computers and personal digital assistants, of which there can be no assurance.

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

The Company provides most of its distributors and resellers with limited product return rights for stock rotation. There can be no assurance that the Company will not experience significant returns in the future or that it will have made adequate allowances to offset such returns. The Company also provides most of its distributors and resellers with price protection rights. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors or resellers if the Company lowers its prices for such products. The short life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors or other factors affecting the markets in which the Company competes could result in significant product returns. In addition, new product introductions by competitors or other market factors could require the Company to reduce prices in a manner or at a time which has a material adverse impact on the Company's business, results of operations and cash flows.

The Company's distributors maintain inventory of the Company's products. Changes in inventory management policies at any of the Company's kiey distributors could have a material adverse effect on the Company's business and results of operations.

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

A substantial portion of the Company's international sales are typically denominated in U.S. dollars. As a result, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Transactions made through the Company's subsidiary in Singapore are primarily denominated in U.S. dollars. The transactions made through the Company's subsidiaries in France, Germany, Italy, the United Kingdom and the Netherlands are primarily denominated in local currencies and, accordingly, the Company's international operations impose a risk upon its business as a result of currency exchange rate fluctuations. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, results of operations and cash flows. Payment cycles for international customers are typically longer than payment cycles for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign markets.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets research and development expenses based on planned product introductions and enhancements; however, actual expenses may differ significantly from budget. The product development process involves a number of risks. The development of new, technologically advanced hardware and software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, to avoid excessive levels of older product inventories and to ensure that adequate supplies of new products can be delivered to meet customer demand. For example, in August

1999 the Company released the ExtendNet 4000, its next generation Internet appliance product, which replaces the ExtendNet IAS product. As a result, the Company may be required to reduce the carrying value of ExtendNet IAS product currently in inventory if the market adopts the ExtendNet 4000 faster than the Company anticipates. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company has in the past experienced, and is likely in the future to experience, delays in the introduction of new products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to achieve market acceptance or problems associated with new product transitions could adversely affect the Company's business, results of operations and cash flows.

RISKS ASSOCIATED WITH THIRD-PARTY MANUFACTURERS AND SUPPLIERS. The Company's future success will depend, in part, on its ability to continue to have third parties manufacture its products successfully, cost-effectively and in sufficient volumes to meet customer demand. The Company maintains a limited in-house manufacturing capability for performing materials procurement, final assembly, testing, quality assurance and shipping. The Company relies primarily on independent subcontractors to manufacture its products, and the Company intends to increase its reliance upon third-party manufacturers in the future.

Certain of the Company's products are manufactured in their entirety by third parties. For example, eSoft, Inc. (formerly Apexx Technology, Inc.) manufactured the Company's first Internet access product, the ExtendNet IAS. The reliance on third-party manufacturers involves a number of risks, including the potential inability to obtain an adequate supply of existing and new products and reduced control over delivery schedules, product quality and product cost. In this regard, in December 1998, the Company announced its decision to exit the port replicator business due, in part, to quality problems associated with the sole supplier of this product. The decision to exit the port replicator business was the primary cause of the decline in the Company's net revenue in the second fiscal quarter ended December 31, 1998. There can be no assurance that the Company will not experience similar problems in the future should the Company rely on other third party suppliers. In the event that the Company is unable to maintain good relationships with its third-party manufacturers there could be a material adverse effect on the Company's business, results of operations and cash flows.

From time to time the Company has agreed with certain suppliers that the Company will purchase certain components exclusively from such suppliers. Because the manufacturing of the Company's products can involve long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet its customers' demands. The Company also relies on third party suppliers for components used in its products. Certain of the components used in the Company's products, including certain semiconductor components and infrared transmission components, are currently available from a limited number of suppliers. From time to time, the Company experiences difficulty is obtaining components from suppliers due to increased industry demand and a lack of available supply. The Company is currently experiencing some difficulty in obtaining an adequate supply of flash memory to supply the demand for the Company's Printing Solutions products. Any inability to obtain adequate deliveries or any increased cost or other circumstance that would require the Company to seek alternative manufacturers could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers, could affect the manufacturing cost of the Company's products and could therefore have a material adverse affect on the Company's business, results of operations and cash flows.

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

MANAGEMENT OF GROWTH. Any future growth experienced by the Company is likely to place a significant strain on the Company's administrative, operational and financial resources and to increase demands on the Company's systems and controls. Future growth may also result in an increase in the scope of responsibility for management personnel. The Company anticipates that growth and expansion will require it to recruit, hire, train and retain a substantial number of new engineering, executive, sales and marketing personnel. As is the case with many technology companies, from time to time the Company has experienced difficulty in recruiting qualified personnel, and continued difficulty in this regard could limit the Company's ability to grow. In order to manage its growth successfully, the Company will continue to expand and improve its operational, management and financial systems and controls. There can be no assurance that the Company will successfully implement such systems and controls on a timely basis. If the Company's management is unable to manage growth effectively, the Company's business, results of operations and cash flows could be materially adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS BY THE COMPANY. As part of its growth strategy, the Company intends to continue to pursue the acquisition of companies that either complement or expand its existing business, as the Company did with its acquisitions of Rand, in October 1998; Parallax, in November 1998; and Oval, in August 1999. The Company is continually evaluating potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and difficulties, including the expansion into new markets and business areas, the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, the integration of the acquired companies' management information systems with those of the Company, potential adverse short-term effects on the Company's operating results, the amortization of acquired intangible assets and the need to present a unified corporate image. In addition, acquisitions could result in the need to expend substantial amounts of cash. While the Company believes that it has sufficient funds to finance its operations for at least the next 12 months, to the extent that such funds are insufficient to fund the Company's activities, including any potential acquisitions, the Company may need to raise additional funds through public or private equity or debt financing or from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's shareholders and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional equity or debt financing will be available or that, if available, it can be obtained on terms favorable to the Company or its shareholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's long-term capital lease is at a fixed imputed interest rate and, therefore, the fair value of this instrument is affected by changes in market interest rates. Because the Company's long-term debt is due in September of 2000, the Company believes that the market risk arising from its long-term debt is minimal.

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

The Company does not hold or issue financial instruments for speculative purposes. From time to time, the Company enters into foreign currency forward contracts, typically against the Euro and British Pound to hedge payments and receipts of foreign currencies related to the purchase and sale of goods to international subsidiaries. At September 30, 1999, the Company had contracts in place totaling $2.6 million that matured within 30 days. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 28, 1999, Mobility filed suit against the Company and certain other parties in the Superior Court for Maricopa County, Arizona, seeking unspecified compensatory and punitive damages relating to an alleged breach of a contract between Mobility and the Company. The Company believes that Mobility's claims are without merit. However, litigation is inherently uncertain and there can be no assurance that the Company will prevail. If the Company does not prevail, these claims could require the expenditure of significant financial and managerial resources and have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

27.1  Financial Data Schedule

(b)      REPORTS ON FORM 8-K

The Company filed a Form 8-K on August 18, 1999 to announce the Company's August 4, 1999 acquisition of Oval (1415) Limited, parent company of Advance Systems Limited and Zebedee Software Limited.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1923, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Extended Systems Incorporated


                             By: /s/ Karla K. Rosa
                                --------------------------------------
                             Karla K. Rosa
                             Vice President, Finance
                             Chief Financial Officer

                             (Principal Financial and Accounting Officer and Duly Authorized Officer)