Form 10-Q
period 1999-12-31
EXTENDED SYSTEMS INC
filed 2000-02-14
CIK 1051490

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

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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


The number of shares outstanding of the registrant's Common Stock as of December 31, 1999 was 9,510,643.

================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----
         Item 1.  Financial Statements

                  Consolidated Statement of Operations
                  for the Three and Six Months Ended December 31, 1999 and 1998                        1

                  Consolidated Statement of Comprehensive Loss
                  for the Three and Six Months Ended December 31, 1999 and 1998                        1

                  Consolidated Balance Sheet
                  as of December 31, 1999 and June 30, 1999                                            2

                  Consolidated Condensed Statement of Cash Flows
                  for the Six Months Ended December 31, 1999 and 1998                                  3

                  Notes to Consolidated Financial Statements                                           4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                            7

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          26


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                   26

         Item 6.  Exhibits and Reports on Form 8-K                                                    27


SIGNATURE                                                                                             28


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  DECEMBER 31,                   DECEMBER 31,
                                                          ------------------------------  ----------------------------
                                                              1999             1998           1999           1998
                                                          -------------    -------------  -------------  -------------
Net revenue                                                   $ 15,272          $ 9,259       $ 28,361       $ 22,803
Cost of net revenue                                              8,041            5,729         15,020         11,548
                                                          -------------    -------------  -------------  -------------
Gross profit                                                     7,231            3,530         13,341         11,255
Operating expenses:
   Research and development                                      2,198            1,729          4,448          3,267
   Acquired in-process research and development                      -              758          2,352            758
   Marketing and sales                                           4,354            4,118          8,518          7,722
   General and administrative                                    1,115              909          2,168          1,955
   Amortization of intangibles                                     237               16            407             16
                                                          -------------    -------------  -------------  -------------
      Loss from operations                                        (673)          (4,000)        (4,552)        (2,463)
Other expense (income), net                                         25              (96)           104           (362)
Interest expense                                                    57              183            235            370
                                                          -------------    -------------  -------------  -------------
Loss before income taxes                                          (755)          (4,087)        (4,891)        (2,471)
Income tax benefit                                                (287)          (1,146)        (1,362)          (580)
                                                          -------------    -------------  -------------  -------------
      Net loss                                                 $  (468)        $ (2,941)      $ (3,529)      $ (1,891)
                                                          =============    =============  =============  =============

Loss per share:
      Basic                                                    $ (0.05)        $  (0.36)      $  (0.39)      $  (0.23)
      Diluted                                                  $ (0.05)        $  (0.36)      $  (0.39)      $  (0.23)
Number of shares used in loss
   per share calculation:
      Basic                                                      9,320            8,282          9,158          8,266
      Diluted                                                    9,320            8,282          9,158          8,266


CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)


                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   DECEMBER 31,                  DECEMBER 31,
                                                          -----------------------------   ----------------------------
                                                              1999             1998           1999           1998
                                                          -------------    -------------  -------------  -------------
Net loss                                                        $ (468)        $ (2,941)      $ (3,529)      $ (1,891)
Change in currency translation                                    (116)             (12)          (116)           354
                                                          -------------    -------------  -------------  -------------
Comprehensive loss                                              $ (584)        $ (2,953)      $ (3,645)      $ (1,537)
                                                          =============    =============  =============  =============


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)


                                                           DECEMBER 31,           JUNE 30,
                                                               1999                 1999
                                                        -------------------   -----------------
ASSETS
Current:
    Cash and cash equivalents                                     $  3,716            $  9,668
    Short term investments                                               -               3,001
    Accounts receivable, net                                         9,665               9,778
    Income taxes receivable                                          1,763                 664
    Other receivables                                                1,305               1,147
    Inventories:
      Purchased parts                                                1,991               2,060
      Work in process                                                  356                 860
      Finished goods                                                 2,538               2,097
    Prepaids and other                                                 825                 945
    Deferred income taxes                                              374                 584
                                                        -------------------   -----------------
      Total current assets                                          22,533              30,804

Property and equipment, net                                          8,119               8,300
Intangibles, net                                                     7,055               1,402
Deferred income taxes                                                  607                   -
Other assets                                                           345                 293
                                                        -------------------   -----------------
      Total assets                                                $ 38,659            $ 40,799
                                                        ===================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
    Accounts payable and accrued expenses                         $  5,941            $  4,609
    Accrued payroll and related benefits                               821               1,297
    Current debt                                                     3,484               8,206
                                                        -------------------   -----------------
      Total current liabilities                                     10,246              14,112
Long-term liabilities                                                    -                  92
                                                        -------------------   -----------------
      Total liabilities                                             10,246              14,204
                                                        -------------------   -----------------

Contingency

Shareholders' equity
    Common stock                                                        10                   9
    Additional paid-in capital                                      17,331              12,015
    Retained earnings                                               11,996              15,525
    Deferred compensation                                             (407)               (553)
    Accumulated other comprehensive loss                              (517)               (401)
                                                        -------------------   -----------------
      Total shareholders' equity                                    28,413              26,595
                                                        -------------------   -----------------
      Total liabilities and shareholders' equity                  $ 38,659            $ 40,799
                                                        ===================   =================


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                            --------------------------------------------
                                                                                   1999                     1998
                                                                            --------------------     -------------------
NET CASH USED BY OPERATING ACTIVITIES                                       $              (247)     $           (2,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition:
       Oval (1415) Limited, net of cash acquired                                         (5,273)                      -
       Rand Software Corporation, net of cash acquired                                        -                    (647)
       Parallax Research Pte                                                                  -                    (333)
    Maturities of available-for-sale securities                                           3,001                       -
    Purchase of available-for-sale securities                                                 -                  (3,750)
    Purchase of property and equipment                                                     (526)                   (622)
    Other investing activities                                                              (82)                   (141)
                                                                            --------------------     -------------------
             Net cash used by investing activities                                       (2,880)                 (5,493)
                                                                            --------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                           (8,413)                   (132)
    Net borrowings under line of credit agreement                                         3,288                       -
    Proceeds from the issuance of common stock                                            2,322                     564
    Other financing activities                                                                -                      23
                                                                            --------------------     -------------------
             Net cash provided by (used by) financing activities                         (2,803)                    455

    Effect of exchange rate changes on cash                                                 (23)                    160
                                                                            --------------------     -------------------
    Net decrease in cash and cash equivalents                                            (5,952)                 (7,433)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                   9,668                  15,006
                                                                            --------------------     -------------------
    End of period                                                           $             3,716      $            7,573
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

LOSS PER SHARE. Diluted loss per share computations exclude stock options and shares to the extent that their effect would have been antidilitive.

BUSINESS COMBINATIONS. In August 1999, the Company acquired all of the outstanding stock of Oval (1415) Limited ("Oval") for $5.5 million in cash, including acquisition expenses, and 625,000 shares of the Company's Common Stock valued at $3.0 million. This transaction was accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and, accordingly, its results of operations have been included in the consolidated statement of operations since the acquisition date.

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

A summary of the net assets acquired at the date of the acquisition, as determined in accordance with APB 16, is as follows:

Net working capital                                            $    112
Property and equipment                                               45
Developed technology, goodwill
     and other intangibles                                        5,984
Acquired in-process research and development                      2,352
                                                        ----------------

                                                               $  8,493
                                                        ================

The following unaudited pro forma consolidated results of operations assume the Oval acquisition occurred at the beginning of each period.

                                         FOR THE SIX MONTHS ENDED
                                               DECEMBER 31,
                                         ------------------------
                                             1999        1998
                                         -----------  -----------
Net revenue                               $  28,580    $  23,309
Net loss                                     (3,487)      (2,005)
Loss per share:
    Basic                                     (0.42)       (0.23)
    Diluted                                   (0.42)       (0.23)

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

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 50% to 65%. The discount rates were based on various factors such as: the stage of completion at the acquisition date; the complexity of the work completed as of the acquisition date; costs incurred as of the valuation date; difficulties of completing the remaining development in a reasonable time; technical uncertainties of the remaining tasks; and the costs remaining to complete the projects.

The Company used a portion of the acquired in-process research and development to further enhance ASL's existing server-based synchronization technology by implementing a plug-in architecture. This type of design allows users and third party software providers to develop small software components that plug into the Company's XTNDConnect product and extend the range of applications supported by XTNDConnect. In September 1999, the Company implemented the first phase of this architecture with the release of XTNDConnect Version 2.2, which supports IBM's DB2 Everywhere 1.1 (DB2E) handheld relational database and Microsoft's ActiveX Data Object (ADO) interface, and provides other enhanced management tools. The acquired in-process research and development assigned to this project was valued at $951,000 as of the date of the acquisition. The Company incurred an estimated $69,000 to complete Version 2.2.

In November and December 1999, the Company released versions of XTNDConnect that support encryption, Lotus Notes/Domino R5 and Symbian's EPOC operating system. The acquired in-process research and development assigned to this project was valued at $1.2 million at the date of the acquisition. This project was approximately 60% complete at the time of the acquisition and required an estimated $41,000 to complete.

The Company will use the remaining acquired in-process research and development to provide further enhancements to the architecture of its XTNDConnect product line, which at the time of the acquisition were only approximately 10-15% complete. The acquired in-process research and development assigned to this project was valued at $186,000 as of the date of the acquisition. The Company expects to incur an additional $123,000, from the date of the acquisition, to develop the in-process technology into a commercially viable product with the nature of the efforts principally relating to development and testing that is required to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The primary risk with the completion of this project is the overall scope and complexity. The Company expects to complete this project by October 2000.

These products may not be successfully developed. If these products are not successfully developed, or are not developed on a timely basis, the Company's competitive position, business and results of operations may be adversely affected in future periods.

BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS. The Company's reportable segments have been determined by evaluating the Company's management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

The Company's Mobile Information Management ("MIM") segment includes both universal mobile connectivity and mobile data management solutions that enable mobile users to access, synchronize, collect and retrieve information on demand. The Company's products in the MIM segment include wireless connectivity products, data synchronization and management software, virtual private network remote access servers, Internet appliances and database management systems with remote access capabilities. MIM products are sold primarily to OEM and corporate customers, application developers and computer resellers.

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company's 1999 Annual Report on Form 10-K. There are no intersegment sales. Segment operating results are measured based on income or loss from operations. The Company does not generally distinguish its assets by reportable segment. Depreciation expense and other indirect expenses are allocated to reportable segments using various methods such as percentage of square footage used to total square footage and percent of direct expense to total direct expenses.

Segment information is as follows:

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           DECEMBER 31,                       DECEMBER 31,
                                                  --------------------------------   -------------------------------
                                                       1999             1998             1999             1998
                                                  ---------------  ---------------   --------------   --------------
Net revenue:
     Mobile Information Management                      $ 10,071          $ 3,880         $ 18,556         $  8,367
     Printing Solutions                                    5,183            6,319            9,762           14,331
     Other Products                                           18             (940)              43              105
                                                  ---------------  ---------------   --------------   --------------
          Total                                         $ 15,272          $ 9,259         $ 28,361         $ 22,803
                                                  ===============  ===============   ==============   ==============
Income (loss) from operations:
     Mobile Information Management                        $ (768)        $ (1,135)        $ (4,415)        $   (491)
     Printing Solutions                                      109              264             (105)           1,708
     Other Products                                          (14)          (3,129)             (32)          (3,680)
                                                  ---------------  ---------------   --------------   --------------
          Total                                           $ (673)        $ (4,000)        $ (4,552)        $ (2,463)
                                                  ===============  ===============   ==============   ==============

In the six months ended December 31, 1999, the MIM segment's loss from operations includes an acquired in-process research and development charge of $2.4 million. In the three and six months ended December 31, 1999, the MIM segment's loss from operations includes amortization of goodwill and other intangibles of $400,000 and

$701,000, respectively. In the three and six months ended December 31, 1998, the MIM segment's loss from operations includes a $758,000 acquired in-process research and development charge related to acquisitions completed in the second quarter of last year.

Port replicator returns and a provision for port replicator returns totaling $1.0 are included in net revenue and the loss from operations for Other Products for the three and six months ended December 31, 1998. Also included in the Other Products loss from operations in the three and six months ended December 31, 1998 are provisions for write-down of port replicator inventory of $1.1 million

Sales to an OEM customer accounted for 24% and 13% of net revenue in the six months ended December 31, 1999, and in fiscal year 1999, respectively, and were primarily in the MIM segment. Sales to a distributor accounted for 10% of the Company's net revenue in fiscal year 1999 and were primarily in the Printing Solutions and Other Products segments.

CONTINGENCY. On October 28, 1999, Mobility Electronics, Inc. ("Mobility") filed suit against the Company and certain other parties in the Superior Court for Maricopa County, Arizona, seeking unspecified compensatory and punitive damages relating to an alleged breach of a contract between Mobility and the Company. The Company believes that Mobility's claims are without merit. However, litigation is inherently uncertain and there can be no assurance that the Company will prevail. As a result, the Company believes that there is a reasonable possibility of an unfavorable outcome. The Company is unable to estimate the magnitude of its exposure at this time.

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

The Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statement" in December 1999. The SAB summarized the Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is required by the Company's first fiscal quarter of 2001. The Company is currently evaluating the effect, if any, of the SAB on its revenue recognition practices and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-Q, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE LEVELS OF INTERNATIONAL SALES, FUTURE ORIGINAL EQUIPMENT MANUFACTURER ("OEM") SALES, FUTURE GROSS MARGIN PERCENTAGES, UNIT SALES AND AVERAGE SELLING PRICES OF PRODUCTS, FUTURE PRODUCT MIX, FUTURE EXPENSE LEVELS, FUTURE ACQUISITIONS, THE EXPECTED BENEFITS AND RESULTS OF COMPLETED ACQUISITIONS, THE EFFECT OF THE YEAR 2000 ISSUE AND PENDING LITIGATION. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE

COMMISSION, INCLUDING THE 1999 ANNUAL REPORT ON FORM 10-K AND THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN FISCAL 2000. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998, UNLESS OTHERWISE INDICATED. ALL TABULAR DOLLAR AMOUNTS ARE PRESENTED IN THOUSANDS.

RESULTS OF OPERATIONS

In December 1998, the Company exited the mechanical port replicator business. Proforma amounts for total net revenue and total gross profit in the following two tables exclude the effect of the port replicator business in fiscal 1999.


                                                     THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------   ----------------------------------------
                                                     1999       % CHANGE       1998             1999       % CHANGE       1998
                                                 ----------------------------------------   ----------------------------------------
                                                                             PROFORMA                                   PROFORMA
Net revenue                                          $ 15,272    49.7%          $ 10,201        $ 28,361    24.9%          $ 22,699

The increases in net revenue in the three and six months ended December 31, 1999 from proforma net revenue in the same periods last year were due primarily to an increase in revenue from the Company's Mobile Information Management ("MIM") product lines which grew 160% and 122%, respectively. The increases were offset, in part, by 18% and 31% decreases, respectively, in revenue from the Company's Printing Solutions product lines.

The Company derives a substantial portion of its net revenue from international sales, principally from its international sales subsidiaries, a limited number of distributors and from OEM customers. Revenue from Asian customers was 31% of total net revenue for the first six months of 2000, compared to 21% for fiscal year 1999. The increasing Asian revenue was primarily related to OEM sales to large multi-national companies that incorporate the Company's solutions into their products and sell their products worldwide. In the first six months of 2000 and in fiscal year 1999, total sales outside of North America represented 76% and 63%, of net revenue, respectively. The Company expects that international sales will continue to represent a substantial portion of net revenue in the foreseeable future, although such sales may vary as a percentage of total net revenue. International sales are subject to a number of risks, including changes in foreign government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuation in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing international operations and political and economic instability.

Several of the Company's products, in particular its ExtendNet print servers, XTNDAccess wireless connectivity products, infrared software and XTNDConnect data synchronization and management software are sold to OEM customers, and the Company intends to continue to increase sales to OEM customers in the future, particularly with the MIM product lines. In the first six months of 2000 and in fiscal year 1999, OEM sales of MIM products and services to Hewlett-Packard Company accounted for 24% and 13% of the Company's total net revenue, respectively. Revenue from OEM sales is expected to fluctuate on a quarterly basis, as demand in the OEM market is difficult to predict and dependent on the timing of OEM projects and the effectiveness of the marketing efforts of OEM customers.

The Company markets and sells certain of its products through multiple indirect channels, primarily distributors and resellers. The Company supports its indirect channels with its own sales and marketing organization. The Company's largest distributor is Ingram Micro, Inc. ("Ingram Micro") and, in fiscal year 1999, sales to Ingram Micro accounted for 10%, of the Company's net revenue and were primarily for Printing Solutions products. The Company provides price protection rights and limited product return rights for stock rotation to most of its distributors and resellers. The Company's distributors maintain inventory of the Company's products. Changes in inventory management policies at any of the Company's key distributors could have a material adverse effect on the Company's business and results of operations.

The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business and results of operations.

The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future success will depend, to a substantial degree, upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, to avoid excessive levels of older product inventories, to minimize ongoing support costs for older products and to ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company seeks to mitigate the effects of declining prices on hardware products by improving product design and reducing costs, primarily manufacturing and component costs.


                                                     THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------   ----------------------------------------
                                                     1999       % CHANGE       1998             1999       % CHANGE       1998
                                                 ----------------------------------------   ----------------------------------------
                                                                             PROFORMA                                   PROFORMA
Gross profit                                          $ 7,231    22.0%           $ 5,927        $ 13,341    -2.4%          $ 13,673
Gross margin                                            47.3%                      58.1%           47.0%                      60.2%


The decreases in gross margin for the three and six months ended December 31, 1999 from the pro forma amounts in the same periods last year were the result of higher shipments of lower margin MIM hardware products to OEM customers and a shift in product mix within the Printing Solutions segment to lower priced and lower margin products.

The Company's cost of net revenue consists primarily of costs associated with components, out-sourced manufacturing of certain subassemblies, and in-house labor associated with assembly, testing, shipping and quality assurance. The Company's gross margin is affected by a number of factors, including product mix, competitive product pricing pressures, manufacturing costs, component costs, provisions for obsolete inventory and warranty costs. The Company expects that its gross margin in the Printing Solutions segment may continue to decline as a result of a continued shift in product mix toward lower priced products. The Company also expects that gross margin from the MIM segment will fluctuate due to shifts in mix between hardware and software products and the timing of sales to OEM customers.


                                                     THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------   ----------------------------------------
                                                     1999       % CHANGE       1998             1999       % CHANGE       1998
                                                 ----------------------------------------   ----------------------------------------
Research and development                              $ 2,198    27.1%           $ 1,729         $ 4,448    36.1%           $ 3,267
      as a % of net revenue                             14.4%                      18.7%           15.7%                      14.3%

The increases in research and development in the three and six months ended December 31, 1999 from the same periods last year were the result of additional personnel costs in the MIM segment as a result of the acquisitions of Oval (1415) Limited ("Oval") in August 1999, Rand Software Limited ("Rand") in October 1998 and Parallax Research, Pte. ("Parallax") in November 1998.

The Company expects research and development expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.


                                                     THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------   ----------------------------------------
                                                     1999       % CHANGE       1998             1999       % CHANGE       1998
                                                 ----------------------------------------   ----------------------------------------
Marketing and sales                                   $ 4,354     5.7%           $ 4,118         $ 8,518    10.3%           $ 7,722
      as a % of net revenue                             28.5%                      44.5%           30.0%                      33.9%

The increases in marketing and sales expenses for the three and six months ended December 31, 1999 from the same periods last year were primarily due to increased personnel costs and promotional activities for the MIM segment both domestically and at the Company's European subsidiaries. The increases were partially offset by decreased promotional activities within the Printing Solutions segment and the Other Products segment.

The Company expects marketing and sales expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.


                                                     THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------   ----------------------------------------
                                                     1999       % CHANGE       1998             1999       % CHANGE       1998
                                                 ----------------------------------------   ----------------------------------------
General and administrative                            $ 1,115    22.7%             $ 909         $ 2,168    10.9%           $ 1,955
      as a % of net revenue                              7.3%                       9.8%            7.6%                       8.6%

The increase in general and administrative expense in the three months ended December 31, 1999 from the same period last year was primarily attributable to increased personnel costs subsequent to the acquisition of Oval and, to a lesser extent, Parallax.

The increase in general and administrative expense in the six months ended December 31, 1999 from the same period last year was primarily the result of increased administrative expenses in the MIM segment subsequent to the acquisition of Oval and Parallax, offset by a decrease in the bad debt expense.

The Company expects general and administrative expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.

                                                     THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------   ----------------------------------------
                                                     1999       % CHANGE       1998             1999       % CHANGE       1998
                                                 ----------------------------------------   ----------------------------------------
Amortization of intangibles                            $  237    1381.3%           $  16         $  407      2443.8%         $ 16
      as a % of net revenue                              1.6%                       0.1%           1.4%                        0.1%

The increases in both periods presented is the result of purchased technology and other intangibles, which arose from the acquisitions of Rand, Parallax and Oval, and are being amortized over periods of five years.


                                                     THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------   ----------------------------------------
                                                     1999       % CHANGE       1998             1999       % CHANGE       1998
                                                 ----------------------------------------   ----------------------------------------
Income tax benefit                                     $ (287)   -75.0%         $ (1,146)       $ (1,362)   134.8%           $ (580)
      as a % of income before taxes                     38.0%                      28.0%           27.8%                      23.5%


The change in the income tax benefit for the three and six months ended December 31, 1999 from the same period in 1999 was attributable to a change in the net loss before income taxes. The change in the estimated effective tax rate for both periods from the prior year is primarily the result of non-deductible expenses in the prior year associated with the Rand and Parallax acquisitions. This increase in the estimated effective tax rate was offset, in part, by a valuation allowance to reflect the estimated amount of deferred tax assets arising from the Oval acquisition that may not be realized. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax asset will be realized

RESULTS OF OPERATIONS BY SEGMENT

The Company's product offerings are classified into three segments: the Mobile Information Management segment, the Printing Solutions segment and the Other Products segment. The discussion below addresses the operating results attributable to each of the three product segments.

MOBILE INFORMATION MANAGEMENT SEGMENT

The Company's Mobile Information Management segment includes both universal mobile connectivity and mobile data management solutions that enable mobile users to access, synchronize, collect, and retrieve information on demand. The Company's products in the MIM segment include wireless connectivity products, data synchronization and management software, virtual private network remote access servers, Internet appliances and database management systems with remote access capabilities.


                                                     THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------   ----------------------------------------
                                                     1999       % CHANGE       1998             1999       % CHANGE       1998
                                                 ----------------------------------------   ----------------------------------------
Net revenue                                          $ 10,071         160%       $ 3,880        $ 18,556         122%       $ 8,367
Loss from operations                                     (768)        -32%        (1,135)         (4,415)        799%          (491)

Net revenue from the MIM product lines grew to 66% of the Company's total net revenue for the three months ended December 31, 1999, up from 42% in the same period last year. For the six months ended December 31, 1999, net revenue from MIM product lines grew to 65% of the Company's total net revenue up from 37% in the same period last year.

The increase in net revenue for the three and six months ended December 31, 1999 from the same periods last year was due primarily to increased unit sales of OEM hardware and XTNDConnect data synchronization and management products and, to a lesser extent, to increased unit sales of Internet appliance products and license revenue from Advantage Database Server products. The increases were offset by a decrease in the average selling price of OEM hardware products sold as a result of a shift in product mix.

The Company believes that net revenue from MIM products will continue to become a larger percentage of total net revenue as the Company continues to focus its marketing and research and development efforts on MIM product lines and as MIM products continue to achieve increased market acceptance. The Company's future results of operations will be highly dependent upon the success of recently introduced products and the success of the Company's recent acquisitions.

MIM products are sold primarily to OEM customers, corporate customers, application developers and computer resellers both directly and through the Company's e-commerce storefronts on the Internet. The Company expects to increase sales to OEM customers in the future; however, sales to OEM customers are difficult to predict and are expected to fluctuate from quarter to quarter based on the timing of the closure of OEM business and the effectiveness of OEM customers' marketing efforts.

The decreased loss from operations for the MIM segment in the three months ended December 31, 1999 from the same period last year was primarily the result of increased gross profit within the MIM segment as a result of increased net revenue from MIM products. The increased gross profit was partially offset by increases in the Company's spending for MIM research and development projects for both mobile data management and universal mobile connectivity products, increased spending in marketing and sales for all MIM products both domestically and internationally and increased amortization expense related to the acquisitions of Rand and Parallax in the second quarter of last year and Oval in the first quarter of 2000. The MIM segment recorded an acquired in-process research and development charge of $758,000 in the prior year related to the acquisitions.

The increased loss from operations for the MIM segment in the six months ended December 31, 1999 from the same period last year was primarily the result of the acquired in-process research and development charge of $2.4 million from the Company's August 1999 acquisition of Oval and increased amortization of goodwill and other intangibles as a result of this acquisition. The loss was also attributed to increases in the Company's spending for MIM research and development projects for both mobile data management and universal mobile connectivity products and increased spending in marketing and sales for all MIM products worldwide.

PRINTING SOLUTIONS SEGMENT

The Printing Solutions segment includes the Company's maturing network print server and non-network printer sharing product lines, sold primarily through the Company's worldwide distribution channel to computer resellers and Fortune 1000 companies.


                                                     THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------   ----------------------------------------
                                                     1999       % CHANGE       1998             1999       % CHANGE       1998
                                                 ----------------------------------------   ----------------------------------------
Net revenue                                           $ 5,183         -18%       $ 6,319         $ 9,762         -32%      $ 14,331
Income (loss) from operations                             109         -59%           264            (105)       -106%         1,708

The decreases in net revenue for the three and six months ended December 31, 1999 from the same periods last year were principally due to decreased unit sales of both network print server products and non-network printer sharing products.

Income from operations from the Printing Solutions segment decreased in the three and six months ended December 31, 1999 from the same periods last year primarily due to decreased gross profit offset by a decrease in operating expenses as the Company shifted resources to support the MIM product lines.

The Company expects net revenue from Printing Solutions product lines will continue to decline over the next several quarters and will continue to become a smaller percentage of the Company's total net revenue. Although the Printing Solutions business is not the Company's primary focus for the future, the Company will continue to update the product line, adding emerging technologies such as fiber and mobile connectivity options.

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


                                                     THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------   ----------------------------------------
                                                     1999       % CHANGE       1998             1999       % CHANGE       1998
                                                 ----------------------------------------   ----------------------------------------
Net revenue                                              $ 18        -102%        $ (940)           $ 43         -59%         $ 105
Loss from operations                                      (14)       -100%        (3,129)            (32)        -99%        (3,680)


BUSINESS COMBINATIONS

In August 1999, the Company acquired all of the outstanding stock of Oval for $5.5 million in cash, including acquisition expenses and 625,000 shares of the Company's Common Stock valued at $3.0 million. This transaction was accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and, accordingly, the results of operations of Oval have been included in the consolidated statement of operations since the acquisition dates.

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

A summary of the net assets acquired at the date of the acquisition, as determined in accordance with APB 16, is as follows:

Net working capital                                             $   112
Property and equipment                                               45
Developed technology, goodwill
     and other intangibles                                        5,984
Acquired in-process research and development                      2,352
                                                        ----------------

                                                                $ 8,493
                                                        ================

Valuation of the intangible assets acquired from ASL, including acquired in-process research and development, developed technology and goodwill was determined by independent appraisers. Management, based upon such independent appraisals, estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $2.4 million. The amount allocated to acquired in-process research and development was expensed as a charge to operations in the first quarter of 2000.

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

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 50% to 65%. The discount rates were based on various factors such as: the stage of completion at the acquisition date; the complexity of the work completed as of the acquisition date; costs incurred as of the valuation date; difficulties of completing the remaining development in a reasonable time; technical uncertainties of the remaining tasks; and the costs remaining to complete the projects.

The Company used a portion of the acquired in-process research and development to further enhance ASL's existing server-based synchronization technology by implementing a plug-in architecture. This type of design allows users and third party software providers to develop small software components that plug into the Company's XTNDConnect product and extend the range of applications supported by XTNDConnect. In September 1999, the Company implemented the first phase of this architecture with the release of XTNDConnect Version 2.2, which supports IBM's DB2 Everywhere 1.1 (DB2E) handheld relational database and Microsoft's ActiveX Data Object (ADO) interface, and provides other enhanced management tools. The acquired in-process research and development assigned to this project was valued at $951,000 as of the date of the acquisition. The Company incurred an estimated $69,000 to complete Version 2.2.

In November and December of 1999, the Company released versions of XTNDConnect that support encryption, Lotus Notes/Domino R5 and Symbian's EPOC operating system. The acquired in-process research and development assigned to this project was valued at $1.2 million at the date of the acquisition. This project was approximately 60% complete at the time of the acquisition and required an estimated $41,000 to complete.

The Company will use the remaining acquired in-process research and development to provide further enhancements to the architecture of its XTNDConnect product line, which at the time of the acquisition were only approximately 10-15% complete. The acquired in-process research and development assigned to this project was valued at $186,000 as of the date of the acquisition. The Company expects to incur an additional $123,000, from the date of the acquisition, to develop the in-process technology into a commercially viable product with the nature of the efforts principally relating to development and testing that is required to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The primary risk with the completion of this project is the overall scope and complexity. The Company expects to complete this project by October 2000.

These products may not be successfully developed. If these products are not successfully developed, or are not developed on a timely basis, the Company's competitive position, business and results of operations may be adversely affected in future periods.

In October 1998, the Company acquired all of the outstanding stock of Rand Software Corporation for $710,000 in cash and 104,998 shares of Common Stock valued at $735,000. In November 1998, the Company acquired a controlling interest in Parallax Research, Pte. for $347,000 in cash and by assuming $375,000 in debt. In May 1999, the Company acquired the remaining outstanding stock of Parallax for $91,000 in cash. These transactions were accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and, accordingly, the results of operations of both companies have been included in the consolidated statement of operations since the acquisition dates.

Rand was the developer of Harmony, a data synchronization software product providing support for mobile devices such as Windows CE Handheld PCs and Palm-size computers. This synchronization technology allows mobile devices to update and exchange data with enterprise applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes and Symantec Act! Parallax develops infrared connectivity products primarily for sale to OEM customers and manages the Company's relationships with its manufacturers in Asia.

A summary of the total net assets acquired at the date of the acquisitions, as determined in accordance with APB 16 is as follows:

Net working capital                                             $  (146)
Property and equipment                                              114
Developed technology, goodwill
     and other intangibles                                        1,532
Acquired in-process research and development                        758
                                                        ----------------

                                                                $ 2,258
                                                        ================

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

                                                                           SIX MONTHS ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                          1999       % CHANGE       1998
                                                                      ----------------------------------------
Net cash used by operating activities                                    $ (247)      -90.3%         $ (2,555)

The net cash used by operations for the six months ended December 31, 1999 was primarily a result of the net loss incurred and an increase in receivables, offset in part by an increase in payables. The net cash used by operations for the six months ended December 31, 1998 was primarily due to the net loss incurred, a decrease in payables and an increase in inventory and other assets.

Accounts receivable decreased to $9.7 million at December 31, 1999 from $9.8 million at June 30, 1999. Days sales outstanding ("DSO") in receivables were 51 days at December 31, 1999 and 61 days at June 30, 1999. The Company expects that accounts receivable may increase in the event that net revenue increases and as net revenue from OEM and international customers represent a higher percentage of the Company's total revenue.

                                                                            SIX MONTHS ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                           1999       % CHANGE       1998
                                                                       ----------------------------------------
Net cash used by investing activities                                      $ (2,880)   -47.6%         $ (5,493)


The net cash used by investing activities in six months ended December 31, 1999 consisted largely of cash payments for the acquisition of Oval. The net cash used by investing activities in the six months ended December 31, 1998 reflects the purchase of available-for-sale securities and the net cash paid in the acquisitions of Rand and Parallax.

The Company currently plans to incur aggregate capital expenditures of approximately $1.5 million during 2000, primarily for system improvements, leasehold improvements, software and personal computers.

                                                                              Six Months Ended December 31,
                                                                         ----------------------------------------
                                                                             1999       % Change       1998
                                                                         ----------------------------------------
Net cash provided by (used by)  financing activities                          $ (2,803)  -716.0%            $ 455

The net cash provided by (used by) financing activities in the six months ended December 31, 1999 consisted primarily of payments on long-term debt, offset by net borrowings under the Company's line of credit agreement and proceeds from the issuance of common stock. The net cash provided by financing activities in the six months ended December 31, 1998 resulted primarily from the issuance of common stock under the Company's stock plans.

The Company has an uncollateralized bank revolving line of credit of $10 million that expires on October 31, 2000. Interest on borrowings is at the lender's prime rate minus 1%. There were borrowings under this line at December 31, 1999 of $3.3 million. There were no borrowings under this line at June 30, 1999. The line of credit agreement and a lease agreement have restrictive covenants that require the Company to maintain certain financial ratios. Although the Company was not in compliance with one of the covenants for the three months ended December 31, 1999, the Company obtained a waiver of the covenant through the term of the agreement.

The Company believes that its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditures and debt payment requirements through 2000. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financing.

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

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES

The Company derives a substantial portion of its revenue from international sales, principally through its international subsidiaries and through a limited number of independent distributors. Sales made by the Company's international subsidiaries, excluding the Company's Singapore subsidiary, are generally denominated in foreign currency. Fluctuations in exchange rates between the U.S. dollar and other currencies could materially affect the Company's financial condition, results of operations and cash flows.

From time to time, the Company enters into foreign currency forward contracts, typically against the Euro and British Pound to hedge payments and receipts of foreign currencies related to transactions with international subsidiaries. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. Gains and losses on these foreign currency receivables would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in minimal net exposure to the Company. The Company does not hold or issue financial instruments for speculative purposes. To the extent that the Company implements hedging activities in the future with respect to foreign currency transactions, there can be no assurance that the Company will be successful in such hedging activities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statement" in December 1999. The SAB summarized the Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is required by the Company's first fiscal quarter of 2001. The Company is currently evaluating the effect, if any, of the SAB on its revenue recognition practices and results of operations.


YEAR 2000 COMPLIANCE

The Company did not experience significant problems with the date change from December 31, 1999 to January 1, 2000. The Company cannot, however, conclude that any failure of third parties to achieve Year 2000 compliance will not adversely affect the Company.

To address "Year 2000" issues, the Company established a Year 2000 Project Team that identified three key areas critical to successful Year 2000 compliance: products, financial and information systems and third-party relationships.

The Company successfully completed testing of current products and products under development and does not believe there is significant risk of noncompliance. There can be no assurance that certain previous releases of the Company's products, which are no longer under support, will prove to be Year 2000 compliant.

The Company completed evaluation, analysis and testing of its core internal systems and the Company does not currently expect any significant issues to be identified during further review; however, further inquiry and review is expected to continue throughout calendar 2000. The failure of the Company to correct any issues with internal systems could result in material disruption to the Company's operations.

The Company completed its assessment of the readiness of third parties with which the Company has business relationships, including significant vendors and customers. The assessment of the compliance of third parties is on-going and is also expected to continue throughout calendar 2000. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company.

Contingency plans were developed where risk existed that the Company or its key suppliers would not be Year 2000 compliant and where such noncompliance was expected to have a material adverse impact on the Company's operations.

The Company's total cost to address the Year 2000 problem for its systems and products approximated $60,000. At this time, the Company cannot reasonably estimate the potential impact on its financial position, results of operations and cash flows if key suppliers, customers and other business partners are not Year 2000 compliant on a timely basis.

Because many companies may still need to upgrade or replace computer systems and software to comply with Year 2000 requirements, the Company believes that the purchasing patterns of customers and potential customers may continue to be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business, results of operations and cash flows.

The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue. The Company's evaluation is ongoing and it expects different information will become available as that evaluation continues. Consequently, there is no guarantee that all material elements are Year 2000 compliant.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

IN ADDITION TO THE RISK FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q, THE FOLLOWING ARE IMPORTANT FACTORS, WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future on a quarterly and an annual basis. Prior growth rates that the Company has experienced in net revenue and net income or loss should not be considered indicative of future growth rates. Factors that could cause the Company's future operating results to fluctuate include the level of demand for the Company's products, the Company's success in developing new products, the timing of new product introductions and product enhancements by the Company and its competitors, market acceptance of the Company's new and enhanced products and OEM customers' products, the emergence of new industry standards, the timing of customer orders, the mix of products sold, discontinuation of product offerings by the Company or its suppliers, competition, the mix of distribution channels through which the Company's products are sold and general economic conditions. Many of such factors are beyond the Company's control. In this regard, in the second quarter ending December 31, 1998, the Company discontinued its mechanical port replicator product line and, as a result, recorded $2.1 million in total charges for product returns, an allowance for product returns and an increase in the inventory valuation allowance for port replicators.

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

A substantial majority of the Company's net revenue results from the sale of products to OEM customers and distributors, which sales are difficult to predict and may have lower margins than sales through other channels. Sales through such channels may contribute to increased fluctuations in operating results. A significant portion of the Company's revenue in any quarter is typically derived from sales to a limited number of OEM customers and distributors. Any significant deferral of purchases of the Company's products by its OEM customers or distributors could have a material adverse effect on the Company's business, results of operations and cash flows in any particular period.

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

DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS. The Company's future results of operations will be highly dependent upon the success of recently introduced products, including newer versions of the XTNDConnect data synchronization and management software, XTNDAccess wireless connectivity products, the ExtendNet 4000 Internet Appliance, Advantage Database Server Version 5.5 with STREAMLINE SQL, RPM Server and recently released ExtendNet print server products. Newly introduced products are subject to a number of risks, including failure to achieve market acceptance or poor product performance. The Company is unable to predict with any degree of certainty the rate of market acceptance of these newly introduced products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or refinement before they achieve market acceptance. If such new and recently introduced products have feature, performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's business, results of operations and cash flows.

RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The markets for the MIM segment's products are still emerging, and there can be no assurance that they will continue to grow or that, even if the markets grow, the Company's products that address these markets will be successful. The Company's success in generating significant revenue in these evolving markets will depend upon, among other things, its ability to demonstrate the benefits of its technology to potential distributors, OEM customers and end users, to maintain and enhance its relationships with leading distributors and to successfully expand its distribution channels. The success of the Company's infrared, Bluetooth and data synchronization and management products will rely, to a large degree, on the increased use of mobile devices including cellular phones and other handheld organizers and devices. The success of the ExtendNet 4000 Internet Appliance and ExtendNet VPN products will rely, to a large degree, on the increased use of the Internet by businesses as replacements for, or enhancements to, their private networks.

There can be no assurance that businesses, including OEMs, will develop sufficient confidence in the Internet or mobile devices to deploy the Company's products to a significant degree. The inability of the Company to continue to penetrate the existing markets for MIM solutions or the failure of current markets to grow or new markets to develop or be receptive to the Company's products could have a material adverse effect on the Company's business, results of operations and cash flows. The emergence of markets for the Company's products will be affected by a number of factors beyond the Company's control. For example, a number of the Company's products are designed to conform to certain standard Infrared Data Association (IrDA) infrared, Bluetooth and networking specifications. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge that would be preferred by the Company's customers. In addition, there can be no assurance that infrared or Bluetooth technologies will be adopted as the standard or preferred technology for wireless connectivity or that manufacturers of personal computers will elect to bundle or integrate the technologies in their products. The emergence of markets for the Company's products is critically dependent upon continued expansion of the market for mobile computing devices, increased use of mobile data capabilities, and the timely introduction and successful marketing and sale of mobile computing products such as notebook computers and personal digital assistants and smart cellular phones, of which there can be no assurance.

RELIANCE ON DISTRIBUTION CHANNELS. The Company sells certain of its products, primarily its Printing Solutions products, worldwide, primarily to distributors, resellers and to OEM customers. The Company's success depends on the continued sales efforts of its network of distributors and resellers. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's business, results of operations and cash flows.

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

The Company intends to continue to enhance and diversify its international and domestic distribution channels. None of the Company's distributors or OEM customers is obligated to purchase the Company's products except pursuant to current purchase orders. The Company's ability to achieve future revenue growth will depend in large part on its success in recruiting and training sufficient sales personnel, distributors, value-added resellers and OEM customers. Certain of the Company's existing distributors currently distribute, or may in the future distribute, the product lines of the Company's competitors. There can be no assurance that the Company will be able to attract, train and retain a sufficient number of its existing or future third-party distributors or direct sales personnel, that such third-party distributors will recommend, or continue to recommend, the Company's products or that the Company's distributors will devote sufficient resources to market and provide the necessary customer support for such products.

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

COMPETITION. The markets for the Company's products are intensely competitive, and are characterized by frequent new product introductions, rapidly changing technology and standards, constant price pressure and competition for distribution channels. The principal competitive factors in the Company's markets include product feature set, performance, reliability, price, breadth of product line, sales and distribution capability and technical support and service. Certain of these factors are outside the Company's control. There can be no assurance that the Company will be able to compete successfully in the future with respect to these or any other competitive factors or that competition will not have a material adverse effect on the Company's business, results of operations and cash flows.

RISKS OF INTERNATIONAL SALES AND OPERATIONS. The Company derives a substantial portion of its net revenue from international sales, principally through its international sales subsidiaries and a limited number of distributors. The Company expects that international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. If any significant international customer were to cease purchasing products or were to significantly reduce its orders from the Company for any reason, the Company's business and operating results could be materially and adversely affected. International sales are subject to a number of risks, including changes in government regulations, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing international operations, political and economic instability, including instability caused by the European monetary union and military actions. Many of such factors are beyond the Company's control.

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

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets research and development expenses based on planned product introductions and enhancements; however, actual expenses may differ significantly from budget. The product development process involves a number of risks. The development of new, technologically advanced hardware and software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, to avoid excessive levels of older product inventories, minimize future support and potential upgrade costs associated with older products, and to ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company has in the past experienced, and is likely in the future to experience, delays in the introduction of new products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to achieve market acceptance or problems associated with new product transitions could adversely affect the Company's business, results of operations and cash flows.

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

Certain of the Company's products are manufactured in their entirety by third parties. For example, eSoft, Inc. (formerly Apexx Technology, Inc.) manufactured the Company's first Internet access product, the ExtendNet IAS. The reliance on third-party manufacturers involves a number of risks, including the potential inability to obtain an adequate supply of existing and new products and reduced control over delivery schedules, product quality and product cost. In this regard, in December 1998, the Company announced its decision to exit the mechanical port replicator business due, in part, to quality problems associated with the sole supplier of this product. The decision to exit the port replicator business was the primary cause of the decline in the Company's net revenue in the second fiscal quarter ended December 31, 1998. There can be no assurance that the Company will not experience similar problems in the future should the Company rely on other third party suppliers. In the event that the Company is unable to maintain good relationships with its third-party manufacturers there could be a material adverse effect on the Company's business, results of operations and cash flows.

The Company also relies on third party suppliers for components used in its products. From time to time the Company has agreed with certain suppliers that the Company will purchase certain components exclusively from such suppliers. Because the manufacturing of the Company's products can involve long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet its customers' demands. Certain of the components used in the Company's products, including certain semiconductor components and infrared transmission components, are currently available from a limited number of suppliers. From time to time, the Company experiences difficulty in obtaining components from suppliers due to increased industry demand and a lack of available supply. The Company is currently experiencing some difficulty in obtaining an adequate supply of flash memory and certain other components commonly used in the manufacture of cellular phones, such as resistors and capacitors, to supply the demand for the Company's printing solutions and wireless connectivity products. Any inability to obtain adequate deliveries or any increased cost or other circumstance that would require the Company to seek alternative manufacturers could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers, could affect the manufacturing cost of the Company's products and could therefore have a material adverse affect on the Company's business, results of operations and cash flows.

DEPENDENCE ON LICENSED TECHNOLOGY. The Company licenses technology on a non-exclusive basis from several companies for use with its products and anticipates that it will continue to do so in the future. For example, the Company licenses encryption technology, which is included in the XTNDConnect Server product from Certicom Corporation. The inability of the Company to continue to license this technology or to license other necessary technology for use with its products, or substantial increases in royalty payments pursuant to third-party licenses, could have a material adverse effect on the Company's business, results of operations and cash flows. In addition, the effective implementation of the Company's products depends upon the successful operation of this licensed software in conjunction with the Company's products, and therefore any undetected errors in products resulting from such software may prevent the implementation or impair the functionality of the Company's products, delay new product introductions and injure the Company's reputation. Such problems could have a material adverse effect on the Company's business, results of operations and cash flows.

PRODUCT ERRORS; PRODUCT LIABILITY. Software and hardware products as complex as those offered by the Company typically contain undetected errors when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. For example, the Company's Internet products are deployed into a wide variety of telecommunications environments. Changes in technology standards and an increase in the number of telecommunications technologies used in the marketplace may create compatibility issues with the Company's products and customer's environments. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments. Any such errors, or "bugs," could result in dissatisfied customers and the loss of or delay in market acceptance of the new product, any of which could have a material adverse effect upon the Company's business, results of operations and cash flows. Although to date the Company has not experienced any material product liability claims, there can be no assurance that the Company will not face material product liability claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, results of operations and cash flows.

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

DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend to a significant degree upon the continuing contributions of its key management, engineering, sales and marketing personnel. The Company does not maintain any key person life insurance policies. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled management, engineering, sales and marketing personnel. In particular, the Company is currently attempting to recruit new engineering personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. Failure to recruit, hire, train and retain key personnel and increased costs to attract and retain key personnel could limit future growth and could have a material adverse effect on the Company's business, results of operations and cash flows.

STOCK PRICE VOLATILITY. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or strategic relationships by the Company or its competitors, general conditions in the computer industry, changes in earnings estimates or recommendations by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many technology companies for reasons that may be unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's long-term debt is comprised of a capital lease and is at a fixed imputed interest rate. Therefore, the fair value of this instrument is affected by changes in market interest rates. Because the Company's capital lease is due in September 2000, the Company believes that the market risk arising from its long-term debt is minimal.

The Company derives a substantial portion of its revenue from international sales, principally through its international subsidiaries in France, Germany, Italy, Singapore, the United Kingdom and the Netherlands, and through a limited number of OEM customers and independent distributors. Therefore, the Company faces exposure to adverse movements in foreign currency exchange rates. Sales made by the Company's foreign subsidiaries are generally denominated in the foreign country's currency with the exception of the Company's subsidiary in Singapore. Fluctuations in exchange rates between the U.S. dollar and other foreign currencies could materially affect the Company's financial condition and results of operations.

The Company does not hold or issue financial instruments for speculative purposes. From time to time, the Company enters into foreign currency forward contracts, typically against the Euro and British Pound to hedge payments and receipts of foreign currencies related to the purchase and sale of goods to international subsidiaries. At December 31, 1999, the Company had contracts in place totaling $4.7 million that matured within 30 days. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Shareholders was held on October 27, 1999. At the meeting, the following matters were submitted to a vote of the shareholders:

(a) The following nominees for Class I Directors were elected. Each person elected as a Class I Director will serve for a three-year term that expires upon the 2002 Annual Meeting of Shareholders or until their successors are duly elected and qualified.


                                                                                  VOTES WITH
                         NAME OF NOMINEE                   VOTES FOR          AUTHORITY WITHHELD
              --------------------------------------     --------------     ------------------------
              Steven D. Simpson                            7,185,967                  35,577
              Douglas B. Winterrowd                        7,004,007                 217,537

(a) The ratification and appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the year ended June 30, 2000 was approved: 7,200,131 votes in favor; 14,814 votes against; 6,599 abstentions; and no broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

27.1     Financial Data Schedule

(b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the three months ended December 31, 1999.


ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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