Form 10-Q
period 2000-03-31
EXTENDED SYSTEMS INC
filed 2000-05-11
CIK 1051490

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the registrant's Common Stock as of March 31, 2000 was 10,053,160.

===============================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                           PAGE
                                                                                                         ----
         Item 1.  Financial Statements

                  Consolidated Statement of Operations
                  for the Three and Nine Months Ended March 31, 2000 and 1999                              1

                  Consolidated Statement of Comprehensive Loss
                  for the Three and Nine Months Ended March 31, 2000 and 1999                              1

                  Consolidated Balance Sheet
                  as of March 31, 2000 and June 30, 1999                                                   2

                  Consolidated Condensed Statement of Cash Flows
                  for the Nine Months Ended March 31, 2000 and 1999                                        3

                  Notes to Consolidated Financial Statements                                               4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              27


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                       27

         Item 6.  Exhibits and Reports on Form 8-K                                                        27


SIGNATURE                                                                                                 28


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   MARCH 31,                     MARCH 31,
                                                          ----------------------------  ----------------------------
                                                              2000           1999           2000           1999
                                                          -------------  -------------  -------------  -------------
Net revenue                                                   $ 14,896       $ 13,388       $ 43,257       $ 36,190
Cost of net revenue                                              7,150          5,920         22,170         17,466
                                                          -------------  -------------  -------------  -------------
Gross profit                                                     7,746          7,468         21,087         18,724
Operating expenses:
   Research and development                                      2,434          1,722          6,882          4,988
   Acquired in-process research and development                      -              -          2,352            758
   Marketing and sales                                           4,621          4,131         13,139         11,852
   General and administrative                                      985            904          3,153          2,861
   Amortization of intangibles                                     241             25            648             41
                                                          -------------  -------------  -------------  -------------
      Income (loss) from operations                               (535)           686         (5,087)        (1,776)
Other expense (income), net                                        (32)           (76)            72           (437)
Interest expense                                                    20            182            255            553
                                                          -------------  -------------  -------------  -------------
Income (loss) before income taxes                                 (523)           580         (5,414)        (1,892)
Income tax provision (benefit)                                    (199)           203         (1,561)          (377)
                                                          -------------  -------------  -------------  -------------
      Net income (loss)                                       $   (324)      $    377       $ (3,853)      $ (1,515)
                                                          =============  =============  =============  =============

Earnings (loss) per share:
      Basic                                                   $  (0.03)      $   0.04       $  (0.41)      $  (0.18)
      Diluted                                                 $  (0.03)      $   0.04       $  (0.41)      $  (0.18)
Number of shares used in
   per share calculation:
      Basic                                                      9,812          8,477          9,374          8,362
      Diluted                                                    9,812          8,622          9,374          8,362


CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    MARCH 31,                    MARCH 31,
                                                          ----------------------------------------------------------
                                                              2000           1999           2000           1999
                                                          -------------  -------------  -------------  -------------
Net income (loss)                                             $   (324)      $    377       $ (3,853)      $ (1,515)
Change in currency translation                                     (36)          (383)          (152)           (29)
                                                          -------------  -------------  -------------  -------------
Comprehensive loss                                            $   (360)      $     (6)      $ (4,005)      $ (1,544)
                                                          =============  =============  =============  =============

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

                                                                 MARCH 31,             JUNE 30,
                                                                    2000                 1999
                                                             -------------------   -----------------
ASSETS
Current:
    Cash and cash equivalents                                    $        5,097        $      9,668
    Short-term investments                                                    -               3,001
    Accounts receivable, net                                              8,982               9,778
    Income taxes receivable                                               3,051                 664
    Other receivables                                                     1,592               1,147
    Inventories:
      Purchased parts                                                     2,033               2,060
      Work in process                                                       387                 860
      Finished goods                                                      2,113               2,097
    Prepaids and other                                                      774                 945
    Deferred income taxes                                                   332                 584
                                                             -------------------   -----------------
      Total current assets                                               24,361              30,804
Property and equipment, net                                               8,011               8,300
Intangibles, net                                                          6,643               1,402
Deferred income taxes                                                       159                   -
Other assets                                                                293                 293
                                                             -------------------   -----------------
      Total assets                                               $       39,467        $     40,799
                                                             ===================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable and accrued expenses                        $        5,177        $      4,609
    Accrued payroll and related benefits                                  1,304               1,297
    Current debt                                                            131               8,206
                                                             -------------------   -----------------
      Total current liabilities                                           6,612              14,112
Long-term liabilities                                                         -                  92
                                                             -------------------   -----------------
      Total liabilities                                                   6,612              14,204
                                                             -------------------   -----------------

Contingency

Stockholders' equity:
    Preferred stock                                                           -                   -
    Common stock                                                             10                   9
    Additional paid-in capital                                           22,018              12,015
    Retained earnings                                                    11,672              15,525
    Deferred compensation                                                  (292)               (553)
    Accumulated other comprehensive loss                                   (553)               (401)
                                                             -------------------   -----------------
      Total stockholders' equity                                         32,855              26,595
                                                             -------------------   -----------------
      Total liabilities and stockholders' equity                 $       39,467        $     40,799
                                                             ===================   =================

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                2000                    1999
                                                                         -------------------     -------------------
NET CASH USED BY OPERATING ACTIVITIES                                           $       (67)            $    (1,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions:
       Oval (1415) Limited, net of cash acquired                                     (5,273)                      -
       Rand Software Corporation, net of cash acquired                                    -                    (682)
       Parallax Research Pte                                                              -                    (346)
    Maturities of available-for-sale securities                                       3,001                     750
    Purchase of available-for-sale securities                                             -                  (5,752)
    Purchase of property and equipment                                                 (788)                   (843)
    Other investing activities                                                         (163)                   (271)
                                                                         -------------------     -------------------
             Net cash used by investing activities                                   (3,223)                 (7,144)
                                                                         -------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                       (8,478)                   (206)
    Proceeds from the issuance of common stock                                        6,257                     577
    Tax benefit from employee stock transactions                                        976                      18
                                                                         -------------------     -------------------
             Net cash provided by (used by) financing activities                     (1,245)                    389

    Effect of exchange rate changes on cash                                             (36)                    (11)
                                                                         -------------------     -------------------
    Net decrease in cash and cash equivalents                                        (4,571)                 (8,225)
CASH AND CASH EQUIVALENTS:
    Beginning of period                                                               9,668                  15,006
                                                                         -------------------     -------------------
    End of period                                                               $     5,097             $     6,781
                                                                         ===================     ===================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Issuance of common stock in acquisitions                                    $     2,993             $       735


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Extended Systems Incorporated has two primary operating segments. Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable mobile users to access, collect, disseminate, synchronize and print information on demand. Our printing solutions segment includes printer connectivity products for network and non-network computer environments.

BASIS OF PRESENTATION. Our unaudited consolidated financial statements include Extended Systems Incorporated and its subsidiaries. We have eliminated all significant intercompany accounts and transactions. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows. We have made certain reclassifications to the consolidated financial statements to conform presentation. Tabular amounts are in thousands, except per share amounts.

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in the Company's 1999 Annual Report on Form 10-K.

REVENUE on hardware products is recognized when products are shipped to customers, including when products are shipped to distributors and resellers, net of an allowance for estimated product returns. As a result of the exit from the mechanical port replicator business in December 1998, our net revenue for the nine months ended March 31, 1999 includes port replicator returns and a provision for port replicator returns totaling $1.0 million.

We recognize revenue earned under software license agreements when persuasive evidence of a contract exists, software has been delivered and accepted, the fee is fixed or determinable and collectibility is probable. For contracts with multiple elements we allocate revenue to each element based on vendor specific objective evidence of its fair value, which is based on the price when each element is sold separately, or when not yet sold separately, the price established by our management. We defer revenue for maintenance and support, which is amortized over the support period, generally 12 months.

EARNINGS OR LOSS PER SHARE. Diluted earnings or loss per share computations exlcude certain options and shares to the extent that their effect would have been antidilutive. For the three and nine months ended March 31, 2000, our diluted loss per share computations exclude 2.4 million stock options. For the three and nine months ended March 31, 1999, our diluted earnings or loss per share computations exclude 2.3 million and 2.8 million stock options, respectively, and 557,787 shares of Common Stock reserved for issuance upon conversion of notes that matured in September 1999.

BUSINESS COMBINATIONS. In August 1999, we acquired all of the outstanding stock of Oval (1415) Limited for $5.5 million in cash, including acquisition expenses, and 625,000 shares of our Common Stock valued at $3.0 million. We accounted for this transaction by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." and, accordingly, Oval's results of operations have been included in our consolidated statement of operations since the acquisition date.

Oval, based in Bristol, England, is the parent company of Advance Systems Limited and Zebedee Software Limited. Advance Systems was a developer of server-based synchronization software for portable computing devices and high-end mobile phones that allows the update and exchange of data with enterprise applications such as Microsoft Exchange, Lotus Notes and corporate databases. Zebedee was a software consulting company. Substantially all of the net assets owned by, and operations of, the Oval consolidated group are attributable to Advance Systems, therefore, we will refer to Advance Systems herein when referring to the acquisition.

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
                                              ----------------

                                                      $ 8,493
                                              ================

The following unaudited pro forma consolidated results of operations assume the Advance Systems acquisition occurred at the beginning of each period.

                                            FOR THE NINE MONTHS ENDED
                                                    MARCH 31,
                                      ---------------------------------------
                                              2000                1999
                                      -------------------  ------------------
Net revenue                                   $   43,476          $   36,882
Net loss                                          (3,811)             (1,753)
Loss per share:
      Basic                                        (0.40)              (0.20)
      Diluted                                      (0.40)              (0.20)


Valuation of the intangible assets acquired from Advance Systems including acquired in-process research and development, developed technology and goodwill was determined by independent appraisers. Based upon such independent appraisals, we estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $2.4 million. We expensed the amount allocated to acquired in-process research and development as a charge to operations in the first quarter of fiscal 2000.

The appraisers determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from such projects were based on estimates we made and excluded amounts expected to result from existing products and technologies. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. We based the estimated cost of net revenue and estimated operating expenses on ourcost structure and that of comparable companies.

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 50% to 65%. The discount rates were based on various factors such as:

-      the stage of completion at the acquisition date;
-      the complexity of the work completed as of the acquisition date;
-      costs incurred as of the valuation date;
- difficulties of completing the remaining development in a reasonable time;
-      technical uncertainties of the remaining tasks; and
-      the costs remaining to complete the projects.

We used a portion of the acquired in-process research and development to further enhance Advance Systems' existing server-based synchronization technology by implementing a plug-in architecture. This type of design allows users and third party software providers to develop small software components that plug into our XTNDConnect product and extend the range of applications supported by XTNDConnect. In September

1999, we implemented the first phase of this architecture with the release of XTNDConnect Version 2.2, which supports IBM's DB2 Everywhere 1.1 (DB2E) handheld relational database and Microsoft's ActiveX Data Object (ADO) interface, and provides other enhanced management tools. The acquired in-process research and development assigned to this project was valued at $951,000 as of the date of the acquisition. We incurred an estimated $69,000 to complete Version 2.2.

In November and December 1999, we released versions of XTNDConnect that support encryption, Lotus Notes/Domino R5 and Symbian's EPOC operating system. The acquired in-process research and development assigned to this project was valued at $1.2 million at the date of the acquisition. This project was approximately 60% complete at the time of the acquisition and required an estimated $41,000 to complete.

We will use the remaining acquired in-process research and development to provide further enhancements to the architecture of our XTNDConnect product line, which at the time of the acquisition were only approximately 10-15% complete. The acquired in-process research and development assigned to this project was valued at $186,000 as of the date of the acquisition. We expect to incur an additional $123,000, from the date of the acquisition, to develop the in-process technology into a commercially viable product with the nature of the efforts principally relating to development and testing that is required to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The primary risk with the completion of this project is the overall scope and complexity. We expect to complete this project by October 2000.

BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS. We determined our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of our products offered to customers and type or class of customers.

Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable mobile users to access, collect, disseminate, synchronize and print information on demand. The products in our mobile information management segment include mobile data synchronization and management software, wireless connectivity products, enterprise Internet solutions and client/server database management systems with remote access capabilities. We sell our mobile information management products primarily to original equipment manufacturers, enterprises, application developers and computer resellers both directly and through our e-commerce storefronts on the Internet.

Our printing solutions segment includes our maturing network print server and non-network printer sharing product lines sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies. We also sell printing solutions products to a number of original equipment manufacturers.

Our other products segment primarily includes our discontinued line of mechanical port replicator products.

The accounting policies of our segments are the same as those described in the Summary of Significant Accounting Policies in our 1999 Annual Report on Form 10-K. There are no intersegment sales. We measure segment operating results based on income or loss from operations. We do not generally distinguish our assets by reportable segment. We allocate depreciation expense and other indirect expenses to reportable segments using various methods such as percentage of square footage used to total square footage and percent of direct expense to total direct expenses.

Segment information is as follows:

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         MARCH 31,                          MARCH 31,
                                               -------------------------------   --------------------------------
                                                   2000             1999              2000             1999
                                               --------------   --------------   ---------------  ---------------
Net revenue:
     Mobile information management                 $  10,577        $   6,757         $  29,133        $  15,123
     Printing solutions                                4,348            6,319            14,110           20,649
     Other products                                      (29)             312                14              418
                                               --------------   --------------   ---------------  ---------------
          Total                                    $  14,896        $  13,388         $  43,257        $  36,190
                                               ==============   ==============   ===============  ===============
Income (loss) from operations:
     Mobile information management                 $    (216)       $     132         $  (4,631)       $    (360)
     Printing solutions                                 (280)             496              (385)           2,204
     Other products                                      (39)              58               (71)          (3,620)
                                               --------------   --------------   ---------------  ---------------
          Total                                    $    (535)       $     686         $  (5,087)       $  (1,776)
                                               ==============   ==============   ===============  ===============

In the three and nine months ended March 31, 2000, our mobile information management segment's loss from operations includes amortization of goodwill, developed technology and other intangibles of $400,000 and $1.1 million, respectively. In the nine months ended March 31, 2000 and 1999, our mobile information segment's loss from operations includes acquired in-process research and development charges related to acquisitions of $2.4 million and $758,000, respectively.

Port replicator returns and a provision for port replicator returns totaling $1.0 are included in net revenue and the loss from operations for other products for the nine months ended March 31, 1999. Also included in the other products loss from operations in the nine months ended March 31, 1999 is a provision for write-down of port replicator inventory of $1.4 million.

Sales to an original equipment manufacturer accounted for 24% and 13% of net revenue in the nine months ended March 31, 2000, and in fiscal year 1999, respectively, and were primarily from mobile information management products. Sales to a distributor accounted for 10% of our net revenue in fiscal year 1999 and were primarily from printing solutions and other products.

CONTINGENCY. On October 28, 1999, Mobility Electronics, Inc. filed suit against us and certain other parties in the Superior Court for Maricopa County, Arizona, seeking unspecified compensatory and punitive damages and alleging breach of contract and civil conspiracy claims against us. On February 17, 2000, the court granted our motion to compel arbitration of Mobility's claims pursuant to an arbitration clause in our agreement with Mobility. As a result, the lawsuit has been stayed pending completion of arbitration and will be automatically dismissed on August 18, 2000. To date, Mobility has not instigated arbitration proceedings based on the claims alleged in their complaint. We believe Mobility's claims are without merit and the likelihood of an unfavorable outcome upon any arbitration is remote.

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under current operations, we do not expect adoption of this standard to have a material impact on our results of operations and financial position. This statement is effective for our fiscal year ending June 30, 2001.

The Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statement" in December 1999. This bulletin summarizes the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. Under current operations, we do not expect adoption of this bulletin to have a material impact on our results of operations and financial position. We are required to adopt this bulletin by our first fiscal quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-Q, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE US, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE LEVELS OF INTERNATIONAL SALES, FUTURE ORIGINAL EQUIPMENT MANUFACTURER SALES, FUTURE GROSS MARGIN PERCENTAGES, UNIT SALES AND AVERAGE SELLING PRICES OF PRODUCTS, FUTURE PRODUCT MIX, FUTURE EXPENSE LEVELS, FUTURE ACQUISITIONS, THE EXPECTED BENEFITS AND RESULTS OF COMPLETED ACQUISITIONS AND PENDING LITIGATION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE MARKET PRICE OF OUR COMMON STOCK." YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR 1999 ANNUAL REPORT ON FORM 10-K AND OUR QUARTERLY REPORTS ON FORM 10-Q THAT WE HAVE FILED IN FISCAL 2000. ALL PERIOD REFERENCES ARE TO OUR FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998, UNLESS OTHERWISE INDICATED. ALL TABULAR DOLLAR AMOUNTS ARE PRESENTED IN THOUSANDS.

RESULTS OF OPERATIONS

We classify our product offerings into three segments:

-    mobile information management;
-    printing solutions; and
-    other products.

Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect, disseminate, synchronize and print information on demand. Our products in our mobile information management segment include mobile synchronization and data management software, wireless connectivity products, enterprise Internet appliances and client/server database management systems with remote access capabilities. We sell our mobile information management products primarily to original equipment manufacturers, enterprises, application developers and computer resellers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

-    sales of hardware products;
-    software license fees;
- non-recurring development fees that are generated when we adapt our products to a customer's specifications; and
-    royalties.

We believe that net revenue from mobile information management products will generate a larger percentage of net revenue as we continue to focus our research and development and our marketing and sales efforts on our mobile information management products and as our mobile information management products continue to achieve increased market acceptance. Our future results of operations will be highly dependent upon the success of recently introduced products and the success of our recent acquisitions.

Our printing solutions segment includes our maturing network print server and non-network printer sharing products sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies. We also sell printing solutions products to a number of original equipment manufacturers. Our net revenue and income from operations from the printing solutions segment has decreased from last year, mainly due to decreased unit sales of both network print server and non-network printer sharing products as we shifted resources to support our mobile information management products. We derive revenue primarily from sales of hardware products and, to a lesser extent, from non-recurring development fees and royalties. We expect net revenue and income from operations from our printing solutions products will continue to decline over the next several quarters and will continue to become a smaller percentage of our net revenue. Although our printing solutions segment is not our primary focus for the future, we will continue to update these products, adding emerging technologies such as fiber and mobile connectivity options.

Our other products segment has primarily consisted of our mechanical port replicator products. We derived revenue from sales of hardware products. In December 1998, we announced our decision to exit our mechanical port replicator business. Our decision was based on two primary factors. We predicted a decrease in demand for third-party port replicator products as laptop vendors became more successful in providing similar products in a more timely manner. In addition, we were experiencing quality-related problems with our supplier and, consequently, faced a lack of a reliable source for port replicators to support future releases of laptop computer models in the increasingly competitive environment.

We derive a substantial portion of our net revenue from international sales, principally from our international sales subsidiaries, a limited number of distributors and from original equipment manufacturers. In the nine months ended March 31, 2000 and in fiscal year 1999, sales outside of North America represented 71% and 63% of our net revenue, respectively. We expect that international sales will continue to represent a substantial portion of net revenue in the foreseeable future. In the nine months ended March 31, 2000 and in fiscal year 1999, sales from customers in Asia represented 30% and 21% of net revenue, respectively. Increasing revenue from these customers was primarily related to original equipment manufacturer sales to large multi-national companies that incorporate our products into their products and sell their products worldwide.

Several of our products, in particular our ExtendNet print servers, XTNDAccess wireless connectivity products, and XTNDConnect data synchronization and management software, are sold to original equipment manufacturers. We intend to continue to increase sales to original equipment manufacturers in the future, particularly with our mobile information management products. In the first nine months of fiscal 2000 and in fiscal year 1999, sales of mobile information management products and services to Hewlett-Packard accounted for 24% and 13% of our net revenue, respectively. Substantially all of our net revenue derived from Hewlett-Packard is generated by sales of our XTNDAccess IrDA Printer Adapter for bundling with one of its mid-range printers. Hewlett-Packard also licenses and purchases other of our mobile information management products. In April 2000, Hewlett-Packard notified us that it will no longer bundle our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but will offer our product as a free accessory to their customers with the purchase of the Hewlett-Packard printer. As a result, we expect our revenue from Hewlett-Packard to decline.

Revenue from original equipment manufacturer sales has in the past and is expected in the future to fluctuate on a quarterly basis, as demand in the original equipment manufacturer market is difficult to predict and dependent on the timing of original equipment manufacturer projects and the effectiveness of the marketing efforts of original equipment manufacturers.

We market and sell some of our products, primarily our printing solution products, through multiple indirect channels, primarily distributors and resellers. We support our indirect channels with our own marketing and sales organization. In fiscal 1999, sales to Ingram Micro accounted for 10% of our net revenue, primarily from printing solutions products. We provide most of our distributors and resellers with price protection rights and limited product return rights for stock rotation. Stock rotation rights permit distributors to return products to us for credit against an offsetting purchase order, but are limited based upon amounts purchased by a given distributor during the preceding quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for those products.

We expanded our product offerings in the mobile information management segment with our August 1999 acquisition of Oval (1415) Limited. Oval, based in Bristol, England, was the parent company of Advance Systems, a developer of server-based synchronization and data management software for portable computing devices and high-end mobile phones, and Zebedee Software, a software consulting company.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
Net revenue                                  $ 14,896    11.3%          $ 13,388        $ 43,257     19.5%          $ 36,190

The increases in net revenue in the three and nine months ended March 31, 2000 from net revenue in the same periods of the prior year were due primarily to increases in revenue from our mobile information management products of 57% and 93%, respectively. The increases were offset, in part, by decreases in net revenue from our printing solutions products of 31% and 32%, respectively.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
Gross profit                                  $ 7,746     3.7%           $ 7,468        $ 21,087     12.6%          $ 18,724
Gross margin                                    52.0%                      55.8%           48.7%                       51.7%

Our cost of net revenue consists primarily of costs associated with components, out-sourced manufacturing of particular subassemblies, and in-house labor associated with assembly, testing, shipping and quality assurance and royalties for the use of third-party software. The decreases in gross margin for the three and nine months ended March 31, 2000 from gross margin in the same periods of the prior year were the result of higher shipments of lower margin mobile information management hardware products to original equipment manufacturers and a shift in product mix within the printing solutions segment to lower margin products.

We expect that the gross margin in our printing solutions segment may continue to decline as a result of a continued shift in product mix toward lower priced products. We also expect that gross margin from our mobile information management segment will fluctuate due to shifts in mix between hardware and software products and the timing of sales to original equipment manufacturers.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
Research and development                      $ 2,434    41.3%           $ 1,722         $ 6,882     38.0%           $ 4,988
      as a % of net revenue                     16.3%                      12.9%           15.9%                       13.8%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, facilities costs and travel expenses. The increase in research and development expenses in the three months ended March 31, 2000 from the same period of the prior year was the result of additional personnel costs in our mobile information management segment as a result of the acquisition of Advance Systems in August 1999.

The increase in research and development expenses in the nine months ended March 31, 2000 from the same period of the prior year was the result of additional personnel costs in our mobile information management segment as a result of the acquisitions of Advance Systems in August 1999, Rand Software in October 1998 and Parallax Research in November 1998.

We expect research and development expenses to continue to increase in the future, primarily in our mobile information management segment, although these expenses may vary as a percentage of net revenue.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
Marketing and sales                           $ 4,621    11.9%           $ 4,131        $ 13,139     10.9%          $ 11,852
      as a % of net revenue                     31.0%                      30.9%           30.4%                       32.7%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing, sales and support personnel and promotional expenses. The increases in marketing and sales expenses for the three and nine months ended March 31, 2000 from the same periods of the prior year were primarily due to increased personnel costs and promotional activities for the mobile information management segment both domestically and at our European subsidiaries. The increases were partially offset by decreased promotional activities within our printing solutions segment and our other products segment.

We expect marketing and sales expenses to continue to increase in the future, primarily in our mobile information management segment, although these expenses may vary as a percentage of net revenue.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
General and administrative                      $ 985     9.0%             $ 904         $ 3,153     10.2%           $ 2,861
      as a % of net revenue                      6.6%                       6.8%            7.3%                        7.9%

General and administrative expenses generally consist of salaries and other personnel costs of our finance, management information systems, human resources and other administrative employees and professional services expenses. The increase in general and administrative expenses in the three months ended March 31, 2000 from the same period last year was primarily attributable to increased personnel costs subsequent to the acquisition of Advance Systems. The increase in general and administrative expenses in the nine months ended March 31, 2000 from the same period of the prior year was primarily the result of increased administrative expenses in our mobile information management segment subsequent to the acquisitions of Advance Systems and Parallax Research.

We expect general and administrative expenses to continue to increase in the future, although these expenses may vary as a percentage of net revenue. As a result of an increase in our coverage limit resulting from a significant increase in our market capitalization and the current market environment for directors and officers' insurance, in general we expect the cost of our directors and officers' insurance to significantly increase in the coming quarters.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
Amortization of intangibles                     $ 241    864.0%             $ 25           $ 648   1,480.5%             $ 41
      as a % of net revenue                      1.6%                       0.2%            1.5%                        0.1%

The increase in amortization of intangibles for the three months ended March 31, 2000 from the same period in the prior year is the result of goodwill and other intangibles, which arose from the acquisition of Advance Systems. The increase for the nine months ended March 31, 2000 from the same period in the prior year is the result of goodwill and other intangibles, which arose from our acquisitions of Advance Systems, Rand Software and Parallax Research.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -------------------------------------
Income tax provision (benefit)                $ (199)   (198.0)%       $  203        $ (1,561)   314.1%          $ (377)
      as a % of income before taxes            38.0%                     35.0%           28.8%                     19.9%

The change in the income tax benefit for the three and nine months ended March 31, 2000 from the same periods in the prior year were attributable to a change in the net income or loss before income taxes. The changes in the estimated effective tax rates for these periods from the prior year were primarily the result of non-deductible expenses in the prior year associated with the Rand Software and Parallax Research acquisitions. These increases in the estimated effective tax rate were offset, in part, by a valuation allowance to reflect the estimated amount of deferred tax assets arising from our acquisition of Advance Systems. Although realization is not assured, we believe it is more likely than not that the remaining net deferred tax asset will be realized.

RESULTS OF OPERATIONS BY SEGMENT

The discussion below addresses the operating results attributable to each of our three product segments.

MOBILE INFORMATION MANAGEMENT SEGMENT

Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect, disseminate, synchronize and print information on demand. Our products in our mobile information management segment include data synchronization and management software, wireless connectivity products, enterprise Internet solutions and client/server database management systems with remote access capabilities.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
Net revenue                                  $ 10,577        56.5%       $ 6,757        $ 29,133          92.6%     $ 15,123
Loss from operations                             (216)     (263.6)%          132          (4,631)     (1,186.4)%        (360)

Net revenue from mobile information management products grew to 71% of our net revenue for the three months ended March 31, 2000, up from 51% in the same period of the prior year. For the nine months ended March 31, 2000, net revenue from mobile information management products grew to 67% of our net revenue up from 42% in the same period last year.

The increase in net revenue for the three months ended March 31, 2000 from the same period in the prior year was due primarily to increased unit sales of original equipment manufacturer hardware products, increased license fees from our XTNDConnect data synchronization and management products and XTNDAccess wireless connectivity products and increased unit sales of Internet appliance products. The increase was offset by a decrease in the average selling price of hardware products sold to original equipment manufacturers.

The increase in net revenue for the nine months ended March 31, 2000 from the same period in the prior year was due primarily to increased unit sales of hardware products to original equipment manufacturers, increased license fees from our XTNDConnect data synchronization and management products, increased unit sales of Internet appliance products, increased license revenue from Advantage Database Server products and increased license fees from XTNDAccess wireless connectivity products. The increase was offset by a decrease in the average selling price of hardware products sold to original equipment manufacturers.

The loss from operations for the mobile information management segment in the three months ended March 31, 2000 from the same period of the prior year was primarily the result of increases in our spending for mobile information management research and development projects for both mobile data management and universal mobile connectivity products, increased spending in marketing and sales both domestically and internationally and increased amortization expense related to our acquisition of Advance Systems in the first quarter of fiscal 2000.

The increased loss from operations for our mobile information management segment in the nine months ended March 31, 2000 from the same period of the prior year was primarily the result of an acquired in-process research and development charge of $2.4 million from our August 1999 acquisition of Advance Systems and increased amortization expense as a result of this acquisition. The loss was also attributed to increases in spending for research and development projects for both mobile data management and universal mobile connectivity products and increased spending in marketing and sales for all mobile information management products worldwide. Our mobile information management segment recorded an acquired in-process research and development charge of $758,000 in fiscal 1999 related to the acquisitions of Rand Software and Parallax Research.

PRINTING SOLUTIONS SEGMENT

The printing solutions segment includes our maturing network print server and non-network printer sharing products, sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
Net revenue                                   $ 4,348        (31.2)%     $ 6,319        $ 14,110         (31.7)%    $ 20,649
Income from operations                           (280)      (156.5)%         496            (385)       (117.5)%       2,204

The decreases in net revenue for the three and nine months ended March 31, 2000 from the same periods last year were principally due to decreased unit sales of both network print server products and non-network printer sharing products.

Income from operations from our printing solutions segment decreased in the three and nine months ended March 31, 2000 from the same periods the prior year primarily due to decreased gross profit partially offset by a decrease in operating expenses as we shifted resources to support our mobile information management products.

OTHER PRODUCTS SEGMENT

The primary component of our other products segment is our mechanical port replicator products, which we discontinued in December 1998.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
Net revenue                                     $ (29)      (109.3)%       $ 312            $ 14         (96.7)%       $ 418
Income (loss) from operations                     (39)      (167.2)%          58             (71)        (98.0)%      (3,620)

BUSINESS COMBINATION

In August 1999, we acquired all of the outstanding stock of Oval (1415) Limited for $5.5 million in cash, including acquisition expenses, and 625,000 shares of our Common Stock valued at $3.0 million. We accounted for this transaction by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," and, accordingly, Oval's results of operations have been included in our consolidated statement of operations since the acquisition date.

Oval, based in Bristol, England, is the parent company of Advance Systems Limited and Zebedee Software Limited. Advance Systems was a developer of server-based synchronization software for portable computing devices and high-end mobile phones that allows the update and exchange of data with enterprise applications such as Microsoft Exchange, Lotus Notes and corporate databases. Zebedee Software was a software consulting company. Substantially all of the net assets owned by, and operations of, the Oval consolidated group are attributable to Advance Systems, therefore, we will refer to Advance Systems herein when referring to the acquisition.

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
                                                        ----------------

                                                                $ 8,493
                                                        ================

Valuation of the intangible assets acquired from Advance Systems, including acquired in-process research and development, developed technology and goodwill was determined by independent appraisers. We, based upon such independent appraisals, estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $2.4 million. We expensed the amount allocated to acquired in-process research and development as a charge to operations in the first quarter of fiscal 2000.

The appraisers determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from such projects were based on our estimates and excluded amounts expected to result from existing products and technologies. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. We based the estimated cost of net revenue and estimated operating expenses on our cost structure and that of comparable companies.

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 50% to 65%. The discount rates were based on various factors such as:

-   the stage of completion at the acquisition date;
-   the complexity of the work completed as of the acquisition date;
-   costs incurred as of the valuation date;
-   difficulties of completing the remaining development in a reasonable time;
-   technical uncertainties of the remaining tasks; and
-   the costs remaining to complete the projects.

We used a portion of the acquired in-process research and development to further enhance Advance Systems' existing server-based synchronization technology by implementing a plug-in architecture. This type of design allows users and third party software providers to develop small software components that plug into our XTNDConnect product and extend the range of applications supported by XTNDConnect. In September 1999, we implemented the first phase of this architecture with the release of XTNDConnect Version 2.2, which supports IBM's DB2 Everywhere 1.1 (DB2E) handheld relational database and Microsoft's ActiveX Data Object (ADO) interface, and provides other enhanced management tools. The acquired in-process research and development assigned to this project was valued at $951,000 as of the date of the acquisition. We incurred an estimated $69,000 to complete Version 2.2.

In November and December 1999, we released versions of XTNDConnect that support encryption, Lotus Notes/Domino R5 and Symbian's EPOC operating system. The acquired in-process research and development assigned to this project was valued at $1.2 million at the date of the acquisition. This project was approximately 60% complete at the time of the acquisition and required an estimated $41,000 to complete.

We will use the remaining acquired in-process research and development to provide further enhancements to the architecture of our XTNDConnect product line, which at the time of the acquisition were only approximately 10-15% complete. The acquired in-process research and development assigned to this project was valued at $186,000 as of the date of the acquisition. We expect to incur an additional $123,000, from the date of the acquisition, to develop the in-process technology into a commercially viable product with the nature of the efforts principally relating to development and testing that is required to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The primary risk with the completion of this project is the overall scope and complexity. We expect to complete this project by October 2000.

These products may not be successfully developed. If these products are not successfully developed, or are not developed on a timely basis, our competitive position, business and results of operations may be adversely affected in future periods.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net cash used by operating activities for the nine months ended March 31, 2000 was $67,000, a 95.4% decrease from net cash used by operating activities of $1.5 million in the same period of the prior year. Net cash used in the current period was primarily a result of the net loss incurred and an increase in receivables, offset in part by an increase in payables and a decrease in prepaids and other assets. The net cash used by operating activities for the nine months ended March 31, 1999 was primarily due to the net loss incurred, an increase in receivables, a decrease in payables and an increase in prepaids and other assets.

Accounts receivable decreased to $9.0 million at March 31, 2000 from $9.8 million at June 30, 1999. Days sales outstanding in receivables were 42 days at March 31, 2000 and 61 days at June 30, 1999. We expect that accounts receivable may increase in the event that net revenue increases and as net revenue from original equipment manufacturers and international customers represents a higher percentage of our net revenue.

Net cash used by investing activities in nine months ended March 31, 2000 was $3.2 million, a 55% decrease from net cash used by investing activities of $7.1 million in the same period of the prior year. This amount consisted largely of cash payments for the acquisition of Oval, the parent company of Advance Systems and Zebedee Software. The net cash used by investing activities in the nine months ended March 31, 1999 reflects the purchase of available-for-sale securities, the purchase of property and equipment and the net cash paid in our acquisitions of Rand Software and Parallax Research.

We currently plan to incur aggregate capital expenditures of approximately $1.5 million during fiscal 2000, primarily for system improvements, leasehold improvements, software and personal computers.

Net cash used by financing activities in the nine months ended March 31, 2000 was $1.2 million, a 420% decrease from net cash provided by financing activities of $389,000 in the same period of the prior year. This amount consisted primarily of payments on our long-term debt, offset by proceeds from the issuance of common stock under our stock plans. The net cash provided by financing activities in the nine months ended March 31, 1999 resulted primarily from the issuance of common stock under our stock plans.

We have an uncollateralized bank revolving line of credit of $10.0 million that expires on October 31, 2000. Interest on borrowings is at the lender's prime rate minus 1%. There were no borrowings under this line at March 31, 2000 or June 30, 1999. The line of credit agreement and a lease agreement have restrictive covenants that require us to maintain particular financial ratios.

We believe that our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to fund our anticipated working capital, capital expenditures and debt payment requirements through fiscal 2000 and fiscal 2001. In the longer term, we may require additional sources of liquidity to fund future growth. These sources of liquidity may include additional equity offerings, which could result in dilution to our stockholders, or additional debt financing.

In addition to our acquisitions of Rand Software and Parallax Research in fiscal 1999 and our acquisition of Advance Systems in the first fiscal quarter of 2000, we intend to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden our product offerings and to provide a more complete mobile information management product offering. We have no additional commitments or agreements regarding any transaction of this kind; however, we may acquire businesses, products or technologies in the future. We may require additional financing in the future and, if we were required to obtain additional financing in the future, sources of capital may not be available on terms favorable to us, if at all.

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES

We derive a substantial portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of independent distributors. Sales made by our international subsidiaries, excluding our Singapore subsidiary, are generally denominated in foreign currency. Fluctuations in exchange rates between the U.S. dollar and other currencies could harm our business.

We have not experienced significant costs as a result of the introduction of a European single currency, known as the Euro, introduced on January 1, 1999. At an appropriate point before the end of the transition period, December 31, 2001, product prices in participating countries will be denominated in the Euro and converted to local denominations. During the transition period, our financial systems located in the participating countries will be converted from local denominations to the Euro. We do not presently expect that the transition to the Euro will significantly affect our foreign currency exchange and hedging activities. Further, we do not expect that the transition to the Euro will result in any significant increase in costs to us and all costs associated with the transition to the Euro will be expensed to operations as incurred. While we will continue to evaluate the impact of the transition of the Euro, based on currently available information, we do not believe that the introduction of the Euro will harm our business.

From time to time, we enter into foreign currency forward contracts, typically against the Euro and British Pound, to hedge payments and receipts of foreign currencies related to transactions with international subsidiaries. While these hedging instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. Gains and losses on these foreign currency receivables would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in minimal net exposure for us. We do not hold or issue financial instruments for speculative purposes. If we implement hedging activities in the future for foreign currency transactions, we may not be successful in these hedging activities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including particular derivative instruments embedded in other contracts and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under current operations, adoption of Statement of Financial Accounting Standard No. 133 is not expected to harm our business. This statement is effective for our fiscal ending June 30, 2001.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" in December 1999. The staff accounting bulletin summarized the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. Under current operations, we do not expect adoption of this bulletin to have a material impact on our results of operations and financial position. We are required to adopt this bulletin by our first fiscal quarter of 2001.

YEAR 2000 COMPLIANCE

We did not experience significant problems with the date change from December 31, 1999 to January 1, 2000. We cannot, however, conclude that any failure of third parties to achieve Year 2000 compliance will not adversely affect us.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE MARKET PRICE OF OUR COMMON STOCK

IN ADDITION TO THE RISK FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q, THE FOLLOWING ARE IMPORTANT FACTORS, WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS THAT WE MAKE.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results have fluctuated significantly in the past and we expect that they will continue to do so in the future. If our operating results fall below the expectations of securities analysts and investors, the price of our stock may fall. Some of the factors that may cause fluctuations in our operating results include, but are not limited to:

-   changes in the buying patterns of our original equipment manufacturers;
-   changes in customer demand for our products;
- announcements or introductions of new products or services by our competitors;
-   delays in developing and introducing new products and services;
-   changes in our pricing policies as a result of increased competition;
-   the mix of distribution channels through which we sell our products;
- the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
-   the emergence of new technologies or industry standards;
- the timing of customer orders, which can be influenced by fiscal year end buying pressure and seasonal trends;
- a shift in the mix of products sold, resulting in increased sales of lower-margin products;
- the discontinuation of any of our product offerings, which could result in product returns and inventory writeoffs;
-   fluctuations in currency exchange rates; and
- changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

OUR STOCK PRICE MAY BE VOLATILE AND COULD DROP SIGNIFICANTLY, RESULTING IN THE PARTIAL OR TOTAL LOSS OF YOUR INVESTMENT.

The trading price of our common stock may significantly fluctuate, which may cause your investment to decrease in value. For example, during the 52-week period ending April 28, 2000, the price of our common stock ranged from $4.25 to $150.00 per share. The following factors may have a significant impact on the market price of our common stock:

-   quarter-to-quarter variations in operating results;
- announcements of technological innovations or new products by us or our competitors;
-   general conditions in the computer and mobile device industries;
-   price and trading volume volatility in the public stock markets generally;
    and
- changes in securities analysts' earnings estimates or recommendations regarding our competitors, customers or us.

WE DEPEND ON A NUMBER OF KEY BUSINESS RELATIONSHIPS AND IF WE FAIL TO MAINTAIN THESE RELATIONSHIPS OR ARE UNABLE TO DEVELOP NEW RELATIONSHIPS, OUR BUSINESS WOULD SUFFER.

An important element of our strategy involves entering into key business relationships with other companies that relate to product development, joint marketing and the development of protocols for mobile communications. If we fail to maintain our current relationships or are unable to develop new relationships, our business would suffer. Some of these relationships impose substantial product support obligations on us, which may not be offset by significant revenue. The benefits to us may not outweigh or justify our obligations in these relationships.

Our existing key business relationships do not, and any future key business relationships may not, provide us any exclusive rights. Many of the companies with which we have established and intend to establish key business relationships have multiple strategic relationships, and these companies may not regard their relationships with us as significant. Most of these relationships may be terminated by either party with little notice. In addition, these companies may attempt to develop or acquire products that compete with our products either on their own or in collaboration with others, including our competitors. Further, our existing business relationships may interfere with our ability to enter into other relationships.

IF SPECIFIC INDUSTRY-WIDE STANDARDS AND PROTOCOLS, SUCH AS BLUETOOTH, WAP AND IRDA, UPON WHICH OUR PRODUCTS ARE OR WILL BE BASED, DO NOT ACHIEVE WIDESPREAD ACCEPTANCE, OUR BUSINESS WOULD BE HARMED.

We have designed a number of our current and upcoming products to conform to industry-standard infrared, short-range radio and networking standards and protocols, such as the short-range radio communication protocol known as Bluetooth, the Wireless Application Protocol (WAP), and the communication protocol created by the Infrared Data Association, known as IrDA. If these standards and protocols do not achieve acceptance, our business would be harmed. Even if accepted, these industry-wide specifications may not be widely adopted, or competing specifications may emerge. In addition, technologies based on these standards and specifications may not be adopted as the standard or preferred technologies for wireless connectivity, thereby discouraging manufacturers of personal computers and mobile devices from bundling or integrating these technologies in their products.

THE MOBILE DATA MANAGEMENT AND UNIVERSAL MOBILE CONNECTIVITY MARKETS ARE NEW AND EVOLVING AND MAY NOT CONTINUE TO GROW, WHICH WOULD REDUCE DEMAND FOR OUR PRODUCTS AND HARM OUR BUSINESS.

The mobile data management and universal mobile connectivity markets are still emerging and may not continue to grow. Even if the markets grow, our products that address these markets may not be successful. The success of these products will rely to a large degree on the increased use of mobile devices, including personal digital assistants, mobile phones, pagers, laptop and handheld computers and digital cameras. Enterprises and original equipment manufacturers may not develop sufficient confidence in mobile devices to deploy our products to a significant degree. Any inability to continue to penetrate the existing markets for mobile data management and universal mobile connectivity products, the failure of current markets to grow, new markets to develop, or these markets to be receptive to our products, could harm our business. The emergence of these markets will be affected by a number of factors beyond our control.

IF ORIGINAL EQUIPMENT MANUFACTURERS REDUCE THEIR PURCHASES OF OUR PRODUCTS, OUR OPERATING RESULTS AND FUTURE GROWTH COULD BE HARMED.

A significant portion of our net revenue in any quarter is typically derived from sales to a limited number of original equipment manufacturers. Sales to original equipment manufacturers involve a number of potential risks, including potential competition from original equipment manufacturers and the ineffectiveness of the marketing efforts of original equipment manufacturers for their own products. The original equipment manufacturers to which we sell our products may in the future incorporate competing products into their systems or internally develop competing products and technology. In the event that these or other original equipment manufacturers reduce their purchases of our products, our operating results and future growth could be harmed. In addition, any significant deferral of purchases of our products by original equipment manufacturers could harm our quarterly operating results.

Sales to original equipment manufacturers frequently involve lengthy sales cycles, typically six to 12 months, and may be subject to a number of significant risks over which we have little or no control, including:

-   customers' budgetary constraints and internal acceptance review procedures;
-   the timing of our customers' budget cycles; and
-   the timing of customers' competitive product evaluation processes.

WE INTEND TO PURSUE ADDITIONAL ACQUISITIONS, AND ANY ACQUISITIONS COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR ADVERSELY AFFECT OUR OPERATING RESULTS.

As part of our strategy, we intend to continue to pursue the acquisition of companies that either complement or expand our existing business. If we fail to properly evaluate and execute acquisitions, our business would be harmed. We may not be able to properly evaluate the technology and accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses. Acquisitions involve a number of risks and difficulties, including:

-   expansion into new markets and business areas;
- the integration of acquired technologies with our existing products and technologies;
- diversion of management's attention and other resources to the assimilation of the operations and personnel of the acquired companies;
- availability of equity or debt financing on terms favorable to us or our stockholders;
- integration of management information systems, personnel, research and development and marketing, sales and support operations; and
-   potential adverse short-term effects on our operating results.

In addition, if we conduct acquisitions using debt or equity securities, existing stockholders may be diluted, which could affect the market price of our stock.

WE FORECAST MANY OF OUR EXPENSES BASED ON EXPECTED NET REVENUE, WHICH IS DIFFICULT TO PREDICT. IF WE FAIL TO ACCURATELY PREDICT NET REVENUE IN A PARTICULAR PERIOD, WE MAY BE UNABLE TO ADJUST OUR EXPENSES IN THAT PERIOD, AND OUR OPERATING RESULTS WOULD BE HARMED.

Our quarterly net revenue and operating results depend in large part on the volume and timing of orders received within the quarter, which are difficult to forecast. We typically operate with a relatively small order backlog and significant portions of our expenses are fixed in advance, based in large part on our forecast of future net revenue. In addition, a majority of our net revenue results from the sale of products to a limited number of original equipment manufacturers and distributors, which are difficult to predict. None of our distributors or original equipment manufacturers are obligated to purchase our products except pursuant to current purchase orders. If net revenue is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual net revenue as compared to estimated net revenue could harm our operating results.

WE HAVE EXPERIENCED SEASONALITY IN OUR NET REVENUE, WHICH MAY CAUSE OUR OPERATING RESULTS TO FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

We have experienced some seasonality in our net revenue and we expect to continue to experience seasonality in the future. Seasonal fluctuations in our net revenue may cause our operating results to fail to meet the expectations of securities analysts or investors, which may cause our stock price to decline. Net revenue in our first fiscal quarter is typically lower than net revenue in the prior fourth fiscal quarter, reflecting lower sales in Europe and other regions in the summer months when business activities are reduced. Our net revenue may also experience some fluctuation in the first and third fiscal quarters as a result of fiscal year-end buying by the U.S. and Canadian governments.

OUR MARKET IS BECOMING INCREASINGLY COMPETITIVE, WHICH COULD RESULT IN LOWER PRICES FOR OUR PRODUCTS OR A LOSS OF MARKET SHARE.

We may not compete successfully against current or future competitors, some of whom have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources. Increased competition may result in price reductions, reduced margins, loss of market share and a change in our business and marketing strategies, any of which could harm our business. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend the market acceptance of our products. Price concessions or the emergence of other pricing or distribution strategies by our competitors or us may diminish our revenue.

We compete with:

- mobile data management companies, including Puma Technology, fusionOne, Aether Software, a subsidiary of Aether Systems and formerly known as Riverbed Technologies, and Starfish Software, a subsidiary of Motorola;
- mobile connectivity companies, including Widcomm, CALIBRE Systems, ClariNet Communications and Digianswer, a subsidiary of Motorola;
- internet solutions providers, including eSoft, Cobalt Networks, IBM and Ramp Networks;
-    print server manufacturers, including Hewlett-Packard, Intel and Lexmark;
     and
- internal research and development departments of original equipment manufacturers, many of whom are our current customers.

As the markets for mobile data management and universal mobile connectivity products grow, we expect competition from existing competitors to intensify and new competitors, including original equipment manufacturers to whom we sell our products, to introduce products that compete with ours.

INTERNATIONAL SALES AND OPERATIONS REPRESENT A SUBSTANTIAL PORTION OF OUR NET REVENUE. OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

We derive a substantial portion of our net revenue from international sales. For the nine months ended March 31, 2000, net revenue from international sales accounted for approximately 71% of our net revenue. We expect that international sales will continue to represent a substantial portion of our net revenue for the foreseeable future. International sales are subject to a number of risks, including:

-    changes in government regulations;
-    export license requirements;
- changes in tariffs, trade barriers or taxes, such as potential changes in tax laws regarding U.S. export sales;
- fluctuations in currency exchange rates, which could cause our products to become relatively more expensive to customers in a particular country and lead to a reduction in sales in that country;
-    longer collection and payment cycles than those in the United States;
-    difficulty in staffing and managing international operations; and
- political and economic instability, including instability caused by the European monetary union and military actions.

In addition, if any significant international original equipment manufacturer or distributor were to cease purchasing products or were to significantly reduce its orders for any reason, our business could be harmed.

CURRENCY EXCHANGE RATE FLUCTUATIONS COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

The transactions made through our subsidiaries in France, Germany, Italy, the Netherlands and the United Kingdom are primarily denominated in local currencies. Accordingly, these international operations expose us to currency exchange rate fluctuations which in turn could cause our operating results to fluctuate. From time to time we enter into foreign currency forward contracts, typically against the Euro and British Pound, to hedge our exposure to exchange rate fluctuations resulting from intercompany transactions with our international subsidiaries. The success of these hedging activities depends upon estimates of intercompany balances denominated in various foreign currencies. To the extent that these estimates are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

IF OUR THIRD-PARTY MANUFACTURERS FAIL TO PROVIDE US WITH QUALITY, COST-EFFECTIVE PRODUCTS IN A TIMELY MANNER OR IN SUFFICIENT VOLUMES TO MEET CUSTOMER DEMAND, OUR BUSINESS AND OPERATING RESULTS MAY BE HARMED.

We maintain a limited in-house manufacturing capability for performing materials procurement, final assembly, testing, quality assurance and shipping. We rely primarily on independent subcontractors to manufacture our products and we intend to continue our reliance upon third-party manufacturers in the future. Some of our products are manufactured in their entirety by third parties. Our reliance on third-party manufacturers involves a number of risks, including the potential inability to obtain an adequate supply of existing and new products and reduced control over delivery schedules, product quality and product cost. For example, in December 1998, we announced our decision to exit the port replicator business due in part to quality problems associated with the third-party manufacturer of this product. Our decision to exit the port replicator business was the primary cause of the decline in our net revenue in the quarter ended December 31, 1998.

IF OUR THIRD-PARTY SUPPLIERS FAIL TO MAKE DELIVERIES THAT MEET OUR MANUFACTURING SCHEDULES, OUR BUSINESS MAY BE HARMED.

We rely on third-party suppliers for components used in our products. Because the manufacturing of our products can involve long lead times, in the event of unanticipated increases in demand for our products, we could be unable to obtain product components quickly enough to manufacture particular products in a quantity sufficient to meet customer demand. As a result, our business may be harmed. Some of the components used in our products, including particular semiconductor components and infrared transmission components, are currently available from a limited number of suppliers. From time to time, we have experienced difficulty in obtaining components from suppliers due to increased industry demand and a lack of available supply. We are currently experiencing some difficulty in obtaining an adequate supply of flash memory for our printing solutions products and some components commonly used in the manufacture of mobile phones, such as resistors and capacitors, for our wireless connectivity products. Any inability to obtain adequate deliveries, increased costs or other circumstances that would require us to seek alternative suppliers could impair our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers and increase the manufacturing cost of our products, either of which would harm our business.

SALES TO HEWLETT-PACKARD ARE CURRENTLY A SIGNIFICANT PORTION OF OUR NET REVENUE, AND IF HEWLETT-PACKARD DECIDES TO DECREASE OR DISCONTINUE PURCHASING OUR PRODUCTS, OUR NET REVENUE MAY DECLINE.

For the nine months ended March 31, 2000, sales to Hewlett-Packard represented 24% of our net revenue, the substantial majority of which was generated by the bundling of our XTNDAccess IrDA Printer Adapter with Hewlett-Packard mid-range printers. In April 2000, Hewlett-Packard notified us that it will no longer bundle our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but will offer our product as a free accessory to their customers with the purchase of the Hewlett-Packard printer. As a result, we expect our net revenue from Hewlett-Packard to decline. If Hewlett-Packard decides to further decrease its purchases, our net revenue may decline further. Hewlett-Packard is not obligated to purchase any minimum quantities of our product in any given period of time. The markets for printers are characterized by high price competition and relatively low gross margins. These factors could cause Hewlett-Packard to reduce production of or eliminate the printers for which our product is purchased or seek price concessions from us. Any of these events could cause our net revenue to decline.

WE RELY UPON THIRD-PARTY DISTRIBUTORS AND RESELLERS, WHO MAY NOT DEVOTE RESOURCES TO ADEQUATELY SUPPORT OUR PRODUCTS.

We sell some of our products, mainly our printing solutions products, primarily through distributors and resellers. Our success depends on the continued sales efforts of our network of distributors and resellers. Some of our existing distributors currently distribute, or may in the future distribute, the products of our competitors. These third-party distributors may not recommend our products or may not devote sufficient resources to market or adequately support our products.

We provide most of our distributors and resellers with limited product return rights for stock rotation and with some price protection rights. We may experience significant returns in the future and we may not make adequate allowances to offset these returns. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for these products. The short life cycles of our products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by us or our competitors or other factors affecting the markets in which we compete could result in significant product returns. For example, in the quarter ended December 31, 1998, we discontinued our mechanical port replicator products and, as a result, recorded an allowance for product returns of $1.0 million. Our distributors maintain inventory of the products they purchase from us. Changes in inventory management policies at any of our key distributors could harm our business.

WE DEPEND ON NON-EXCLUSIVE LICENSES FOR SOME OF THE TECHNOLOGY WE USE WITH OUR PRODUCTS.

We license technology on a non-exclusive basis from several companies for use with our products and anticipate that we will continue to do so in the future. For example, we license authentication and encryption technology from Certicom Corporation, which we include in our XTNDConnect Server products. Our inability to continue to license this technology, or to license other necessary technology for use with our products, could result in the loss of or delays in the inclusion of important features of our products or result in substantial increases in royalty payments that we would have to pay pursuant to alternative third-party licenses, any of which could harm our business. In addition, the effective implementation of our products depends upon the successful operation of licensed software in conjunction with our products. Any undetected errors in products resulting from this licensed software may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP OR INTRODUCE NEW PRODUCTS.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Any delays in the introduction or shipment of new or enhanced products, the inability of our products to achieve market acceptance or problems associated with new product transitions could harm our business. The product development process involves a number of risks. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand.

IF ENTERPRISES AND INDIVIDUALS ARE RELUCTANT TO USE THE INTERNET TO MANAGE INFORMATION, IT WILL HARM SALES OF SOME OF OUR PRODUCTS.

Sales of some of our products, including our mobile data management and our enterprise Internet products, in particular, largely depend upon on the increased use of the Internet by enterprises as replacements for, or enhancements to, their private networks. However, enterprises may be reluctant to use Internet services or applications for functions that are important for their operations. If enterprises determine that our mobile data management and enterprise Internet products do not provide adequate security for dissemination of information over the Internet, or if for any other reason customers fail to accept our applications and services for use over the Internet, our business could be harmed.

THE COMPLEX COMPUTER SOFTWARE AND HARDWARE PRODUCTS THAT WE PRODUCE MAY CONTAIN DEFECTS FOR WHICH WE MAY BE LIABLE.

Software and computer hardware products as complex as those we offer may contain undetected errors when first introduced or as new versions are released. These errors could result in dissatisfied customers, product liability claims and the loss of or delay in market acceptance of new or enhanced products, any of which could harm our business. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may deploy our products. For example, our mobile information management products are used in a wide variety of telecommunications environments. Changes in technology standards or an increase in the number of telecommunications technologies used in the marketplace may create compatibility issues with our products and our customers' environments. Accordingly, despite testing by us and by current and potential customers, errors could be found after commencement of commercial shipment. A successful product liability claim brought against us could result in our payment of significant legal fees and/or damages, which would harm our business.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS WILL SUFFER.

Any growth we experience is likely to place a significant strain on our administrative, operational and financial resources and to increase demands on our systems and controls, which could harm our business. Growth may also result in an increase in the scope of responsibility for management personnel. We anticipate that growth and expansion will require us to recruit, hire, train and retain a substantial number of new engineering, executive, sales and marketing personnel. In the current employment environment we have experienced difficulty in recruiting qualified personnel, and continued difficulty in this regard could limit our ability to grow. In addition, in order to manage our growth successfully, we will need to continue to expand and improve our operational, management and financial systems and controls. The failure to do so could harm our business.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PATENT, TRADEMARK, COPYRIGHT OR OTHER INTELLECTUAL PROPERTY RIGHTS FROM COMPETITORS, AND WE MAY BE REQUIRED TO USE A SIGNIFICANT AMOUNT OF OUR RESOURCES TO DEFEND OURSELVES FROM INFRINGEMENT CLAIMS MADE BY OTHERS.

Our patents, trademarks or copyrights may be invalidated, circumvented or challenged, and the rights granted under these patents, trademarks and copyrights may not provide us with any competitive advantage, which could harm our business. Any of our pending or future patent applications may not be issued with the scope of the claims we are seeking, if at all. In addition, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around our patents. Further, effective intellectual property protection may be unavailable or limited in some countries outside of the United States.

If a court finds that we infringe on the intellectual property rights of any third party, we could be subject to liabilities which could harm our business. As a result, we might be required to seek licenses from other companies or to refrain from using, manufacturing or selling specific products or using specific processes. Holders of patents and other intellectual property rights may not offer licenses to use their patents or other intellectual property rights on acceptable terms, or at all. Failure to obtain these licenses on commercially reasonable terms or at all could harm our business.

In order to protect our proprietary rights, we may decide to sue third parties. Any litigation, whether brought by or against us, could cause us to incur significant expenses and could divert a large amount of management time and effort. A claim by us against a third party could in turn cause a counterclaim by the third party against us, which could impair our intellectual property rights and harm our business.

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

Our success depends upon the continuing contributions of our key management, engineering, sales and marketing personnel. The loss of key management or technical personnel could harm our business. We do not maintain any key-person life insurance policies. We believe that our success will also depend upon our ability to attract and retain highly skilled management, engineering, sales and marketing personnel. In particular, we are currently attempting to recruit new engineering personnel; however, we may not be successful at hiring or retaining these personnel.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, EVEN IF DOING SO WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

Provisions in our restated certificate of incorporation and our bylaws may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. For example, our restated certificate of incorporation divides the board of directors into three classes, each serving a staggered three-year term, and does not permit action by written consent of the stockholders or cumulative voting. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While we have no present intention to issue shares of preferred stock, the issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with an interested stockholder for three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 could have the effect of delaying or preventing a change of control. We will have broad discretion to allocate a large percentage proceeds of this offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our long-term debt consists of a capital lease that is at a fixed imputed interest rate. Therefore, the fair value of this instrument is affected by changes in market interest rates. Because our capital lease is due in September 2000, we believe that the market risk arising from our long-term debt is minimal.

We derive a substantial portion of our revenue from international sales, principally through our international subsidiaries in France, Germany, Italy, Singapore, the United Kingdom and the Netherlands, and through a limited number of original equipment manufacturers and independent distributors. Therefore, we face exposure to adverse movements in foreign currency exchange rates. Sales made by our international subsidiaries are generally denominated in the country's local currency with the exception of our subsidiary in Singapore. Fluctuations in exchange rates between the U.S. dollar and other foreign currencies could harm our business.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Euro and British Pound to hedge payments and receipts of foreign currencies related to the purchase and sale of goods to international subsidiaries. At March 31, 2000, we had contracts in place totaling $4.2 million that matured within 30 days. While these hedging instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. Business

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business. On October 28, 1999, Mobility Electronics, Inc. filed suit against us and certain other parties in the Superior Court for Maricopa County, Arizona, seeking unspecified compensatory and punitive damages and alleging breach of contract and civil conspiracy claims against us. On February 17, 2000, the court granted our motion to compel arbitration of Mobility's claims pursuant to an arbitration clause in our agreement with Mobility. As a result, the lawsuit has been stayed pending completion of arbitration and will be automatically dismissed on August 28, 2000. To date, Mobility has not instigated arbitration proceedings based on the claims alleged in their complaint. We believe Mobility's claims are without merit and the likelihood of an unfavorable outcome upon any arbitration is remote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

27.1  Financial Data Schedule

(b)  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the three months ended March 31, 2000.

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