Form 10-K
period 2000-06-30
EXTENDED SYSTEMS INC
filed 2000-09-21
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price of such stock as of September 8, 2000, as reported by The Nasdaq Stock Market, was approximately $279 million. Shares of Common Stock held by each officer and director and by each person who own 5% or more of the outstanding shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of September 8, 2000, there were 10,412,918, shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 25, 2000, are incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I.
Item 1.   Business                                                                                   3
Item 2.   Properties                                                                                15
Item 3.   Legal Proceedings                                                                         16
Item 4.   Submission of Matters to a Vote of Security Holders                                       16

PART II.
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                     16
Item 6.   Selected Financial Data                                                                   17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations     17

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                                34
Item 8.   Financial Statements and Supplementary Data                                               35
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      35

PART III.
Item 10.  Directors and Executive Officers of the Registrant                                        35
Item 11.  Executive Compensation                                                                    36
Item 12.  Security Ownership of Certain Beneficial Owners and Management                            36
Item 13.  Certain Relationships and Related Transactions                                            36

PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                           37

          SIGNATURES                                                                                59

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-K, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO US, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q TO BE FILED IN FISCAL 2001. ALL PERIOD REFERENCES ARE TO OUR FISCAL YEARS ENDED JUNE 30, 2001, 2000, 1999 AND 1998, UNLESS OTHERWISE INDICATED.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

We provide mobile information management products designed to increase the efficiency of mobile computing and communications. Enterprises and users are increasingly relying on mobile devices to access time-sensitive and critical information and enable personal information management, enterprise automation and mobile workforce management. Our mobile information management products empower users to access, collect, synchronize and print information on demand from various locations and from a variety of devices. These devices include mobile phones, pagers and personal digital assistants, which operate using the Palm OS, Windows CE and Symbian EPOC operating systems. Our mobile information management products feature:

-    mobile data synchronization and management software and applications;
- wireless connectivity technology based on Bluetooth and Infrared Data Association standards;
-    client/server database management systems with remote access capabilities;
     and
-    software and appliances that enable enterprises to use the Internet.

We design our products and technologies to provide cost-effective and reliable mobile computing to enterprises, users, manufacturers of mobile devices, application developers and telecommunications service providers. Our products enable:

- synchronization of information between disparate mobile devices and between mobile devices and personal computers or enterprise networks;
- access to networks or peripherals within enterprise facilities and enable enterprises to extend applications to users beyond the network environment and over the Internet without physical connections;
- users and enterprises to increase their efficiency and flexibility by using their mobile devices for a variety of new tasks, thereby increasing their use of these devices; and
- device manufacturers and application developers to design products to better meet the needs of enterprises and users, and telecommunications service providers to enhance their revenue opportunities.

We have relationships with or sell our products to leading mobile communications and computing companies and corporate enterprises, including 3Com, British Airways, Casio, Compaq, DaimlerChrysler, Enron, Ericsson, Fujitsu, Hewlett-Packard, IBM, Intel, iPlanet, Microsoft, Motorola, Nokia, One2One, Orange, Palm, Sharp, Siemens and Toshiba.

INDUSTRY BACKGROUND

The use of mobile devices has increased tremendously as laptop and handheld computers, mobile phones, pagers and personal digital assistants have achieved popular acceptance and become more advanced and powerful. Improvements in mobile technology and wireless infrastructure are facilitating greater bandwidth, thereby enabling both data and voice transmission. Gartner Group-Dataquest, an industry research firm, projects that the number of mobile phone users will grow to 1.4 billion by 2003. Gartner Group-Dataquest also projects that worldwide sales of mobile devices other than mobile phones will increase to 55 million units per year by 2003.

Meanwhile, competition and deregulation in the wireless communications industry have resulted in downward pressure on wireless service rates. Consequently, service providers are attempting to maximize revenue opportunities by developing new services and encouraging usage, while simultaneously reducing the costs associated with customer turnover and the deployment of new services. As a result, mobile device manufacturers and application developers face pressure from service providers to increase the usability and value of their devices and applications. Many of these manufacturers and developers seek to utilize data communications capabilities to do so. However, the absence of common standards for data communications has historically prevented the widespread adoption and promotion of data communications across the mobile communications industry. To address this situation, industry consortia were formed to develop industry-wide standards and protocols for wireless communication. These consortia have developed various complementary protocols, including protocols for short-range radio-frequency communication, known as Bluetooth, infrared communication protocols created by the Infrared Data Association, known as IrDA, data synchronization protocols, known as SyncML, and the Wireless Application Protocol, known as WAP. Service providers, device manufacturers and application developers are integrating these data communication capabilities to improve functionality and deliver an array of mobile communications products and services.

Enterprises seek to increase productivity through the easy, secure and cost-effective management of information access, collaboration and the use of mobile devices. Increasingly, users need secure, reliable and efficient access to critical information on demand. In addition, users need access to enterprise network information from many locations, both within and outside an enterprise's facilities, and through various mobile devices. As a result, mobile devices are being used for:

- PERSONAL INFORMATION MANAGEMENT. Users employ mobile devices in conjunction with their primary computers for tasks such as contact management, scheduling and e-mail access.
- ENTERPRISE AUTOMATION. Enterprises deploy mobile devices for tasks within the enterprise such as inventory control and management, quality assurance, data entry and access.
- MOBILE WORKFORCE MANAGEMENT. Enterprises deploy mobile devices for tasks outside the enterprise such as sales force automation, real-time collaboration and data access.

Unfortunately, providing flexible information access has been a cumbersome and expensive proposition and has historically required that users make a wired connection to the network wherever they required access. In addition, with the increased use of mobile devices, many users currently must employ several devices simultaneously. Although they all may require access to the same information, these devices often run applications on separate platforms. For example, a mobile worker using a laptop for corporate e-mail may also use a personal digital assistant with personal contact information, and a mobile phone with an embedded directory, each of which functions with different operating systems, platforms and data delivery formats. To facilitate user productivity, this information must be synchronized and managed across devices and applications. Thus, users require simple, secure tools to access, collect, synchronize and print information.

Enterprises, users, device manufacturers, application developers and service providers demand a solution that provides data management and wireless connectivity between disparate mobile devices, and between mobile devices and the information and applications which reside on personal computers or the enterprise network. This type of solution must allow:

- enterprises to provide cost-effective and seamless access to information regardless of location;
- users to increase their productivity by connecting a variety of mobile devices to access and manage information;
- device manufacturers and application developers to enhance the value and usability of their devices and applications, facilitating greater market acceptance and increased use; and
- telecommunications service providers to take advantage of data communication capabilities to drive increased usage and user loyalty.

OUR SOLUTION

We develop and market mobile information management products that enable secure, reliable and efficient access, collection, synchronization and printing of information on demand. We have designed our products to:

- ENABLE MOBILE DATA MANAGEMENT. Our mobile data management products enable enterprises and users to synchronize information between disparate mobile devices and between mobile devices and personal computers or enterprise networks. We believe enterprises can reduce their initial capital investment in computer hardware and software, and their network administrative costs by using our technology to deploy applications on mobile devices. Using our products, users can manage information between their mobile devices and personal computers, enterprise server applications, such as Microsoft Exchange and Lotus Domino, or custom database applications. In addition, enterprises can securely and efficiently deploy and manage a variety of mobile devices, and extend their applications and databases across a distributed network and over the Internet.
- ENABLE UNIVERSAL MOBILE CONNECTIVITY. Our products facilitate enterprise automation and effective mobile workforce management by providing wireless connectivity between disparate mobile devices and between mobile devices and personal computers or enterprise networks. Enterprises can use our products to reduce or eliminate their remote access toll charges and their total cost of ownership associated with supporting remote and Internet access. Our products enable mobile workers to access networks or peripherals within enterprise facilities and enable enterprises to extend applications to users beyond the network environment and over the Internet, without physical connections.
- INCREASE EFFICIENCY AND USABILITY OF MOBILE DEVICES. Our mobile information management products improve the management of information and applications and provide convenient, wireless connectivity. These products enable users to share data and information between their mobile devices while accessing information from the Internet, personal computers or enterprise networks on demand. Enterprises can utilize devices to extend their network applications cost effectively to other applications. We believe our mobile information management products help mobile users and enterprises increase their efficiency by using mobile devices for a variety of new tasks, thereby increasing their use of these devices.
- INCREASE VALUE AND USAGE OF MOBILE DEVICES AND COMMUNICATIONS SERVICES. Our platforms and technologies provide the tools to enable device manufacturers and application developers to design and enhance products to meet the needs of both enterprises and users. Because our technology enables cost-effective communication and the ability to easily manage many disparate devices, we believe device manufacturers and application developers are able to increase the value of the products they sell, thereby encouraging increased adoption of those products. In addition, we believe the increased adoption of mobile devices will in turn drive increased usage of and loyalty to providers of mobile communications services, thereby increasing service providers' revenue opportunities and minimizing their costs.

STRATEGY

Our objective is to become the leading provider of mobile information management products. To achieve this objective, we have adopted the following strategies:

- CONTINUE TO DEVELOP AND MAINTAIN A BROAD ARRAY OF MOBILE INFORMATION MANAGEMENT PRODUCTS AND TECHNOLOGIES. We are committed to building and maintaining a full range of mobile information management products and technologies that address the data management and wireless connectivity needs of enterprises and mobile users across a broad range of mobile devices. Our products support the current leading mobile device platforms, including the Palm OS, Windows CE, and Symbian EPOC platforms. Furthermore, we are committed to designing our technology and products to be compatible with new and emerging protocols. By continuing to provide a broad range of products, we believe we can successfully meet the mobile information needs of users and enterprises, while enhancing the ability of service providers, device manufacturers, and application developers to increase the value of their own products and services.
- LEVERAGE RELATIONSHIPS WITH LEADING MOBILE DEVICE MANUFACTURERS AND APPLICATIONS DEVELOPERS. We maintain relationships with leading hardware and software vendors, including 3Com, Compaq, Ericsson, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, Motorola, NEC, Palm, Sharp and Toshiba. We believe that these relationships allow us to develop leading-edge products and technology and influence the development of new platforms and protocols. We also believe these relationships will continue to help us achieve broader distribution of our products and technologies, making them pervasive in the mobile information management market. For example, we collaborated with Microsoft on the development of synchronization products for the Windows CE operating system and with Palm to provide Bluetooth technology for use in the Palm OS.
- CONTINUE OUR LEADERSHIP IN THE DEVELOPMENT OF STANDARDS FOR MOBILE COMMUNICATIONS. We actively work with industry consortia to develop wireless standards and protocols. These consortia are comprised of industry leaders, device manufacturers and software developers, and we actively participate on the leading standards boards and technical committees of these consortia. For example, we were a founding member of the Infrared Data Association, which developed the IrDA protocol. As a result of our efforts in IrDA, we were invited by the founders of Bluetooth to participate in the Bluetooth early adopter group and were recently accepted as an associate member of the Bluetooth Special Interest Group. Extended Systems is also a supporting member of the SyncML Initiative. We believe our leadership in these consortia will continue to make our mobile information management products and technologies an integral part of mobile communications solutions.
- TARGET RESOURCES ON GLOBAL CUSTOMERS. Our products are currently included in the mobile devices of industry leaders such as Ericsson, Motorola and Palm. We believe the integration of our technology in leading mobile devices provides a significant opportunity to reach the enterprises and mobile workers who are the primary users of these devices. In addition, we have invested substantial resources to develop our international marketing, sales and support infrastructure. Although our products are appropriate for use by enterprises of all sizes, we believe large multi-national enterprises are the most lucrative market for our products. We intend to continue to focus resources to sell to large enterprises and to international markets that are adopting the use of mobile communications most rapidly.
- ACQUIRE COMPLEMENTARY BUSINESSES AND TECHNOLOGIES. In order to broaden our product offering and extend our distribution channels, we have in the past and intend in the future to pursue acquisitions of, and investments in, companies with complementary products, technologies or distribution networks. For example, in August 1999, we acquired Advance Systems, a developer of server-based synchronization software for portable computing devices and high-end mobile phones. Our acquisition of Advance Systems has further strengthened our relationships with IBM and Microsoft. In October 1998 and November 1998, we completed acquisitions of Rand Software, a developer of data synchronization software, and Parallax Research, a developer of infrared connectivity products. In April 1997, we acquired Counterpoint Systems Foundry, a developer of connectivity software. The Counterpoint acquisition formed the basis for our Bluetooth technology. In addition, over time we have augmented our sales and marketing presence in France, Germany and the United Kingdom by acquiring distributors in those countries.

OUR PRODUCTS

We offer products in two business segments: mobile information management and printing solutions.

MOBILE INFORMATION MANAGEMENT

We design, manufacture, sell and service products that enable secure, reliable and efficient access, collection, synchronization and printing of information on demand. This segment consists of mobile data management products and universal mobile connectivity products.

MOBILE DATA MANAGEMENT PRODUCTS

Our mobile data management products enable information to be transferred directly between corporate applications and mobile devices through a variety of connections and provide database applications in distributed environments for mobile users.

Our mobile data management products consist of mobile data synchronization and management products and client/server database products. These products provide individual users and large enterprises with the management tools necessary to cost effectively use and deploy mobile devices for personal information management and mobile workforce deployment.

                                                                                             TARGET
       PRODUCT                                DESCRIPTION                            CUSTOMERS/RELATIONSHIPS
------------------------------------------------------------------------------------------------------------------
Mobile Synchronization and Data Management Products:
------------------------------------------------------------------------------------------------------------------
XTNDConnect Server     It is a software application that:                         -  Enterprises that are
                       -  allows information to be transferred directly              deploying mobile devices.
                          between enterprise network applications and mobile      -  Application
                          devices through a variety of connections;                  developers who design
                       -  provides IT staff centralized control, data                vertical mobile
                          security and management for mobile devices;                applications. Examples of
                       -  supports Palm OS, Windows CE, Pocket PC and                vertical markets include
                          Symbian EPOC devices;                                      healthcare, finance, legal
                       -  enables users to easily synchronize data with              and automotive.
                          servers, including Microsoft Exchange and Lotus Domino  -  XTNDConnect Server
                          and with ODBC-compliant databases such as DB2, Oracle,     serves as the foundation
                          Sybase and Advantage Database Server; and                  for IBM's Mobile Connect
                       -  assures the secure transfer of corporate data to           product.
                          and from mobile devices using Certicom encryption.      -  Microsoft recommends
                       We added XTNDConnect Server to our product line when we       XTNDConnect Server for use
                       purchased Advance Systems.                                    with Microsoft Exchange and
                                                                                     Windows CE.
------------------------------------------------------------------------------------------------------------------
XTNDConnect PC         It is a software application that:                         -  Enterprises and users
                       -  allows a user to manage and synchronize personal           through electronic commerce.
                          information such as contacts, calendar, tasks and       -  Original equipment
                          email between a mobile device and popular personal         manufacturers, such as
                          computer applications;                                     personal digital assistant,
                       -  supports devices including Palm OS, Windows CE             mobile phone, pager, laptop
                          and Pocket PC devices; and                                 computer and digital camera
                       -  supports many popular personal computer                    manufacturers.
                          applications including Microsoft Outlook, Lotus Notes,  -  Ericsson bundles
                          Act!2000, and Goldmine.                                    XTNDConnect PC with select
                       We added this product to our product line when we             WAP-enabled phones.
                       purchased Rand Software.                                   -  AnyDay.com uses
                                                                                     XTNDConnect PC to allow
                                                                                     users to update and share
                                                                                     data using AnyDay.com's
                                                                                     Web-based on-line personal
                                                                                     information management
                                                                                     service.
------------------------------------------------------------------------------------------------------------------


                                                                                              TARGET
        PRODUCT                                DESCRIPTION                           CUSTOMERS/RELATIONSHIPS
--------------------------------------------------------------------------------------------------------------------
Client/Server Database Products:
--------------------------------------------------------------------------------------------------------------------

Remote Procedure        An extendable, embedded, middleware server that:           -  Application developers
   Middleware Server    -  simplifies distributed application development;            who design vertical mobile
                        -  provides a suite of programming tools designed             applications.
                           specifically for Delphi for the fastest middleware
                           development possible; and
                        -  is particularly useful for mobile environments to
                           offload application processing from the handheld
                           device to the server allowing more sophisticated
                           applications to be deployed.
                        We believe middleware architecture can provide many
                        benefits over traditional two-tier database
                        applications, such as centralized business rules,
                        abstraction.
--------------------------------------------------------------------------------------------------------------------
Advantage Database      A high performance client/server database management       -  Application developers
   Server               system for standalone, networked, mobile and Internet         who design vertical mobile
                        database applications that:                                   applications.
                        -  provides developers the flexibility to combine
                           SQL statements and relational data access methods
                           with the performance and control of navigational
                           commands;
                        -  includes native SQL support as well as a client
                           interface, supporting common application
                           development tools such as Delphi, Visual Objects
                           and Visual Basic, as well as any applications with
                           an ODBC interface;
                        -  works in both Novell NetWare and Windows NT server
                           environments and improves multi-user performance by
                           efficiently allocating database operations between
                           the client and the server.
--------------------------------------------------------------------------------------------------------------------
Advantage Internet      A software product that provides non-HTML-based data       -  Application developers
   Server               access through the Internet using existing Advantage          who design vertical mobile
                        Database Server applications.                                 applications.
                        Remote users can experience the same security, integrity,
                        and performance on a corporate local area network while
                        accessing data remotely using the Internet as a virtual
                        private network.
--------------------------------------------------------------------------------------------------------------------
Advantage               Software tools used by database application developers     -  Application developers
   Development          to develop, debug and deploy reliable applications            who design vertical mobile
   Tool Kits            running in an Advantage Database Server environment.          applications.
--------------------------------------------------------------------------------------------------------------------


UNIVERSAL MOBILE CONNECTIVITY PRODUCTS

Our universal mobile connectivity products permit users to wirelessly connect and exchange data using either Bluetooth short-range radio-frequency or IrDA infrared technology, thereby eliminating cables, connectors and physical attachments. In addition, our universal mobile connectivity products enable users and enterprises to cost effectively access the Internet.

Our universal mobile connectivity products consist of:

-    Embedded short-range wireless Bluetooth protocol software;
- Embedded IrDA protocol software, test systems and Windows application software;
-    IrDA wireless connectivity hardware; and
-    Enterprise Internet solutions.


                                                                                                 TARGET
       PRODUCT                                 DESCRIPTION                               CUSTOMERS/RELATIONSHIPS
--------------------------------------------------------------------------------------------------------------------
Embedded Short-Range Wireless Bluetooth Protocol Software:
--------------------------------------------------------------------------------------------------------------------
XTNDAccess Blue        A Bluetooth software development kit that:                  -  Original equipment
   SDK-Embedded        -  provides an efficient way to add reliable                   manufacturers that integrate
   Bluetooth Protocol     Bluetooth radio communications to any embedded device       Bluetooth into their
   Software               including personal digital assistants, mobile phones,       products.
                          pagers, laptop computers, digital cameras, portable      -  Licensed by Palm Computing
                          office equipment, watches, medical equipment;               for inclusion in future
                          industrial automation products and more.                    releases of Palm OS.
                       -  is on the Bluetooth Qualified Product List,              -  Licensed by Motorola
                          certified for Object Push, File Transfer, Dial-up           to implement Bluetooth
                          Networking, LAN Access, FAX, Cordless Telephone,            transport technology in
                          Headset and Intercom profiles;                              Motorola products.
                       -  provides support for Multi-transport OBEX and            -  Ported to run on Fujitsu's
                          IrMC; and                                                   picoJava-II based
                       -  includes source code and complete documentation             chip.
                          for implementing Bluetooth into mobile devices.
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Embedded IrDA Protocol Software, Test Systems and Windows Applications Software:
--------------------------------------------------------------------------------------------------------------------
JetBeam/               A complete IrDA infrared software development kit that      -  Original equipment
   QuickBeam           provides an efficient way to add reliable IrDA-compliant       manufacturers that integrate
   Suite for Windows   communications to any embedded device including digital        IrDA into their products.
                       cameras and handheld organizers such as mobile phones,      -  JetBeam/QuickBeam has
                       watches and the Palm Organizer.                                been included in Palm OS and
                                                                                      all Palm devices starting
                                                                                      with the Palm III.
--------------------------------------------------------------------------------------------------------------------
IrDA Infrared Test     A standalone testing and certification system for           -  Original equipment
   Tools               IrDA-enabled devices.                                          manufacturers for the
                       We added wireless connectivity tools to our product line       design, development and
                       in 1999 through the acquisition of Genoa's IrDA testing        testing of infrared
                       tools.                                                         implementation in mobile
                                                                                      devices.
--------------------------------------------------------------------------------------------------------------------


                                                                                              TARGET
       PRODUCT                                 DESCRIPTION                            CUSTOMERS/RELATIONSHIPS
--------------------------------------------------------------------------------------------------------------------

IrDA Wireless Connectivity Hardware:
--------------------------------------------------------------------------------------------------------------------
XTNDAccess hardware    XTNDAccess hardware products enable mobile users to link    -  Original equipment
   products            portable and stationary devices together for mobile            manufacturers that
                       information management applications such as                    incorporate or bundle our
                       synchronization, file transfer, access to local area           products into personal
                       networks, intranets and the Internet all without a single      digital assistants, mobile
                       physical connection. We have engineered the hardware,          phones, pagers, laptop
                       embedded software stacks, Windows drivers and user             computers, digital cameras
                       applications included with each wireless connectivity          and other mobile devices.
                       hardware product. Products include:                         -  Enterprise customers
                       -  XTNDACCESS IRDA PRINTER ADAPTER: a wireless link            through our distributors and
                          between a mobile device and a printer with a serial         through e-commerce.
                          port.
                       -  XTNDACCESS IRDA PC ADAPTER: a
                          wireless link between a mobile device
                          and a desktop personal computer with
                          a serial port.
                       -  XTNDACCESS IRDA NETWORK ADAPTER: a wireless
                          access point for connection to a local area network.
                       -  XTNDACCESS IRDA DOCK: a wireless dock for mouse,
                          keyboard, printer and network access.
                       -  XTNDACCESS IRDA USB ADAPTER: a wireless link
                          between a mobile device and a desktop personal computer
                          with a USB port.
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Enterprise Internet Solutions:
--------------------------------------------------------------------------------------------------------------------
ExtendNet 4000         Our second-generation Linux-based Internet appliance that:  -  Small and medium-sized
                       -  Provides on-demand Internet access, integrated              enterprises through our
                          e-mail communications, integrated Web publishing and        network of value-added
                          solid network protection for multiple users.                resellers.
                       -  Reduces Internet access costs.                           -  We also co-market this
                       -  Combines multiple Internet technologies with                product with original
                          ease-of-use and reliability.                                equipment manufacturers and
                       -  Provides a number of communications options,                application developers
                          enabling the user to scale the device's capacity to the     including Hewlett-Packard,
                          environment, such as V.90 modems, dual Ethernet and         Citrix and DSL.net.
                          ISDN.
--------------------------------------------------------------------------------------------------------------------
ExtendNet VPN          A hardware product that provides a cost-effective and       -  Small and medium-sized
                       scalable means to connect mobile users to their enterprise     enterprises through our
                       local area network over the Internet.                          network of value added
                                                                                      resellers.
--------------------------------------------------------------------------------------------------------------------

PRINTING SOLUTIONS

We provide printing solutions, including our ExtendNet print server family of products, which enable the effective deployment of complex printing applications across distributed networks worldwide. We design our network products to provide effective management of devices locally and across a global network. Our products share a common industry-standard Simple Network Management Protocol architecture that enables network administrators to effectively manage our products within the network environment. We have also combined our infrared technology with an existing line of network print servers, providing users with a wireless connection for walk-up printing. Our printing solutions products enable enterprises to manage complex printing applications across global networks, while permitting comprehensive management of network printers from any location on the network. In addition, our printing solutions products incorporate technology innovations such as web-based printer management, fiber-based networks and wireless infrared connections for mobile and handheld users.

We sell our printing solutions products primarily to enterprises through multiple indirect channels, primarily distributors and resellers. We also sell our printing solutions products to original equipment manufacturers.

Our printing solutions consist of four core products: ExtendNet for 100 Base-T, ExtendNet for 10 Base-T, ExtendNet for 100 Base-FX and PocketPrintServer. We also provide custom print servers to a number of original equipment manufacturers, including Minolta, Oki Data and Zebra Technologies.

TECHNOLOGY

We have focused our technology development efforts on mobile data management software, wireless connectivity software and features that enhance the performance of our enterprise Internet solutions products. Important technology features of our products are described below.

MOBILE DATA MANAGEMENT SOFTWARE TECHNOLOGIES:

XTNDCONNECT SERVER. Our technology allows the update and exchange of data with enterprise server applications such as Microsoft Exchange, Lotus Notes and custom corporate databases, and helps system administrators manage mobile devices with IT application deployment, backup, restore and client logging utilities. Technological features of XTNDConnect Server meet the following needs of IT organizations:

- management and configuration of every user and every mobile device using our administration program, which supports Microsoft Management Console plug-in technology for remote monitoring;
- customized synchronization using enhanced filtering technologies, particularly useful for synchronization using GSM, CDMA or CDPD;
- advanced security implementing elliptical curve encryption technologies that permit highly-secure connections, while consuming minimal bandwidth and battery power on the mobile device;
- enhanced application access using a built-in VBScript Engine, enabling the server to enforce business rules, launch server-based applications and establish new communications sessions on-the-fly;
- broad communications options enabling any wired, wireless or cellular connection, including physical or wireless TCP/IP, GSM, CDMA, iDEN, Internet, PPP, cradle, IrDA or Bluetooth; and
- support for Microsoft Exchange, Lotus Domino or any ODBC-compliant data storage format, custom plug-ins to support proprietary applications and our proprietary replication wizard for synchronization of database records.

XTNDCONNECT PC. Our technology incorporates a single engine to synchronize information between mobile devices and personal computer applications, and supports Palm OS, Windows CE, Pocket PC and CASIO Pocket Viewer devices and Ericsson R320 mobile phones using our proprietary rapid transfer technology. In addition, we have extended our synchronization technology through our Internet alliances to online personal information managers such as Anyday.com. Data record translation capabilities synchronize many disparate device formats and application data types, for example, allowing joint synchronization with Palm OS, Microsoft Windows CE and Pocket PC devices. Auto-Connect technology permits the automatic synchronization of devices upon connection and can be supported on Bluetooth and IrDA, as well as cable and cradle connections.

REMOTE PROCEDURE MIDDLEWARE (RPM) SERVER. Our software reduces bandwidth needs across slow remote connections, such as cellular GSM or CDPD, while easing the processing burden on the mobile device itself. We have also designed the RPM Server to process business rules and data on the mid-tier applications level, speeding up end-user application performance and saving server processing cycles.

ADVANTAGE DATABASE SERVER. We have developed algorithms for burst-mode transmission of data records across the LAN or WAN, including transaction processing, filter optimization, enhanced locking algorithms and support for a wide variety of communications protocols.

WIRELESS CONNECTIVITY SOFTWARE TECHNOLOGIES:

MULTI-TRANSPORT OBEX. Multi-transport OBEX, or Object Exchange, allows disparate mobile devices to exchange abstract information types (objects) without pre-existing configuration of drivers, file type or protocols between the two devices. Our Multi-transport OBEX is agnostic to the type of physical connection, isolating the communications media from the applications using the connection and allowing synchronization through a wireless connection such as Bluetooth or IrDA or through a physical connection such as USB or serial.

IRMC MOBILE COMMUNICATIONS. IrMC mobile communications form the basis for universal data exchange synchronization among devices such as laptop and handheld computers, mobile phones and pagers and personal digital assistants. We have ported this software to the Bluetooth protocol stacks, implementing several of the key Bluetooth profile identifiers for original equipment manufacturers. The IrMC Level 4 Sync Server is a required profile for mobile devices and was adapted from our work with the Infrared Data Association.

XTNDACCESS BLUE SDK. Bluetooth radio communications technology allows high-speed interconnection, over distances of up to 10 meters, of personal digital assistants, personal computers and mobile phones, without the use of cables, connectors or docking cradles. With its small memory footprint, we believe XTNDAccess Blue SDK is one of the market's first embedded implementations of Bluetooth stacks for small, inexpensive mobile devices such as personal digital assistants, pagers, cameras and mobile phones. XTNDAccess Blue SDK includes an embedded operating system application of all modules from Hardware Control Interface to the OS abstraction layer. Within this protocol set is software for functions such as a Hardware Control Interface Driver, Service Discovery Protocol, RFCOMM, OBEX API and TCS Binary.

INTERNET TECHNOLOGIES:

The technologies we have integrated into our ExtendNet enterprise Internet solutions include:

- open source architecture of the Linux operating system, including Web browser-based intuitive administration interfaces;
- security firewalls including NAT, packet-filtering, stateful packet inspection and Web-filtering, and support for customized firewall rules;
-    web-caching, embedded local mass storage;
-    integrated SMTP/POP3/IMAP4 e-mail server;
-    automatic connection management agent;
-    DHCP server and reporting agents for network services;
-    VPN PPTP proxy support;
-    VPN Multiple PPTP clients via single IP address;
-    IP Port Forwarding;
-    DNS support;
- local and remote automatic back-up and restore functionality for configuration and user data; and
-    proactive system status monitoring and notification.

MARKETING AND SALES

As of June 30, 2000, we had an in-house marketing and sales staff of 136 full-time equivalent employees, who are largely responsible for generating end-user demand for our products by soliciting prospective customers, providing technical advice with respect to our products and working with distributors and original equipment manufacturers to sell our products. We conduct our marketing and sales activities primarily from our offices in Boise, Idaho and Bozeman, Montana, and our international offices in France, Germany, Italy, the Netherlands, Singapore and the United Kingdom. In addition, we have significant distributor relationships in Brazil, Canada, Germany, Japan, Spain, Sweden and Switzerland. Our marketing and sales staff actively participates with distributors and resellers in the selling process, which provides users with the level of support needed for the successful integration of solutions in enterprise networks.

SERVICE AND SUPPORT

As of June 30, 2000, we had 41 full-time equivalent employees as service and support personnel at our facilities in Bozeman, Montana and Boise, Idaho and at our international offices. In addition, our independent and international distributors provide service and support to international customers. We believe that service and support are critical components of customer satisfaction and the success of our business. Our commitment to service and support enables us to interact regularly with our customers' network administrators and to identify and respond to their needs on an ongoing basis. We offer a wide range of customer support services under our ExtendAssist Program. This program includes a technical support hotline to provide a range of telephone support to our customers through a toll-free number. In addition, we maintain a technical support group comprised of engineers and technicians, 24-hour automated support, and an on-line bulletin board, which contains in-depth technical information. Through ExtendAssist, our engineering staff provides technical support through e-mail. We also provide on-line services to distribute technical advice and software updates.

RESEARCH AND DEVELOPMENT

As of June 30, 2000, we had 105 full-time equivalent employees devoted to our research and development activities, primarily at our facilities in Boise, Idaho; Bristol, England; Corvallis, Oregon and Singapore. We believe our success depends upon our ability to develop, introduce and manufacture new products and enhance existing products, allowing us to offer our customers products that achieve increasing levels of capability, performance and reliability. Our research and development efforts are currently focused on:

-    short-range wireless technologies;
-    communications applications;
-    data synchronization and management; information transfer;
-    new mobile connectivity platforms;
-    thin-client/server data access;
-    Internet connectivity; communications protocols;
-    enterprise network management tools; and
-    advanced networking platforms.

During the fiscal 2000, fiscal 1999 and fiscal 1998, research and development expenses were $9.6 million, $6.8 million and $6.4 million, respectively, representing 17%, 13% and 13%, respectively, of our net revenue. In connection with our acquisition of Advance Systems in August 1999, we incurred an in-process research and development charge of $2.4 million. We also recorded $758,000 in acquired in-process research and development charges in the second quarter of fiscal 1999 as a result of our acquisitions of Rand Software and Parallax Research. We anticipate that we will commit substantial resources to research and development in the future. We will continue to add development expertise through our recruiting and hiring efforts, as well as through continued acquisitions of engineering-oriented technology companies.

MANUFACTURING

As of June 30, 2000, we had 42 full-time equivalent employees in our manufacturing operations, primarily at our Boise, Idaho facility. Our manufacturing operations consist mainly of materials procurement, final assembly, testing, quality assurance and shipping. We rely on third-party suppliers for components used in our products. We subcontract other manufacturing functions, including the production of our printed circuit boards and some final product assembly and testing. We intend to continue to subcontract a majority of our manufacturing functions. With our acquisition of Parallax Research, we added the local ability to manage our manufacturing relationships with subcontractors in Asia. The only product assembly we perform is final assembly, which consists of the integration of major components into a final product and the preparation of that product for shipment. We perform testing and quality assurance of some of our products primarily at our Boise, Idaho facility. Our Boise, Idaho facility is ISO 9001 certified.

COMPETITION

The markets for our products are rapidly evolving and intensely competitive. Furthermore, the markets for our mobile data management and universal mobile connectivity products are relatively new and characterized by frequent product introductions, changing protocols and rapidly developing technology. As mobile devices continue to grow in power and usage and become a major component of enterprise information management, we expect new competitors to enter these markets and existing competitors to expend increasing resources to develop mobile data management and universal mobile connectivity products. As a result, we expect competition in these markets to intensify.

MOBILE SYNCHRONIZATION AND DATA MANAGEMENT

Our mobile synchronization and data management products compete primarily with products offered by Puma Technology, fusionOne, Aether Software and Starfish Software, a subsidiary of Motorola. We believe that the primary competitive factors for these products are:

- the ability to support a broad range of mobile device platforms and synchronize information with a broad range of databases and applications; and
-    speed and security of synchronization.

CLIENT/SERVER DATABASE

Our client/server database products compete primarily with products offered by Microsoft, through its SQL Server product, Interbase, Pervasive Software and Oracle, through its Oracle Lite server product. We believe that the primary competitive factors for these products are:

-    ease of integration into developers' applications;
-    speed;
-    reliability; and
-    scalability, or the ability to increase the number of client users.

UNIVERSAL MOBILE CONNECTIVITY

Our universal mobile connectivity products compete primarily with products offered by Widcomm, Digianswer (a subsidiary of Motorola) and ACTiSYS. We believe that the primary competitive factors for these products are:

- the ability to support a broad range of user profiles and mobile device platforms; and
-    interoperability between mobile devices.

ENTERPRISE INTERNET SOLUTIONS

Our enterprise Internet solutions products compete primarily with products offered by IBM, Cobalt Networks, eSoft and Ramp Networks. We believe that the primary competitive factors for these products are:

-    security of access;
-    scalability in terms of number of users and communication speeds;
-    pricing; and
-    customer service and support.

PRINTING SOLUTIONS

Our printing solutions products compete with print server products offered primarily by Hewlett-Packard, Intel and Lexmark. Hewlett-Packard is also our largest customer, to whom we provide our XTNDAccess IrDA Printer Adapter for bundling with one of its mid-range printers. We also compete with the print server products developed internally by printer manufacturers. We believe that the primary competitive factors for these printer server products are customer service and support, and product performance.

In addition, our products compete on the basis of ease of use, reliability and price. We also compete on the basis of brand name and reputation, the effectiveness of our internal marketing and sales efforts, the success of our independent distributor relationships, breadth of product line and strength of customer relationships.

INTELLECTUAL PROPERTY

To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, and confidentiality agreements with many of our employees and consultants. Despite these protections, third parties might obtain and use our technologies without authorization or develop similar technologies independently. The steps we have taken may not prevent misappropriation of our intellectual property, particularly in countries other than the United States where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We have entered into source code and design document escrow agreements with a limited number of our customers requiring release of design details in some circumstances. These agreements generally provide that these parties will have a limited, non-exclusive right to use the code in the event that there is a bankruptcy proceeding by or against us, if we cease to do business or if we fail to meet our support obligations. We also provide our source code to foreign language translation service providers and consultants to use in limited circumstances.

We have 17 registered trademarks and applications pending for nine additional trademarks. We cannot assure you that any of our trademark applications will be approved. Even if these applications are approved, any trademarks may be successfully challenged by others or invalidated. There may be third parties using names similar to ours of which we are unaware. If our trademark applications are not approved or if our trademarks are invalidated because of prior third-party registrations, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all.

We have been issued nine patents that expire in 2010 and beyond. Our provisional patent applications and any future patent applications may not be granted, any patent of ours may be challenged, invalidated or circumvented and the rights granted under any patent of ours may not provide competitive advantages to us. If a blocking patent has issued or issues in the future to a third party, and we are not able to distinguish our technologies, processes or methods from those covered under the patent, we may need to either obtain a license or develop noninfringing technologies, processes or methods with respect to that patent. We may not be able to obtain a license on commercially reasonable terms, if at all, or design around the patent, which could impair our ability to sell our products. Any proprietary rights with respect to our technologies may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Other persons may claim that our technologies, processes or methods infringe their patents. These claims may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from selling some of our products, which would substantially harm our business.

EMPLOYEES

As of June 30, 2000, we had 379 employees, and 387 full-time equivalent employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement with respect to his or her employment with us. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

We own our corporate headquarters in Boise, Idaho, which consists of approximately 100,000 square feet of space located on 24 acres of land. We use our headquarters facility for research and development, manufacturing, marketing and sales, customer support and administration. In addition, we own a facility of approximately 20,000 square feet in Bozeman, Montana. We use this facility primarily for marketing, sales and customer support. We believe that our current facilities in Boise and Bozeman are adequate to meet our needs for at least the next 12 months. We lease sales, support and development offices throughout the United States, Europe and Asia. We believe that our existing field sales, support and development facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on The Nasdaq National Market System under the symbol "XTND". The following table sets forth the high and low bid prices of our common stock:

                                                                        HIGH         LOW
Fiscal Year 2000
   Fourth Quarter, ended June 30, 2000............................     $112.94      $25.50
   Third Quarter, ended March 31, 2000............................      150.00       37.50
   Second Quarter, ended December 31, 1999........................       48.00        6.00
   First Quarter, ended September 30, 1999........................        6.88        4.25
Fiscal Year 1999
   Fourth Quarter, ended June 30, 1999............................        4.88        4.25
   Third Quarter, ended March 31, 1999............................        5.94        4.00
   Second Quarter, ended December 31, 1998........................        8.00        4.13
   First Quarter, ended September 30, 1998........................        7.13        6.00

On September 8, 2000, the last reported per shares sale price of our common stock on The Nasdaq National Market was $64.625 per share. The market for our common stock is highly volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock."

According to our transfer agent's records, we had 134 stockholders of record as of September 8, 2000. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have not declared or paid any dividends on our common stock since September 1994. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

On March 4, 1998, we commenced and completed an initial public offering of 1,300,000 shares of our common stock, $0.001 par value per share, at a public offering price of $8.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission. All of the shares we registered were sold. Volpe Brown Whelan & Company and Needham & Company, Inc. were the managing underwriters of our offering. The aggregate gross proceeds from the offering (prior to deduction of underwriting discounts and commissions and expenses of offering) were $10.4 million. In addition to the above, selling stockholders sold 482,500 shares of common stock, including the exercise of the underwriters' over-allotment option consisting of 232,500 shares. We paid underwriting discounts and commissions of $728,000 and other expenses of approximately $1.1 million in connection with the offering and the our net proceeds in the offering were $8.6 million.

From March 4, 1998, the effective date of our registration statement, to June 30, 2000, we used these net proceeds for the following:

-    $5.0 million for the acquisition of Oval, parent company of Advance
     Systems;

-    $1.9 million towards the payoff of our long-term debt;
-    $1.0 for the acquisitions of Rand Software and Parallax Research; and
-    $666,000 for investments in strategic business relationships.

None of these payments were made directly or indirectly to our directors, officers, 10% stockholders or affiliates.

On August 4, 1999, we acquired all of the outstanding stock of Oval (1415) Limited for $5.5 million in cash and 625,000 shares of our common stock valued at $3.0 million. On October 23, 1998, we acquired all of the outstanding stock of Rand Software for $710,000 in cash and 104,998 shares of our common stock valued at $735,000. We have not registered the shares issued in either transaction in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and therefore the 104,998 shares issued to former stockholders of Rand Software and 625,000 shares issued to former stockholders of Oval are subject to certain restrictions on resale.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following consolidated selected financial data in conjunction with our Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Amounts are in thousands, except per share and employee amounts.

FOR THE YEARS ENDED JUNE 30,                        2000         1999          1998          1997          1996
                                                ---------------------------------------------------------------------
Net revenue..................................        $56,512       $50,689       $50,004       $39,535       $34,670
Gross profit.................................         28,397        25,487        29,294        24,248        19,841
Research and development.....................          9,614         6,815         6,351         5,259         4,362
Acquired in-process research and
 development.................................          2,352           758             -             -             -
Marketing and sales..........................         17,787        15,930        13,838        10,802         9,007
Amortization of intangibles..................            891            61             -             -             -
Income (loss) from operations................        (6,670)       (1,780)         5,765         5,308         4,199
Net income (loss)............................        (4,985)       (1,462)         3,298         2,676         2,279

Per share amounts:
   Earnings (loss) - basic...................         (0.52)        (0.17)          0.45          0.39          0.33
   Earnings (loss) - diluted.................         (0.52)        (0.17)          0.44          0.38          0.32

AS OF JUNE 30,                                      2000         1999         1998          1997          1996
                                                --------------------------------------------------------------------
Cash and cash equivalents......................       $6,191       $9,668       $15,006        $6,621        $5,729
Total assets...................................       44,221       40,799        40,147        25,677        21,338
Long-term debt.................................            -           67         7,617         7,210         6,151
Book value per share...........................         3.66         3.09          3.22          2.04          1.78
Total stockholders' equity.....................       37,715       26,595        26,592        14,025        11,522

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK" AND ELSEWHERE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2000. ALL YEARLY REFERENCES ARE TO OUR FISCAL YEARS ENDED JUNE 30, 2001, 2000, 1999 AND 1998, UNLESS OTHERWISE INDICATED. ALL TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT PERCENTAGES.

RESULTS OF OPERATIONS

We classify our product offerings into three segments:

-    mobile information management;
-    printing solutions; and
-    other products.

Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect, synchronize and print information on demand. The products in our mobile information management segment include data synchronization and management software, wireless connectivity products, enterprise Internet appliances and client/server database management systems with remote access capabilities. We sell our mobile information management products primarily to original equipment manufacturers, enterprises, application developers and computer resellers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

-    sales of hardware products;
-    software license fees;
- non-recurring development fees that are generated when we adapt our products to a customer's specifications;
-    support and maintenance fees; and
-    royalties.

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

Our printing solutions segment includes our maturing network print server and non-network printer sharing products sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies. We also sell printing solutions products to a number of original equipment manufacturers. Our net revenue and income from operations from the printing solutions segment decreased from last year, partially due to decreased unit sales of both network print server and non-network printer sharing products as we shifted resources to support our mobile information management products. We derive revenue primarily from sales of hardware products and, to a lesser extent, from non-recurring development fees and royalties. We expect net revenue and income from operations from our printing solutions products will continue to decline over the next several quarters and will continue to become a smaller percentage of our net revenue. Although our printing solutions segment is not our primary focus for the future, we will continue to update these products, adding emerging technologies such as fiber and mobile connectivity options.

Our other products segment has primarily consisted of our mechanical port replicator products. We derived revenue from sales of hardware products. In December 1998, we exited the mechanical port replicator business.

We derive a substantial portion of our net revenue from international sales, principally from our international sales subsidiaries, original equipment manufacturers and from a limited number of distributors. In fiscal 2000, 1999 and 1998, sales outside of North America represented 69%, 63% and 44% of our net revenue, respectively. We experienced a slow-down in sales in Europe in the fourth quarter of fiscal 2000 due to a slow-down in technology purchases by customers and we may face a further decrease in sales in Europe in the first quarter of fiscal 2001 as a result of typical seasonality in Europe and certain other regions in the summer months when business activities decrease. We expect that international sales will continue to represent a substantial portion of net revenue in the foreseeable future. In fiscal 2000, 1999 and 1998, sales to customers in Asia represented 29%, 21% and 7% of net revenue, respectively. Increasing revenue from Asian customers was primarily related to sales to large multi-national original equipment manufacturers that incorporate or bundle our products with their products and sell their products worldwide.

Several of our products, in particular our ExtendNet print servers, XTNDAccess wireless connectivity products, and XTNDConnect data synchronization and management software, are sold to original equipment manufacturers. We intend to continue to increase sales to original equipment manufacturers in the future, particularly with our mobile information management products. In fiscal 2000 and 1999, sales of mobile information management products and services to Hewlett-Packard accounted for 23% and 13% of our net revenue, respectively. Substantially all of our net revenue derived from Hewlett-Packard is generated by sales of our XTNDAccess IrDA Printer Adapter for bundling with one of its mid-range printers. Hewlett-Packard also licenses and purchases other mobile information management products. In April 2000, Hewlett-Packard notified us that it is no longer bundling our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but is offering our product as a free accessory to their customers with the purchase of the Hewlett-Packard printer. Unit sales and net revenue from Hewlett-Packard in the fourth quarter of fiscal 2000 declined 36% from the previous quarter and we expect our revenue from Hewlett-Packard, primarily in Asia, to continue to decline in future quarters.

Revenue from original equipment manufacturer sales has in the past and is expected in the future to fluctuate on a quarterly basis, as demand in the original equipment manufacturer market is difficult to predict and dependent on the timing of original equipment manufacturer projects and the effectiveness of their marketing efforts.

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

We expanded our product offerings in our mobile information management segment with our August 1999 acquisition of Oval (1415) Limited. Oval, based in Bristol, England, was the parent company of Advance Systems Limited, a developer of server-based synchronization and data management software for portable computing devices and high-end mobile phones, and Zebedee Software Limited, a software consulting company.

                                                    FISCAL YEAR ENDED JUNE 30,
                                         2000     % CHANGE     1999     % CHANGE    1998
Net revenue.........................    $56,512       11.5%   $50,689      1.4%    $50,004

The increase in net revenue in fiscal 2000 from fiscal 1999 was due primarily to a 60% increase in net revenue from our mobile information management products. The increase was offset, in part, by a 31% decrease in net revenue from our printing solutions products.

Net revenue was relatively flat in fiscal 1999 compared to fiscal 1998. The slight increase in net revenue was primarily the result of our mobile information management products, which grew 107% from fiscal 1998. The increase in revenue from mobile information management products was offset by an 88% decline in revenue from our other products segment, primarily our mechanical port replicator products, which declined 87% from fiscal 1998, and a 19% decline in revenue from our printing solutions segment. As a result of our discontinuance of the mechanical port replicator products, we recorded product returns and a provision for product returns totaling $1.0 million in fiscal 1999.

                                                     FISCAL YEAR ENDED JUNE 30,
                                          2000    % CHANGE    1999     % CHANGE     1998
Gross profit........................    $28,397      11.4%   $25,487     (13.0)%   $29,294
Gross margin........................      50.2%                50.3%                 58.6%

Our cost of net revenue consists primarily of costs associated with components, out-sourced manufacturing of particular subassemblies, in-house labor associated with assembly, testing, shipping and quality assurance, amortization of purchased technology and royalties for the use of third-party software. The slight decrease in gross margin for fiscal 2000 from fiscal 1999 was the result of increased shipments of lower margin mobile information management hardware products to original equipment manufacturers, partially offset by an increase in sales of mobile information management software products.

The decrease in our gross margin in fiscal 1999 from fiscal 1998 was primarily the result of an increase in unit sales of lower margin mobile information management hardware products and a shift in product mix in the printing solutions segment to lower priced and lower margin products. The decrease in gross margin was also the result of an increase in the allowance for port replicator returns of $1.0 million and an increase in the inventory valuation allowance for port replicators of $1.4 million. The decrease was partially offset by increased royalty, license and non-recurring development fee revenue in our mobile information management segment and increased sales of mobile information management software products.

We expect that gross margin in our printing solutions segment may continue to decline as a result of a continued shift in product mix toward lower margin products. We also expect that increased sales of our mobile information management software products will continue to have a positive impact on our gross margin.


                                                     FISCAL YEAR ENDED JUNE 30,
                                          2000      % CHANGE     1999     % CHANGE     1998
Research and development...............   $  9,614       41.1%     $ 6,815      7.3%     $6,351
  as a % of net revenue................      17.0%                   13.4%                12.7%


Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, facilities costs and travel expenses. The increase in research and development expenses in fiscal 2000 from fiscal 1999 was primarily the result of additional personnel costs in our mobile information management segment as a result of our acquisitions of Advance Systems in August 1999, Rand Software in October 1998 and Parallax Research in November 1998. At June 30, 2000, we had 105 full-time equivalent engineers, a 38% increase from the 76 full-time equivalent engineers on staff at June 30, 1999.

The increase in research and development expenses for fiscal 1999 from fiscal 1998 was principally due to increased personnel costs in our mobile information management segment primarily as a result of our acquisitions of Rand Software and Parallax Research. The increase was partially offset by reduced personnel costs in our printing solutions and other products segments.

We expect research and development expenses to continue to increase in the future, primarily as a result of increased staffing in our mobile information management segment, although these expenses may vary as a percentage of net revenue.


                                                       FISCAL YEAR ENDED JUNE 30,
                                              2000      % CHANGE      1999   % CHANGE      1998
Marketing and sales ...................   $  17,787     11.7%      $ 15,930    15.1%     $13,838
  as a % of net revenue ...............       31.5%                   31.4%                27.7%



Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing, sales and support personnel and promotional expenses. The increases in marketing and sales expenses for fiscal 2000 from fiscal 1999 and fiscal 1998 were primarily due to increased personnel costs and promotional activities for the mobile information management segment both domestically and at our European subsidiaries. These increases were partially offset by decreased promotional activities within our printing solutions segment and our other products segment.

We expect marketing and sales expenses to continue to increase in the future, primarily in our mobile information management segment, although these expenses may vary as a percentage of net revenue.


                                                     FISCAL YEAR ENDED JUNE 30,
                                             2000        % CHANGE     1999      % CHANGE     1998
General and administrative................  $4,423         19.4%     $3,703        10.9%    $3,340
  as a % of net revenue...................    7.8%                     7.3%                   6.7%


General and administrative expenses generally consist of salaries and other personnel costs of our finance, management information systems, human resources and other administrative employees and professional services expenses. The increase in general and administrative expenses in fiscal 2000 from fiscal 1999 was primarily attributable to increased costs subsequent to our acquisition of Advance Systems and an increase in professional services expenses. The increase was also attributable to an in increase in our premiums for directors' and officers' insurance as a result of an increase in our coverage limit resulting from a significant increase in our market capitalization and the current market environment for directors' and officers' insurance.

The increase in general and administrative expenses in fiscal 1999 from fiscal 1998 was principally attributable to increased fees for professional services as a result of operating as a publicly traded company and increased administrative expenses subsequent to our acquisition of Parallax.

We expect general and administrative expenses to continue to increase in the future as our operations continue to expand, although these expenses may vary as a percentage of net revenue.


                                                   FISCAL YEAR ENDED JUNE 30,
                                        2000       % CHANGE      1999     % CHANGE      1998
Amortization of intangibles .......   $   891      1,360.7%   $    61        100%       $  --
  as a % of net revenue ...........      1.6%                    0.1%                      0%



Amortization of intangibles in fiscal 2000 and 1999 is the result of goodwill and other intangibles, which arose from our acquisitions of Advance Systems, Rand Software and Parallax Research.


                                                          FISCAL YEAR ENDED JUNE 30,
                                               2000       % CHANGE      1999      % CHANGE     1998
Income tax provision (benefit) ...........   $ (2,001)      189.2%    $ (692)     (138.1)%   $1,815
  as a % of income (loss) before taxes ...       28.6%                  32.1%                 35.5%


The change in the income tax benefit for fiscal 2000 from fiscal 1999 was attributable to an increase in the loss before income taxes. The change in the effective tax rate for fiscal 2000 from the prior year was primarily the result of valuation allowances on deferred tax assets arising from our acquisition of Advance Systems and on foreign tax credit carryforwards. Although realization is not assured, we believe it is more likely than not that the remaining net deferred tax asset will be realized.

The change in the income tax provision or benefit for fiscal 1999 from the prior year was primarily due to a loss before income taxes in fiscal 1999. The change in our effective tax rate from fiscal 1999 from fiscal 1998 is primarily the result of non-deductible expenses associated with our Rand Software and Parallax Research acquisitions, acquired in-process research and development expenses and amortization of intangibles.

RESULTS OF OPERATIONS BY SEGMENT

The discussion below addresses the operating results attributable to each of our three product segments.

MOBILE INFORMATION MANAGEMENT SEGMENT

Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect, synchronize and print information on demand. Our products in our mobile information management segment include data synchronization and management software, wireless connectivity products, enterprise Internet solutions and client/server database management systems with remote access capabilities.


                                              FISCAL YEAR ENDED JUNE 30,
                                 2000      % CHANGE       1999       % CHANGE     1998
Net revenue ................   $ 39,053          60.1%    $ 24,400      107.1%   $ 11,784
Loss from operations .......    (5,737)     (1,003.3)%       (520)       36.4%      (818)


Net revenue from mobile information management products grew to 69% of our net revenue for fiscal 2000, up from 48% in fiscal year 1999 and 24% in fiscal year 1998.

The increase in net revenue for fiscal 2000 from fiscal 1999 was due primarily to increased unit sales of XTNDAccess hardware products to original equipment manufacturers, increased license fees from our XTNDConnect data synchronization and management products, increased unit sales of Internet appliance products, increased license fees from XTNDAccess wireless connectivity products and increased license revenue from Advantage Database Server products. The increase was partially offset by a decrease in the average selling price of hardware products sold to original equipment manufacturers.

The increase in net revenue in fiscal 1998 from fiscal 1997 was the result of increased unit sales of hardware products to original equipment manufacturers and Internet access products, and increased license revenue for Advantage Database Server products.

The increased loss from operations for our mobile information management segment in fiscal 2000 from fiscal 1999 was primarily the result of an acquired in-process research and development charge of $2.4 million from our August 1999 acquisition of Advance Systems and increased amortization associated with this acquisition. The loss was also attributed to increases in spending for research and development projects for both mobile data management and universal mobile connectivity products and increased spending in marketing and sales for all mobile information management products worldwide. Our mobile information management segment recorded an acquired in-process research and development charge of $758,000 in fiscal 1999 related to the acquisitions of Rand Software and Parallax Research.

The loss from operations for our mobile information management segment decreased in fiscal 1999 as compared to the prior year primarily as a result of increased gross profit from mobile information management products. This increase in gross profit was partially offset by a significant increase in our spending for mobile information management research and development projects for both our wireless connectivity hardware and software products and the acquired in-process research and development charges of $758,000 from our fiscal 1999 acquisitions. We also increased our spending in marketing and sales for all mobile information management products worldwide.

PRINTING SOLUTIONS SEGMENT

The printing solutions segment includes our maturing network print server and non-network printer sharing products, sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies.


                                                        FISCAL YEAR ENDED JUNE 30,
                                           2000       % CHANGE     1999      % CHANGE     1998
Net revenue ..........................   $ 17,509      (31.1)%   $ 25,415    (18.7)%   $ 31,244
Income (loss) from operations ........      (839)     (137.2)%      2,256    (67.3)%      6,897


In fiscal 2000, 1999 and 1998, 31%, 50% and 62%, respectively, of our net revenue was derived from sales of our printing solutions products.

The decrease in net revenue for fiscal 2000 from fiscal 1999 was principally due to decreased unit sales of both network print server products and non-network printer sharing products worldwide.

The decrease in net revenue for fiscal 1999 from the prior year was principally due to decreased unit sales of both non-networked printer sharing and network print server products coupled with a decrease in the average selling prices caused by a shift in product mix to lower priced products. The decrease was partially offset by an increase in unit sales of print servers to original equipment manufacturers at a slightly lower average selling price than in the prior year.

Income (loss) from operations from our printing solutions segment decreased in fiscal 2000 from fiscal 1999 and fiscal 1998 primarily due to decreased gross profit from both network print server and non-network printer sharing products partially offset by a decrease in operating expenses as we shifted resources to support our mobile information management products.

OTHER PRODUCTS SEGMENT

The primary component of our other products segment is our mechanical port replicator products, which we discontinued in December 1998.


                                                      FISCAL YEAR ENDED JUNE 30,
                                       2000       % CHANGE      1999       % CHANGE        1998
Net revenue.........................   $(50)      (105.7)%      $ 874        (87.5)%       $6,976
Loss from operations................    (94)         97.3%    (3,516)     (1,019.8)%        (314)


BUSINESS COMBINATION

OVAL

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

Oval, based in Bristol, England, was the parent company of Advance Systems Limited and Zebedee Software Limited. Advance Systems was the developer of XTNDConnect Server, formerly ASL-Connect, a server-based data synchronization and management software for portable computing devices and high-end mobile phones that allows the update and exchange of data with enterprise applications such as Microsoft Exchange, Lotus Notes and corporate databases. Zebedee Software was a software consulting company. Substantially all of the net assets owned by, and operations of, the Oval consolidated group were attributable to Advance Systems, therefore, we will refer to Advance Systems herein when referring to the acquisition.

A summary of the net assets acquired at the date of the acquisition is as follows:


Net working capital..................................................    $112
Property and equipment...............................................      45
Developed technology, goodwill and other intangibles.................   5,984
Acquired in-process research and development.........................   2,352
                                                                     -----------
                                                                       $8,493
                                                                     ===========


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

We used a portion of the acquired in-process research and development to further enhance Advance Systems' existing server-based synchronization technology by implementing a plug-in architecture. This type of design allows users and third party software providers to develop small software components that plug into our XTNDConnect Server product and extend the range of applications supported by XTNDConnect Server. In September 1999, we implemented the first phase of this architecture with the release of XTNDConnect Server Version 2.2, which supports IBM's DB2 Everywhere 1.1 (DB2E) handheld relational database and Microsoft's ActiveX Data Object (ADO) interface and provides other enhanced management tools. The acquired in-process research and development assigned to this project was valued at $943,000 as of the date of the acquisition. We incurred an estimated $69,000 to complete Version 2.2.

In November and December 1999, we released versions of XTNDConnect Server that support encryption, Lotus Notes/Domino R5 and Symbian's EPOC operating system. The acquired in-process research and development assigned to this project was valued at $1.2 million at the date of the acquisition. This project was approximately 60% complete at the time of the acquisition and required an estimated $41,000 to complete.

We will use the remaining acquired in-process research and development to provide further enhancements to the architecture of our XTNDConnect Server product line, which at the time of the acquisition were only approximately 10-15% complete. The acquired in-process research and development assigned to this project was valued at $186,000 as of the date of the acquisition. We expect to incur an additional $123,000, from the date of the acquisition, to develop the in-process technology into a commercially viable product with the nature of the efforts principally relating to development and testing that is required to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The primary risk with the completion of this project is the overall scope and complexity. We expect to complete this project by December 2000.

RAND SOFTWARE AND PARALLAX RESEARCH

In October 1998, we acquired all of the outstanding stock of Rand Software for $710,000 in cash and 104,998 shares of our Common Stock valued at $735,000. In November 1998, we acquired a controlling interest in Parallax Research for $347,000 in cash and by assuming $375,000 in debt. In May 1999, we acquired the remaining outstanding stock of Parallax Research for $91,000 in cash. These transactions were accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of both companies have been included in our consolidated statement of operations since the acquisition dates.

Rand Software was the developer of XTNDConnect PC, formerly Harmony, a data synchronization and management software providing support for mobile devices such as Windows CE handheld personal computers. This synchronization technology allows mobile devices to update and exchange data with enterprise applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes and Symantec Act!. Parallax Research develops infrared connectivity products primarily for sale to original equipment manufacturers and manages our relationships with our manufacturers in Asia.

A summary of the total net assets acquired at the date of the acquisitions is as follows:


Net working capital.............................................................  $(146)
Property and equipment..........................................................     114
Developed technology, goodwill and other intangibles............................   1,532
Acquired in-process research and development....................................     758
                                                                                -----------
                                                                                  $2,258
                                                                                ===========


The valuation of the intangible assets acquired from Rand Software and Parallax Research, including the acquired in-process research and development, developed technology and goodwill, was determined by independent appraisers. Based upon these independent appraisals, we estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $758,000. The amount allocated to acquired in-process research and development was expensed as a charge to operations in the second quarter of fiscal 1999.

The appraisers determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from these projects were based on estimates we made. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. We based the estimated cost of sales and estimated operating expenses on our cost structure and that of comparable companies.

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 25% to 35%. The discount rates were based on various factors such as:

-        lack of operating history;
-        aggressive projections for some products;
-        reliance on original equipment manufacturers;
-        management depth; and
-        product diversification.

Rand Software's research and development in-process on the date of the acquisition related to a server-based data synchronization software product that was estimated to be approximately 14% complete and would require an estimated $464,000 and 38 man-months of time to complete. Development in process at the time of the acquisition of Rand Software was subsequently utilized to develop a web-based synchronization product and will continue to be incorporated into additional mobile information management products, including products complementary to the server-based product acquired with Advance Systems in August 1999.

We used acquired in-process research and development from Parallax Research to develop new products using the developing fast infrared technology standard. A product being developed for an original equipment manufacturer, to be used in a printer-based product, accounted for a substantial majority of the acquired in-process research and development from Parallax Research. All projects in process at the time of the acquisition were completed in fiscal 1999 at an estimated cost of $58,000.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net cash used by operating activities in fiscal 2000 was $2.6 million and was primarily a result of the payment of the discount upon maturity of our long-term debt and an increase in receivables, principally income taxes receivable. These cash uses were partially offset by our net loss, adjusted for such items as depreciation and amortization and acquired in-process research and development, and a decrease in inventory. The net cash used by operating activities in fiscal 1999 of $197,000 was primarily a result of an increase in receivables, inventories and prepaids and other assets and a decrease in payables. These cash uses were partially offset by our net loss, adjusted for such items as the provision for write-down of inventory, depreciation and amortization and acquired in-process research and development.

Accounts receivable was $10.3 million at June 30, 2000 and 1999. We expect that accounts receivable may increase in the event that net revenue increases and as net revenue from original equipment manufacturers and international customers represents a higher percentage of our net revenue.

Net cash used by investing activities in fiscal 2000 was $3.4 million, which consisted primarily of cash payments for the acquisition of Oval, the parent company of Advance Systems. Net cash used by investing activities in fiscal 1999 was $5.5 million, which reflected the net purchases of available-for-sale securities, the purchase of property and equipment and the net cash paid in our acquisitions of Rand Software and Parallax Research.

We currently plan to incur aggregate capital expenditures of approximately $1.4 million during fiscal 2001, primarily for software, system improvements and personal computers.

Net cash provided by financing activities in fiscal 2000 was $2.7 million, which consisted primarily of proceeds from the issuance of common stock under our stock plans, partially offset by payments on our long-term debt. Net cash provided by financing activities in fiscal 1999 was $413,000, which resulted primarily from the issuance of common stock under our stock plans.

We have an uncollateralized bank revolving line of credit of $10.0 million that expires on October 31, 2000. Interest on borrowings is at the lender's prime rate minus 1%. There were no borrowings under this line at June 30, 2000 or 1999. The line of credit agreement have restrictive covenants that require us to maintain particular financial ratios.

We believe that our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to fund our anticipated working capital, capital expenditures and debt payment requirements through fiscal 2001. In the longer term, we may require additional sources of liquidity to fund future growth. These sources of liquidity may include additional equity offerings, which could result in dilution to our stockholders, or additional debt financing.

In addition to our acquisitions of Rand Software and Parallax Research in fiscal 1999 and our acquisition of Advance Systems in fiscal 2000, we intend to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden our product offerings and to provide a more complete mobile information management product offering. We have no additional commitments or agreements regarding any transaction of this kind; however, we may acquire businesses, products or technologies in the future. We may require additional financing in the future and, if we were required to obtain additional financing in the future, sources of capital may not be available on terms favorable to us, if at all.

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES

We derive a substantial portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of original equipment manufacturers and independent distributors. Sales made by our international subsidiaries, excluding our Singapore subsidiary, are generally denominated in foreign currency. Fluctuations in exchange rates between the U.S. dollar and other currencies could harm our business.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact that this standard may have on our operations. This statement is effective for our first quarter of fiscal 2001.

The Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," in December 1999. This bulletin summarizes the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently evaluating the impact that this bulletin may have on our operations. We are required to adopt this bulletin by our fourth quarter of fiscal 2001.

In March 2000 the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25." Financial Accounting Standards Board Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 and was effective as of July 1, 2000. This interpretation is not expected to impact our results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

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

Our operating results have fluctuated significantly in the past and we expect that they will continue to do so in the future. If our operating results fall below the expectations of securities analysts and investors, the price of our stock may fall. Some of the factors that may cause fluctuations in our operating results include, but are not limited to:

- changes in the buying patterns of our original equipment manufacturer customers;
-    changes in customer demand for our products;
- announcements or introductions of new products or services by our competitors;
-    delays in developing and introducing new products and services;
-    changes in our pricing policies as a result of increased competition;
-    the mix of distribution channels through which we sell our products;
- the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
-    the emergence of new technologies or industry standards;
- the timing of customer orders, which can be influenced by fiscal year-end buying pressure and seasonal trends;
- a shift in the mix of products sold, resulting in increased sales of lower-margin products;
- the discontinuation of any of our product offerings, which could result in product returns and inventory writeoffs; and
- changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

OUR STOCK PRICE MAY BE VOLATILE AND COULD DROP SIGNIFICANTLY, RESULTING IN THE PARTIAL OR TOTAL LOSS OF YOUR INVESTMENT.

The trading price of our common stock may significantly fluctuate, which may cause your investment to decrease in value. For example, during the year ended June 30, 2000, the price of our common stock ranged from $4.25 to $150.00 per share. The following factors may have a significant impact on the market price of our common stock:

-    quarter-to-quarter variations in operating results;
- announcements of technological innovations or new products by us or our competitors;
- general conditions in the computer and mobile device industry; price and trading volume volatility in the public stock markets generally; and
- changes in security analysts' earnings estimates or recommendations regarding us, our competitors or our customers.

For additional information regarding the historical trading prices of our common stock, see "Market For Registrant's Common Equity and Related Stockholder Matters."

WE DEPEND ON A NUMBER OF KEY BUSINESS RELATIONSHIPS AND, IF WE FAIL TO MAINTAIN THESE RELATIONSHIPS OR ARE UNABLE TO DEVELOP NEW RELATIONSHIPS, OUR BUSINESS WOULD SUFFER.

An important element of our strategy involves entering into key business relationships with other companies that relate to product development, joint marketing and the development of protocols for mobile communications. If we fail to maintain our current relationships or are unable to develop new relationships, our business would suffer. Some of these relationships impose substantial product support obligations on us, which may not be offset by significant revenue. The benefits to us may not outweigh or justify our obligations in these relationships. Also, in order to meet our current or future obligations to original equipment manufacturers, we may be required to allocate additional internal resources to original equipment manufacturers' product development projects which may delay the completion dates of our other current product development projects.

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

The mobile data management and universal mobile connectivity markets are still emerging and may not continue to grow. Even if the markets grow, our products that address these markets may not be successful. The success of these products will rely to a large degree on the increased use of mobile devices, including personal digital assistants, cell phones, pagers, laptop and handheld computers and digital cameras. Enterprises and original equipment manufacturers may not develop sufficient confidence in mobile devices to deploy our products to a significant degree. Any inability to continue to penetrate the existing markets for mobile data management and universal mobile connectivity products, the failure of current markets to grow, new markets to develop or these markets to be receptive to our products, could harm our business. The emergence of these markets will be affected by a number of factors beyond our control.

IF ORIGINAL EQUIPMENT MANUFACTURERS REDUCE THEIR PURCHASES OF OUR PRODUCTS, OUR OPERATING RESULTS AND FUTURE GROWTH COULD BE HARMED.

A significant portion of our net revenue in any quarter is typically derived from sales to a limited number of original equipment manufacturers. For example, in fiscal 2000 and 1999, sales of mobile information management products and services to Hewlett-Packard accounted for 23% and 13% of our net revenue, respectively. In April 2000, Hewlett-Packard notified us that it is no longer bundling our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but is offering our product as a free accessory to their customers with the purchase of the Hewlett-Packard printer. As a result, unit sales and net revenue from Hewlett-Packard declined 36% in the fourth quarter of fiscal 2000 from the previous quarter.

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

Sales to original equipment manufacturers frequently involve lengthy sales cycles, typically six to 12 months, and may be subject to a number of significant risks over which we have little or no control, including:

- competing products or technology that original equipment manufacturers may incorporate into their systems or internally develop;
- original equipment manufacturers' budgetary constraints and internal acceptance review procedures;
-    the timing of original equipment manufacturers' budget cycles;
- the timing of original equipment manufacturers' competitive product evaluation processes; and
- the effectiveness of original equipment manufacturers' marketing efforts of for their own products.

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

WE FORECAST CERTAIN COMPONENT INVENTORY PURCHASES AND MANY OF OUR EXPENSES BASED ON EXPECTED NET REVENUE, WHICH IS DIFFICULT TO PREDICT. IF WE FAIL TO ACCURATELY PREDICT NET REVENUE IN A PARTICULAR PERIOD, WE MAY BE UNABLE TO ADJUST OUR COMPONENT INVENTORY PURCHASING AND EXPENSES IN THAT PERIOD, AND OUR OPERATING RESULTS WOULD BE HARMED.

Our quarterly net revenue and operating results depend in large part on the volume and timing of orders received within the quarter, which are difficult to forecast. We typically operate with a relatively small order backlog and significant component inventory purchases and portions of our expenses are fixed in advance, based in large part on our forecast of future net revenue. In addition, a majority of our net revenue results from the sale of products to a limited number of original equipment manufacturers and distributors, which are difficult to predict. None of our distributors or original equipment manufacturers are obligated to purchase our products or certain component inventory that is used in the manufacturer of our products except pursuant to current purchase orders or purchase agreements. If net revenue is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust component inventory purchasing and spending to compensate for the shortfall. Also, we may be required to record an increase in our provision for obsolete inventory if certain component inventory that we purchase anticipating a higher level of product sales cannot be returned to vendors and the inventory cannot be used in the manufacturer of our other products. Therefore, a shortfall in actual net revenue as compared to estimated net revenue could harm our operating results.

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

We compete with:

- mobile data management companies, including Puma Technology, fusionOne, Aether Software and Starfish Software, a subsidiary of Motorola;
- client/server database providers, including Microsoft, Interbase, Pervasive Software and Oracle;
- mobile connectivity companies, including Widcomm, Digianswer (a subsidiary of Motorola) and ACTiSYS;
- internet solutions providers, including IBM, Cobalt Networks, eSoft and Ramp Networks;
-    print server manufacturers, including Hewlett-Packard, Intel and Lexmark;
     and
- internal research and development departments of original equipment manufacturers, many of whom are our current customers.

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

We maintain a limited in-house manufacturing capability for performing materials procurement, final assembly, testing, quality assurance and shipping. We rely primarily on independent subcontractors to manufacture our products and we intend to continue our reliance upon third-party manufacturers in the future. Some of our products are manufactured in their entirety by third parties. Our reliance on third-party manufacturers involves a number of risks, including:

- the potential inability to obtain an adequate supply of existing and new products and reduced control over delivery schedules;
-    product quality; and
-    product cost.

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

We provide most of our distributors and resellers with limited product return rights for stock rotation and with some price protection rights. We may experience significant returns in the future and we may not make adequate allowances to offset these returns. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for these products. The short life cycles of our products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by us or our competitors or other factors affecting the markets in which we compete could result in significant product returns. For example, in the quarter ended December 31, 1998, we discontinued our mechanical port replicator products. As a result, we recorded $1.4 million in after-tax charges for product returns, an allowance for product returns and an increase in the inventory valuation allowance for port replicators. Our distributors maintain inventory of the products they purchase from us. Changes in inventory management policies at any of our key distributors could harm our business.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP OR INTRODUCE NEW PRODUCTS.

The markets for our products are characterized by:

-    rapidly changing technologies;
-    evolving industry standards;
-    frequent new product introductions; and
-    short product life cycles.

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

We derive a substantial portion of our net revenue from international sales. For the year ended June 30, 2000, net revenue from sales outside of North America accounted for approximately 69% of our net revenue. We expect that international sales will continue to represent a substantial portion of our net revenue for the foreseeable future. International sales are subject to a number of risks, including:

-    changes in government regulations;
-    export license requirements;
-    tariffs, taxes and trade barriers;
- fluctuations in currency exchange rates, which could cause our products to become relatively more expensive to customers in a particular country and lead to a reduction in sales in that country; longer collection and payment cycles than those in the United States;
-    difficulty in staffing and managing international operations; and
- political and economic instability, including instability caused by the European monetary union and military actions.

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

IF ENTERPRISES AND INDIVIDUALS ARE RELUCTANT TO USE THE INTERNET TO MANAGE INFORMATION, IT WILL HARM SALES OF SOME OF OUR PRODUCTS.

Sales of some of our products, including our mobile data management and our enterprise Internet products in particular, largely depend upon on the increased use of the Internet by enterprises as replacements for, or enhancements to, their private networks. However, enterprises may be reluctant to use Internet services or applications for functions that are important for their operations. If enterprises determine that our mobile data management and enterprise Internet products do not provide adequate security for dissemination of information over the Internet, or if for any other reason customers fail to accept our applications and services for use over the Internet, our business could be harmed.

THE COMPLEX COMPUTER SOFTWARE AND HARDWARE PRODUCTS THAT WE PRODUCE MAY CONTAIN DEFECTS FOR WHICH WE MAY BE LIABLE.

Software and computer hardware products as complex as those we offer may contain undetected errors when first introduced or as new versions are released. These errors could result in dissatisfied customers, product liability claims and the loss of or delay in market acceptance of new or enhanced products, any of which could harm our business. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may deploy our products. For example, our mobile information management products are used in a wide variety of telecommunications environments. Changes in technology standards or an increase in the number of telecommunications technologies used in the marketplace may create compatibility issues with our products and our customers' environments. Accordingly, despite testing by us and by current and potential customers, errors could be found after commencement of commercial shipment. A successful product liability claim brought against us could result in our payment of significant legal fees and damages, which would harm our business.

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

If a court finds that we infringe on the intellectual property rights of any third party, we could be subject to liabilities, which could harm our business. As a result, we might be required to seek licenses from other companies or to refrain from using, manufacturing or selling specific products or using specific processes. Holders of patents and other intellectual property rights may not offer licenses to use their patents or other intellectual property rights on acceptable terms, or at all. Failure to obtain these licenses on commercially reasonable terms or at all could harm our business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of June 30, 2000, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Our capital lease is recorded at a fixed interest rate and, therefore, its fair value is affected by changes in market interest rates. Because it expires in September 2000, we believe that the market risk associated with our capital lease is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country's currency with the exception of our Singapore subsidiary. Fluctuations in exchange rates between the U.S. dollar and other currencies could materially harm our business.

From time to time, we enter into currency forward contracts to hedge payments and receipts of currencies related to the purchase and sale of goods to our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. While these hedging instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. We had $4.5 million in forward contracts in place against the Euro and British pound sterling at June 30, 2000 that mature within 30 days. We had no forward contracts in place at June 30, 1999. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in Item 14 of this Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to our definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on October 25, 2000.

The following table sets forth certain information regarding our executive officers and directors as of September 1, 2000.


NAME                                 AGE     POSITION
Steven D. Simpson...............      53     President, Chief Executive Officer and Director
Holmes T. Lundt.................      43     Vice President of Corporate Research and Development and
                                             Business Development
Scott J. Ritchie................      45     Vice President of Operations
Karla K. Rosa...................      37     Vice President of Finance and Chief Financial Officer
Bradley J. Surkamer.............      46     Vice President of International Sales and Marketing
Raymond A. Smelek...............      65     Chairman of the Board of Directors
John J. Katsaros................      49     Director
John M. Russell.................      58     Director
S. Scott Wald...................      45     Director
Douglas B. Winterrowd...........      49     Chief Engineer and Director



STEVEN D. SIMPSON has served as our President and Chief Executive Officer and as a director since January 1996. From January 1995 to January 1996, Mr. Simpson served as Executive Vice President of Sales and Marketing. Prior to joining us, Mr. Simpson was employed by Hewlett-Packard in various marketing and management positions from 1978 to 1994. From 1991 to 1994, Mr. Simpson was General Manager of the Boise LaserJet Printer Division. Mr. Simpson received a B.S. in Marketing from the University of Utah and an M.B.A. from the University of Wyoming.

HOLMES T. LUNDT has served as Vice President of Corporate Research and Development and Business Development since January 1996. From December 1994 to January 1996, Mr. Lundt was Vice President of Research and Development. Since joining us in 1984, Mr. Lundt has held various other positions including

Vice President of Marketing and Business Unit Manager of Network Printing. Mr. Lundt received a B.S. in Electrical Engineering from Iowa State University and a M.S. in Electrical Engineering from Stanford University.

SCOTT J. RITCHIE has served as Vice President of Operations since he joined us in December 1995. From May 1978 to November 1995, Mr. Ritchie was employed by Hewlett-Packard and held a number of positions in manufacturing and material management, most recently as Materials Manager in the Disk Memory Division. Mr. Ritchie received a B.B.A. in Management and an M.B.A. from Boise State University.

KARLA K. ROSA has served as Vice President of Finance since December 1997 and as Chief Financial Officer since April 1996. From January 1996 to April 1996, Ms. Rosa was Assistant Controller, from April 1992 to January 1996, Ms. Rosa was Treasury Manager and from December 1991 to April 1996, Ms. Rosa was Tax Director. Prior to joining us, Ms. Rosa was a manager in the Los Angeles and Boise offices of Arthur Andersen & Co. Ms. Rosa is a Certified Public Accountant. Ms. Rosa received her B.S. in accounting from Utah State University.

BRADLEY J. SURKAMER has served as Vice President of International Sales and Marketing since March 2000. From January 1999 to March 2000, Mr. Surkamer was the Vice President of Technical Support and our Internet Business Unit Manager. From January 1996 to January 1999 he served as Vice President of Technical Support and Third-Party Marketing. Mr. Surkamer has held various other positions since he joined us in November 1988 including Manager of Technical and Third-party Marketing and Manager of Sales and Marketing. Mr. Surkamer received a B.S. in Mathematics from the University of Montana and an M.B.A. from Northern Arizona University.

RAYMOND A. SMELEK has served as Chairman of the Board of Directors since June 1995 and he has been a director since June 1994. From June 1994 to January 1996, Mr. Smelek was our President and Chief Executive Officer. Prior to joining us, Mr. Smelek was employed by Hewlett-Packard and held a number of positions, most recently as Vice President and General Manager of the Mass Storage Group. Mr. Smelek is also the President and Chief Executive Officer of the Network Group and a director of Inference Corporation. Mr. Smelek received a B.S. in Electrical Engineering from San Jose State University.

JOHN J. KATSAROS was appointed to our board of directors in July 2000. He is a Vice President at Jupiter Communications, a global Internet commerce research and consulting company. Prior to his position at Jupiter, Mr. Katsaros was the President of Internet Research Group (formerly Collaborative Marketing), an internet research and consulting firm, which was acquired by Jupiter in March 2000. He also serves on the board of directors of My Software, Inc. and Inference Corporation. Mr. Katsaros holds a B.S. and M.S. in Electrical Engineering from Lehigh University, as well as an M.B.A. from Santa Clara University.

JOHN M. RUSSELL has been a director since April 1998. From December 1991 to March 1994, Mr. Russell served as Vice President of Finance and Administration, Chief Financial Officer and Secretary of Cisco. Mr. Russell received a B.A. from the University of California, Berkeley. He is currently retired.

S. SCOTT WALD has been a director since July 1994. He was the founder of ASAP Software Express and served as President and Chief Executive Officer of ASAP Software Express from September 1985 to June 1998. Mr. Wald received a B.S. in Business Administration and an M.B.A. from Arizona State University.

DOUGLAS B. WINTERROWD is a founder of Extended Systems and has been a director since October 1995. Previously, he served as director from 1984 to 1992. Mr. Winterrowd has served as Chief Engineer since February 1994 and, prior to this time, held various positions with Extended Systems, including Program Manager, Quality Assurance Manager, Technical Support Manager, Project Manager and Senior Engineer. Mr. Winterrowd holds a B.S. and an M.S. in Electrical Engineering from Montana State University.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to our 2000 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.  FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this report:


                   Consolidated financial statements as of June 30, 2000 and
                            1999 and for each of the three years in the period ended June 30, 2000:

                            Report of Independent Accountants.............................     41
                            Consolidated Statement of Operations..........................     42
                            Consolidated Statements of Comprehensive Income (Loss)........     42
                            Consolidated Balance Sheets...................................     43
                            Consolidated Statements of Stockholders' Equity...............     44
                            Consolidated Statements of Cash Flows.........................     45
                            Notes to Consolidated Financial Statements....................     46

         2.  FINANCIAL STATEMENT SCHEDULES

                            Schedule II - Valuation and Qualifying Accounts...............     60



         All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes to our consolidated financial statements.

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


                        1992 issued to Summit Ventures II, L.P.
         10.12          Zero Coupon Convertible Subordinated Promissory Note dated September 30, 1992 issued to
                        Summit Investors II, L.P. (1)
         10.13          Summit Investors II, L.P. Convertible Subordinated Promissory Note dated September 30,
                        1992 issued to Summit Ventures II, L.P. (1)
         10.14          Convertible Subordinated Promissory Note dated September 30, 1992 issued to Summit
                        Investors II, L.P. (1)
         10.15          Shareholders' Agreement among the Company, Gary Atkins, Charles M. Jopson, Douglas B.
                        Winterrowd, Ted L. Wimer, Steven Bolen, Summit Ventures II, L.P. and Summit Investors II,
                        L.P. dated September 30, 1992. (1)
         10.16          Sale, License and Noncompetition Agreement between the Company and Electronic Accessory
                        Specialist International, L.L.C. dated June 14, 1996, as amended. (1)
         10.17          OEM Purchasing Agreement between the Company and Apexx Technology, Inc. dated August 14,
                        1997. (1)
         10.18          Form of Distribution Agreement -- North America. (1)
         10.19          Form of Distribution Agreement -- Europe. (1)
         10.20          Registration Rights Agreement. (1)
         10.21          Employment Agreement between the Company and Steven D. Simpson. (1)
         10.22          Employment Agreement between the Company and Raymond A. Smelek. (1)
         10.23          Employment Agreement between the Company and Thomas C. White. (3)
         10.24          Employment Agreement between the Company and Holmes T. Lundt. (3)
         10.25          Employment Agreement between the Company and Scott J. Ritchie. (3)
         10.26          Employment Agreement between the Company and Bradley J. Surkamer (4)
         10.27          Employment Agreement between the Company and Karla K. Rosa (4)
         21.1           List of Subsidiaries of the Registrant. (1)
         23.1           Consent of Independent Accountants. *
         27.1           Financial Data Schedule. *


         ----------

         (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-42709) filed with the Commission on March 4, 1998.

         (2) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 14, 1998.

         (3) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 16, 1999.

         (4) Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on September 28, 1999.

         *     Filed herewith.

(b)      REPORTS ON FORM 8-K

         Not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Extended Systems Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 39 present fairly, in all material respects, the financial position of Extended Systems Incorporated and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 39 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Extended Systems Incorporated's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Boise, Idaho
July 31, 2000

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            2000           1999           1998
                                                                       -------------------------------------------
Net revenue..........................................................      $ 56,512       $ 50,689       $ 50,004
Cost of net revenue..................................................        28,115         25,202         20,710
                                                                       -------------------------------------------
      Gross profit...................................................        28,397         25,487         29,294
Operating expenses:
   Research and development..........................................         9,614          6,815          6,351
   Acquired in-process research and development......................         2,352            758              -
   Marketing and sales...............................................        17,787         15,930         13,838
   General and administrative........................................         4,423          3,703          3,340
   Amortization of intangibles.......................................           891             61              -
                                                                       -------------------------------------------
      Income (loss) from operations..................................       (6,670)        (1,780)          5,765
Other expense (income), net..........................................            57          (339)           (40)
Interest expense.....................................................           259            713            692
                                                                       -------------------------------------------
      Income (loss) before income taxes..............................       (6,986)        (2,154)          5,113
Income tax provision (benefit).......................................       (2,001)          (692)          1,815
                                                                       -------------------------------------------
      Net income (loss)..............................................      $(4,985)       $(1,462)       $  3,298
                                                                       ===========================================
Earnings (loss) per share:
   Basic.............................................................      $ (0.52)       $ (0.17)       $   0.45
   Diluted...........................................................      $ (0.52)       $ (0.17)       $   0.44
Number of shares used in per share calculation:
   Basic.............................................................         9,552          8,409          7,303
   Diluted...........................................................         9,552          8,409          7,577




CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS)


                                                                            2000           1999           1998
                                                                       -------------------------------------------
Net income (loss)...................................................       $(4,985)       $(1,462)       $ 3,298
Change in currency translation......................................          (278)          (225)          (53)
                                                                       -------------------------------------------
      Comprehensive income (loss)...................................       $(5,263)       $(1,687)       $ 3,245
                                                                       ===========================================



The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                            2000           1999
                                                                                       ----------------------------
ASSETS
Current:
   Cash and cash equivalents..........................................................      $ 6,191        $ 9,668
   Short-term investments.............................................................            -          3,001
   Receivables........................................................................       12,499         11,589
   Inventories........................................................................        3,484          5,017
   Prepaids and other.................................................................        1,200            945
   Deferred income taxes..............................................................          715            584
                                                                                       ----------------------------
      Total current assets............................................................       24,089         30,804
Property and equipment, net...........................................................        7,817          8,300
Intangibles, net......................................................................        6,237          1,402
Deferred income taxes.................................................................        5,785              -
Other assets..........................................................................          293            293
                                                                                       ----------------------------
      Total assets....................................................................      $44,221        $40,799
                                                                                       ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Current debt.......................................................................      $    67        $ 8,206
   Accounts payable...................................................................        3,026          3,161
   Accrued expenses...................................................................        2,643          2,441
   Deferred revenue...................................................................          770            304
                                                                                       ----------------------------
      Total current liabilities.......................................................        6,506         14,112
Long-term debt........................................................................            -             67
Deferred income taxes.................................................................            -             25
                                                                                       ----------------------------
      Total liabilities...............................................................        6,506         14,204
                                                                                       ----------------------------

Stockholders' equity:
   Preferred Stock; $0.001 par value per share, 5,000 shares authorized; no shares
      issued or outstanding...........................................................            -              -
   Common stock; $0.001 par value per share, 75,000 shares authorized; 10,309 and
      8,600 shares issued and outstanding.............................................           10              9
   Additional paid-in capital.........................................................       28,108         12,015
   Retained earnings..................................................................       10,540         15,525
   Deferred compensation..............................................................        (264)          (553)
   Accumulated other comprehensive loss...............................................        (679)          (401)
                                                                                       ----------------------------
      Total stockholders' equity......................................................       37,715         26,595
                                                                                       ----------------------------
      Total liabilities and stockholders' equity......................................      $44,221        $40,799
                                                                                       ============================


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)


                                     COMMON STOCK                                  TREASURY STOCK
                                ------------------------                       -----------------------
                                                                                                                      ACCUMULATED
                                                      ADDITIONAL                                                       OTHER
                                                       PAID-IN     RETAINED                            DEFERRED      COMPREHENSIVE
                                   SHARES   AMOUNT     CAPITAL     EARNINGS      SHARES     AMOUNT    COMPENSATION        LOSS
                                --------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1997           6,875      $   7     $  1,182    $ 14,004         8      $  (43)     $ (1,002)     $ (123)

   Net income                        --         --           --       3,298        --          --            --          --
   Translation adjustment            --         --           --          --        --          --            --         (53)
   Stock issued                   1,299          1        8,563          --        (1)         12            --          --
   Treasury stock purchased,         --         --
      at cost                        --         --           --          --        28        (205)
   Employee stock plans              78         --          288         (55)      (35)        236            --          --
   Compensatory options              --         --          814        (260)       --          --           (72)         --
                                ------------------------------------------------------------------------------------------------



BALANCE AT JUNE 30, 1998          8,252          8       10,847      16,987        --          --        (1,074)       (176)

   Net loss                          --         --           --      (1,462)       --          --            --          --
   Translation adjustment            --         --           --          --        --          --            --        (225)
   Stock issued                     105          1          734          --        --          --            --          --
   Treasury stock purchased,
      at cost                        --         --           --          --        (5)        (43)           --          --
   Employee stock plans             243         --          744          --         5          43            --          --
   Compensatory options              --         --         (310)         --        --          --           521          --
                                ------------------------------------------------------------------------------------------------



BALANCE AT JUNE 30, 1999          8,600          9       12,015      15,525        --          --          (553)       (401)

   Net loss                          --         --           --      (4,985)       --          --            --          --
   Translation adjustment            --         --           --          --        --          --            --        (278)
   Stock issued                     625         --        2,991          --        --          --            --          --
   Employee stock plans           1,084          1       13,132          --        --          --            --          --
   Compensatory options              --         --          (30)         --        --          --           289          --
                                ------------------------------------------------------------------------------------------------


BALANCE AT JUNE 30, 2000         10,309      $  10     $ 28,108    $ 10,540        --      $   --      $   (264)     $ (679)
                                ================================================================================================


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS)


                                                                          2000             1999            1998
                                                                    -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..............................................       $(4,985)         $(1,462)         $3,298
   Adjustments to reconcile net income (loss) to net cash provided
      (used) by operating activities:
      Acquired in-process research and development................         2,352              758               -
      Provision for bad debts.....................................             7              341             118
      Provision for write-down of inventory.......................           409            1,653             395
      Depreciation and amortization...............................         3,014            1,617           1,229
      Accretion of discount on long-term debt.....................           174              656             598
      Payment of discount on long-term debt.......................        (3,675)               -               -
      Tax benefit from employee stock options.....................         5,683                -               -
      Deferred income taxes.......................................        (5,941)            (694)            (99)
      Stock option compensation...................................           259              211             482
      Other.......................................................            10              103              20
      Changes in assets and liabilities, net of effect of
        acquisitions:
        Receivables...............................................        (1,121)          (1,752)         (2,166)
        Inventories...............................................         1,064             (531)         (2,505)
        Prepaids and other assets.................................          (274)            (544)              4
        Accounts payable and accrued expenses.....................           384             (553)          1,362
                                                                    ----------------------------------------------
           Net cash provided (used) by operating activities.......        (2,640)            (197)          2,736
                                                                    ----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment.............................        (1,061)          (1,055)         (2,393)
   Sales of available-for-sale securities.........................         1,000            5,979               -
   Maturities of available-for-sale securities....................         2,001              750               -
   Purchases of available-for-sale securities.....................             -           (9,730)              -
   Issuance of notes receivable...................................          (315)            (330)           (824)
   Acquisitions:
      Oval (1415) Limited, net of cash acquired...................        (5,273)               -               -
      Rand Software Corporation, net of cash acquired.............             -             (686)              -
      Parallax Research Pte., net of cash acquired................             -             (437)              -
   Other investing activities.....................................           216               51              13
                                                                    ----------------------------------------------
           Net cash used by investing activities..................        (3,432)          (5,458)         (3,204)
                                                                    ----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock.....................         7,604              636          10,097
   Payments on long-term debt.....................................        (4,867)            (262)           (165)
   Proceeds from the issuance of long-term debt...................             -                -             210
   Financing costs relating to stock issuance.....................             -                -          (1,098)
   Other financing activities.....................................             -               39            (172)
                                                                    ----------------------------------------------
           Net cash provided by financing activities..............         2,737              413           8,872
   Effect of exchange rate changes on cash........................          (142)             (96)            (19)
                                                                    ----------------------------------------------
   Net increase (decrease) in cash and cash equivalents...........        (3,477)          (5,338)          8,385
CASH AND CASH EQUIVALENTS:
   Beginning of period............................................         9,668           15,006           6,621
                                                                    ----------------------------------------------
   End of period..................................................       $ 6,191          $ 9,668         $15,006
                                                                    ==============================================


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Extended Systems has two primary operating segments. Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable mobile users to access, collect, synchronize and print information on demand. Our printing solutions segment provides printer connectivity solutions in network and non-network computer environments.

BASIS OF PRESENTATION. Our consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. We have eliminated all significant intercompany accounts and transactions. We have made reclassifications to the consolidated financial statements to conform the presentations. Tabular amounts are in thousands, except percentages and per share amounts.

CURRENCY TRANSLATION. Our international subsidiaries use their local currency as their functional currency except for our Singapore subsidiary that uses the U.S. dollar as its functional currency. We translate assets and liabilities of international subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date, and we reflect gains and losses from this translation process as a component of comprehensive income or loss. We translate revenue and expenses into U.S. dollars using the average exchange rate for the period. We recognized net currency exchange losses of $134,000, $97,000 and $83,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenue and expense during the reporting periods. Our actual results could differ from our estimates.

EARNINGS OR LOSS PER SHARE. We compute basic earnings or loss per share by dividing net income or loss by our weighted average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued the potential dilutive common shares. We exclude from the diluted earnings or loss per share computations stock options and potential shares for convertible debt to the extent that their effect would have been antidilutive.

REVENUE on hardware products is generally recognized when products are shipped to customers, including when products are shipped to distributors and resellers, net of an allowance for estimated product returns. As a result of the exit from the mechanical port replicator business in December 1998, our net revenue for the year ended June 30, 1999 includes port replicator returns and a provision for port replicator returns totaling $1.0 million.

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

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK. Our cash equivalents are highly liquid investments with original maturities of three months or less, readily convertible to known amounts of cash. We consider the amounts we report as cash equivalents, short-term investments, receivables and debt as reasonable approximations of their fair values. We made these estimates of fair value in accordance with the requirements of Statement of Financial Accounting Standard No. 107, "Disclosure about Fair Value of Financial Instrument." We based the fair value estimates on market information available to us as of June 30, 2000. The use of different market assumptions and estimation methodologies could have a material effect on our estimated fair value amounts.

We do not hold or issue financial instruments for speculative purposes.

From time to time, we enter into foreign currency forward contracts to hedge payments and receipts of foreign currencies related to the purchase and sale of goods to our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these hedging instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. We had $4.5 million in forward contracts in place, which approximated fair value, against the Euro and British pound sterling at June 30, 2000 that mature within 30 days. We had no such contracts in place at June 30, 1999.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, short-term investments and trade accounts receivable. Our cash balances held in financial institutions may, at times, exceed federally insured amounts. We deposit cash in high-credit-quality financial institutions and, by policy, limit the concentration of credit exposure by restricting investments with any single obligor. A concentration of credit risk may exist with respect to trade accounts receivable, as a majority of our customers are North American, European and Asian manufacturers of computer equipment and distributors. We perform ongoing credit evaluations on customers and generally do not require collateral. We have not experienced significant losses related to receivables.

SHORT-TERM INVESTMENTS include securities classified as available-for-sale at amortized cost, which approximates fair value, and securities classified as held-to-maturity at amortized cost. We recognize gains and losses based on specific identification of the securities that are sold.

INVENTORIES are valued at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market. Our cost of net revenue for the year ended June 30, 1999, includes a provision for write-down of port replicator inventory of $1.4 million.

PROPERTY AND EQUIPMENT is stated at cost and depreciated using the straight-line method over estimated useful lives of 7 to 15 years for land improvements, 7 to 40 years for buildings, 3 to 5 years for computer equipment and 5 to 10 years for furniture and fixtures. Our depreciation and amortization of property and equipment was $1,491,000 in fiscal 2000, $1,402,000 in fiscal 1999 and $1,142,000 in fiscal 1998. We remove the net book value of property and equipment retired or otherwise disposed of from our books and include the net gain or loss in the determination of our results of operations.

INTANGIBLE ASSETS consist primarily of purchased technology and the cost in excess of fair value of the net assets of companies that we acquired in purchase transactions and are carried at cost less accumulated amortization. We amortize intangible assets over useful lives of 5 years using the straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS. We review the carrying value of long-lived assets, comprised mainly of property and equipment and intangible assets, whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. No assets were considered impaired at June 30, 2000 or 1999.

PRODUCT WARRANTY AND SUPPORT. We offer warranties and free support on certain products and record an accrual for the estimated future costs associated with warranty claims and support, which is based upon historical experience and our estimate of the level of future costs.

DEFERRED INCOME TAXES. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact that this standard may have on our operations. This statement is effective for our first quarter of fiscal 2001.

The Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," in December 1999. This bulletin summarizes the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently evaluating the impact that this bulletin may have on our operations. We are required to adopt this bulletin by our fourth quarter of fiscal 2001.

In March 2000 the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board Opinion No. 25." Financial Accounting Standards Board Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 and was effective as of July 1, 2000. This interpretation is not expected to impact our results of operations or financial position.

SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and noncash activities were as follows for the years ended June 30:


                                              2000       1999       1998
                                           -------------------------------
Income taxes paid (refunded), net ........   $  (653)   $ 1,085    $ 1,504
Stock issued in business combinations ....     2,991        735       --
Deferred compensation ....................       (30)      (310)       554
Interest paid ............................     3,764         83         82


Interest paid for the year ended June 30, 2000 includes $3.7 million of accreted discount on the zero coupon promissory notes paid in September 1999.

BUSINESS COMBINATIONS

OVAL (1415) LIMITED. In August 1999, we acquired all of the outstanding stock of Oval (1415) Limited for $5.5 million in cash, including acquisition expenses, and 625,000 shares of our common stock valued at $3.0 million. This transaction was accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," and, accordingly, Oval's results of operations have been included in our consolidated statement of operations since the acquisition date.

Oval, based in Bristol, England, was the parent company of Advance Systems Limited and Zebedee Software Limited. Advance Systems was the developer of XTNDConnect Server, formerly ASL-Connect, a server-based data synchronization and management software for portable computing devices and high-end mobile phones that allows the update and exchange of data with enterprise applications such as Microsoft Exchange, Lotus Notes and corporate databases. Zebedee Software was a software consulting company. Substantially all of the net assets owned by, and operations of, the Oval consolidated group are attributable to Advance Systems, therefore, we will refer to Advance Systems in this section when referring to net assets acquired in the acquisition.

A summary of the net assets acquired at the date of the acquisition is as follows:



Net working capital..............................................     $ 112
Property and equipment...........................................        45
Developed technology, goodwill and other intangibles.............     5,984
Acquired in-process research and development.....................     2,352
                                                                 ---------------
                                                                     $8,493
                                                                 ===============


The following unaudited pro forma consolidated results of operations assume the Oval acquisition occurred at the beginning of the year ended June 30:


                                               2000            1999
                                           -------------------------------
                                                    (UNAUDITED)
Net revenue...............................     $56,731        $51,993
Net loss..................................     (4,985)        (1,921)
Loss per share:
   Basic..................................      (0.52)         (0.21)
   Diluted................................      (0.52)         (0.21)


Valuation of the intangible assets we acquired from Advance Systems, including acquired in-process research and development, developed technology and goodwill was determined by independent appraisers. Based upon these independent appraisals, we estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $2.4 million. The amount we allocated to acquired in-process research and development was expensed as a charge to operations in our first quarter of fiscal 2000.

The appraisers determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from these projects were based on estimates we made and excluded amounts expected to result from existing products and technologies. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. We based the estimated cost of net revenue and estimated operating expenses on our cost structure and that of comparable companies.

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

We used a portion of the acquired in-process research and development to further enhance Advance Systems' existing server-based synchronization technology by implementing a plug-in architecture. This type of design allows users and third-party software providers to develop small software components that plug into our XTNDConnect Server product and extend the range of applications supported by XTNDConnect Server. In September 1999, we implemented the first phase of this architecture with the release of XTNDConnect Server Version 2.2, which supports IBM's DB2 Everywhere 1.1 (DB2E) handheld relational database and Microsoft's ActiveX Data Object (ADO) interface, and provides other enhanced management tools. The acquired in-process research and development assigned to this project was valued at $943,000 as of the date of the acquisition. We incurred an estimated $69,000 to complete Version 2.2.

In November and December of 1999, we released versions of XTNDConnect Server that support encryption, Lotus Notes/Domino R5 and Symbian's EPOC operating system. The acquired in-process research and development assigned to this project was valued at $1.2 million at the date of the acquisition. This project was approximately 60% complete at the time of the acquisition and required an estimated $41,000 to complete.

We will use the remaining acquired in-process research and development to provide further enhancements to the architecture of our XTNDConnect Server products, which at the time of the acquisition were only approximately 10-15% complete. The acquired in-process research and development assigned to this project was valued at $186,000 as of the date of the acquisition. We expect to incur an additional $123,000, from the date of the acquisition, to develop the in-process technology into a commercially viable product with the nature of the efforts principally relating to development and testing that is required to establish that the product can be produced to meet our design specifications, including functions, features and technical performance requirements. The primary risk with the completion of this project is the overall scope and complexity. We expect to complete this project by December 2000.

RAND SOFTWARE AND PARALLAX RESEARCH. In October 1998, we acquired all of the outstanding stock of Rand Software Corporation for $710,000 in cash and 104,998 shares of our Common Stock valued at $735,000. In November 1998, we acquired a controlling interest in Parallax Research, Pte. for $347,000 in cash and by assuming $375,000 in debt and, in May 1999, acquired the remaining outstanding stock of Parallax for $91,000 in cash. We accounted for these transactions by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," and, accordingly, we have included the results of operations of both companies in our consolidated statement of operations since the acquisition dates. We have not presented pro forma results of operations since the effects of these acquisitions were not material for the periods presented.

Rand was the developer of Harmony, data synchronization software for mobile devices such as Windows CE Handheld PCs and Palm-size computers. This synchronization technology allows mobile devices to update and exchange data with enterprise applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes and Symantec Act!. Parallax develops infrared connectivity products primarily for sale to original equipment manufacturers and manages our relationship with our manufacturer in Asia.

A summary of the net assets acquired at the date of the acquisitions is as follows:


Net working capital...............................................        $ (146)
Property and equipment............................................            114
Developed technology, goodwill and other intangibles..............          1,532
Acquired in-process research and development......................            758
                                                                   ---------------
                                                                           $2,258
                                                                   ===============


Valuation of the intangible assets we acquired from Rand and Parallax, including acquired in-process research and development, developed technology and goodwill was determined by independent appraisers. Based upon such independent appraisals, we estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $758,000. We expensed the amount allocated to acquired in-process research and development as a charge to operations in our second quarter of fiscal 1999.

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

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 25% to 35%. The discount rates were based on various factors such as:

-    lack of operating history;
-    aggressive projections for certain products;
-    reliance on original equipment manufacturers;
-    management depth; and
-    product diversification.

We used acquired in-process research and development from Parallax to develop new products using developing Fast IR technology standard. A product being developed for an original equipment manufacturer, used in a printer-based product, accounted for a substantial majority of the acquired in-process research and development from Parallax. We completed all projects in process at the time of the acquisition in fiscal 1999 at an estimated cost of $58,000.

Rand's research and development in-process on the date of the acquisition related to a server-based data synchronization software product that was estimated to be approximately 14% complete and would require an estimated $464,000 and 38 man-months of time to complete. Development in-process at the time of the acquisition of Rand was subsequently utilized to develop a web-based synchronization product and will continue to be incorporated into additional mobile information management products, including products complementary to the server-based product acquired with Advance Systems in August 1999.

SHORT-TERM INVESTMENTS

We hold securities classified as available-for-sale at amortized cost, which approximates fair value, and securities classified as held-to-maturity at amortized cost. We had no short-term investments at June 30, 2000. At June 30, 1999, short-term investments were as follows:

Available-for-sale securities:
   U.S. Government agency......................................        $ 2,001
   State and local government..................................          1,000
                                                                ---------------
                                                                         3,001
                                                                ---------------

Held-to-maturity securities:
   Municipal...................................................          1,650
   U.S. Government agency......................................          3,979
                                                                ---------------
                                                                         5,629
                                                                ---------------

Total investments..............................................          8,630
Less cash equivalents..........................................        (5,629)
                                                                ---------------
   Short-term investments......................................         $3,001
                                                                ===============

RECEIVABLES

Receivables consisted of the following at June 30:

                                                            2000           1999
                                                   ------------------------------
Accounts receivable...............................         $10,332       $10,347
Income taxes receivable...........................           1,520           664
Other receivables.................................             848           796
Allowance for doubtful accounts...................           (201)         (218)
                                                   ------------------------------
                                                           $12,499       $11,589
                                                   ==============================

INVENTORIES

Inventories consisted of the following at June 30:


                                                                 2000           1999
                                                         -----------------------------
Purchased parts.........................................        $ 1,417        $2,060
Work in process.........................................            308           860
Finished goods..........................................          1,759         2,097
                                                         -----------------------------
                                                                 $3,484        $5,017
                                                         =============================


PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:


                                                                 2000           1999
                                                         -----------------------------
Land and land improvements..............................          $ 949         $ 949
Buildings...............................................          6,416         6,400
Computer equipment......................................          5,304         5,036
Furniture and fixtures..................................          2,277         1,900
                                                         -----------------------------
                                                                 14,946        14,285
Less accumulated depreciation...........................        (7,129)       (5,985)
                                                         -----------------------------
                                                                 $7,817        $8,300
                                                         =============================


INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30:


                                                                 2000           1999
                                                         -----------------------------
Goodwill................................................        $ 4,066         $ 262
Purchased technology....................................          3,128         1,218
Other intangibles.......................................            893           193
                                                         -----------------------------
                                                                  8,087         1,673
Less accumulated amortization...........................        (1,850)         (271)
                                                         -----------------------------
                                                                $ 6,237        $1,402
                                                         =============================


ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30:

                                                                 2000           1999
                                                         -----------------------------
Accrued payroll and related benefits....................         $ 1,145       $1,297
Accrued warranty and support costs......................             435          230
Other...................................................           1,063          914
                                                         -----------------------------
                                                                  $2,643       $2,441
                                                         =============================

LEASES

We lease certain office space and equipment. Total lease expense was $377,000 in fiscal 2000, $226,000 in fiscal 1999 and $209,000 in fiscal 1998. Our minimum future lease commitments for all operating leases are $382,000 in fiscal 2001, $348,000 in fiscal 2002, $342,000 in fiscal 2003, $347,000 in fiscal 2004,
$269,000 in fiscal 2005, $238,000 in fiscal 2006 and $731,000 thereafter.

LONG-TERM DEBT

Long-term debt consists of the following as of June 30:


                                                                                   2000           1999
                                                                              ------------------------------
Zero coupon convertible subordinated promissory notes due September 1999.....            $ -         $7,451
10% convertible subordinated promissory notes due September 1999.............              -            500
Capitalized lease obligation payable in monthly installments through
   September 2000, interest imputed at 7.66%.................................             67            322
                                                                              ------------------------------
                                                                                          67          8,273
Less current portion.........................................................           (67)        (8,206)
                                                                              ------------------------------
                                                                                         $ -          $  67
                                                                              ==============================



The cost of computer equipment pledged as collateral under the capital lease was $723,000 as of June 30, 2000 and 1999. The accumulated depreciation was $422,000 and $268,000 as of June 30, 2000 and 1999, respectively.

We have an uncollateralized bank revolving line of credit for $10.0 million that expires on October 31, 2000. Interest on borrowings is at the lender's prime rate minus 1%. We had no borrowings under this line as of June 30, 2000 or 1999.

The lease agreement and line of credit require us to maintain certain financial ratios.

STOCKHOLDERS' EQUITY

We have three incentive stock option plans, adopted in 1984, 1994, and 1998. Regular employees are eligible for options under these plans. Options granted before December 24, 1997 generally vest 20 percent per year over a period of five years from the date of grant. Options granted December 24, 1997 and after generally vest over a period of four years, vesting 25 percent on the first anniversary of the option and 1/48 per month thereafter. The exercise price generally is equal to the fair market value of our Common Stock on the date of grant or at a price determined by our directors. For the 1984 and 1994 plans, unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee. Options granted under the 1998 plan generally lapse ten years after issuance or 90 days after the option holder ceases to be an employee. Shares available for grant under these plans totaled 309,546 at June 30, 2000.

We also had a restricted stock option plan, adopted in 1987. Our regular, full-time employees and directors were eligible for options under this plan. Terms of the options were determined at the date of grant. Unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee or director. We recorded unearned compensation related to these options at the date of the award based on the market value of the shares and amortize unearned compensation over the periods during which the restrictions lapse. The plan terminated in September 1997.

We adopted a director stock plan in 1998. Our directors are eligible for options under this plan. Options are granted at the fair market value of our Common Stock on the grant date. An initial grant of 15,000 shares per director will vest over a period of three years vesting one-third on the first anniversary of the option and 1/36 per month thereafter. Subsequent grants of 7,500 shares will be automatically granted to directors each year provided that such directors have served on the Board for at least 6 months. These subsequent options will vest in full on the first anniversary of the date of grant. Unexercised options lapse ten years after issuance or three months after the date the option holder ceases to be a director. Shares available for grant under this plan totaled 182,083 at June 30, 2000.

We adopted an employee stock purchase plan in 1998. The plan is generally implemented by 24-month offering periods beginning on June 30 and December 31 each year. Each offering period contains up to four purchase periods of six months duration. The purchase plan generally permits eligible employees to purchase our Common Stock through payroll deductions of up to 15% of an employee's compensation, except that no participant's right to purchase shares may accrue at a rate that exceeds $25,000 each calendar year. The price of stock purchased under the purchase plan is 85% of the lower of the fair market value of our Common Stock on the first day of an offering period or the last day of each six-month purchase period. Employees may end their participation at any time during a purchase period, and they will be paid their payroll deduction to date. Shares available for purchase under this plan totaled 508,311 at June 30, 2000.

Stock option activity is summarized as follows for the years ended:


                                                            WEIGHTED-
                                                             AVERAGE
                                                         EXERCISE PRICE    OUTSTANDING        EXERCISABLE
                                                       -----------------------------------------------------
 JULY 1, 1997.........................................       $ 7.74                   2,190           1,287

    Granted...........................................         7.90                     442               -
    Became exercisable................................                                    -             319
    Exercised.........................................         3.54                    (86)            (86)
    Canceled/expired..................................         5.89                   (211)            (46)
                                                                           ---------------------------------
 JUNE 30, 1998........................................         8.09                   2,335           1,475

    Granted...........................................         5.07                     806               -
    Became exercisable................................                                    -             311
    Exercised.........................................         2.33                   (145)           (145)
    Canceled/expired..................................         6.47                   (197)           (114)
                                                                           ---------------------------------
 JUNE 30, 1999........................................         7.64                   2,799           1,527

    Granted...........................................        18.60                     600               -
    Became exercisable................................                                    -             486
    Exercised.........................................         7.98                   (808)           (808)
    Canceled/expired..................................         7.18                   (259)            (75)
                                                                           ---------------------------------
 JUNE 30, 2000........................................        10.39                   2,332           1,130
                                                                           =================================


The weighted-average remaining contractual life of options outstanding at June 30, 2000 was 7.0 years. The weighted-average per share exercise price of options exercisable at June 30, 2000, 1999 and 1998 was $8.47, $8.95 and $8.59,
respectively.


                                                             WEIGHTED-
                                                              AVERAGE
       RANGE                             WEIGHTED-           REMAINING                         WEIGHTED-
    OF EXERCISE        NUMBER OF          AVERAGE        CONTRACTUAL LIFE        NUMBER OF      AVERAGE
      PRICES             SHARES        EXERCISE PRICE        IN YEARS             SHARES     EXERCISE PRICE
------------------------------------------------------------------------------------------------------------
                                      OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                    --------------------------------------------------------   -----------------------------
   $ 0.15 - $ 0.15               36              $0.15                 3.3               36          $0.15
     4.13 -   6.19              872               4.75                 8.1              243           5.00
     6.25 -   8.88              626               7.62                 7.2              321           7.76
     9.41 -  12.45              531              11.07                 3.8              530          11.07
    27.50 -  40.00              253              34.26                 9.5                -              -
    42.50 -  77.00               14              55.15                 9.7                -              -
                    ----------------                                          --------------
                              2,332                                                   1,130
                    ================                                          ==============


We have adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." Had we determined compensation expense for our stock option plans based on the fair value at the grant date as prescribed by Statement of Financial Accounting Standard No. 123, net income or loss would have changed to the pro forma amounts indicated below for the years ended June 30:


                                                                 2000             1999            1998
                                                            ------------------------------------------------
As reported:
   Net income (loss).......................................        $(4,985)         $(1,462)         $3,298
   Earnings (loss) per share:
      Basic................................................          (0.52)           (0.17)           0.45
      Diluted..............................................          (0.52)           (0.17)           0.44
Pro forma:
   Net income (loss).......................................         (8,240)          (2,952)          2,806
   Earnings (loss) per share:
      Basic................................................          (0.86)           (0.35)           0.38
      Diluted..............................................          (0.86)           (0.35)           0.37


We determined the fair value of options at the date of grant using the Black-Scholes option-pricing model. We assumed no future dividends would be paid. The other weighted-average assumptions and the weighted-average fair values of stock options are as follows:


                                                                  2000            1999            1998
                                                            -------------------------------------------------
 Risk-free interest rate:
    Option plans...........................................             6.2%            4.8%            5.6%
    Purchase plan..........................................             5.1%            4.8%            5.6%
 Volatility factor.........................................              92%             69%             51%
 Expected life in years:
    Option plans...........................................              7.0             7.4             7.5
    Purchase plan..........................................              0.8             0.5             0.5
 Fair value at grant date:
    Exercise price equal to market price...................           $19.24           $5.08           $7.62
    Exercise price less than market price..................            $6.81             $ -          $11.00


INCOME TAXES

Our income tax provision or benefit consists of the following:


                                                                 2000            1999            1998
                                                           -------------------------------------------------
Current:
   Federal................................................         $(1,398)          $(104)          $1,695
   State..................................................             (71)            (27)             236
   Foreign................................................              523             132               -
Deferred:
   Federal................................................            (611)           (409)            (82)
   State..................................................            (212)               9               2
   Foreign................................................            (232)           (293)            (36)
                                                           -------------------------------------------------
      Income tax provision (benefit)......................         $(2,001)          $(692)          $1,815
                                                           =================================================


The tax effects of temporary differences and carryforwards, which give rise to the net deferred tax asset, are as follows as of June 30:


                                                                                2000            1999
                                                                          ---------------------------------
Accrued stock option compensation........................................            $  27            $ 34
Intangible asset amortization............................................            1,101               -
Federal and state loss carryforwards.....................................            5,374               -
Foreign loss carryforwards...............................................            1,083             850
Allowance for obsolete inventory.........................................              269             310
Foreign tax credit carryforwards.........................................              217             133
Other....................................................................              520             396
Valuation allowance......................................................            (717)               -
                                                                          ---------------------------------
   Deferred tax assets, net..............................................            7,874           1,723
                                                                          ---------------------------------
Depreciation.............................................................              313             350
Deferred DISC income.....................................................              145             218
Basis difference in acquisitions.........................................              299               -
Other....................................................................              617             596
                                                                          ---------------------------------
   Deferred tax liabilities..............................................            1,374           1,164
                                                                          ---------------------------------
      Net deferred tax asset.............................................           $6,500            $559
                                                                          =================================


We have not provided U.S. income taxes on the undistributed earnings of our international subsidiaries as such earnings are considered permanently reinvested in these operations. While these earnings could become subject to additional tax if repatriated, we do not anticipate repatriation.

At June 30, 2000, we had foreign operating loss carryforwards of approximately $3.0 million, of which $800,000 expire between fiscal 2002 and fiscal 2005. We have a federal net operating loss carryforward of $13.0 million that expires in fiscal 2020 and state net operating loss carryforwards of $12.7 million that expire between fiscal 2004 and fiscal 2020. We also have available foreign tax credits of approximately $200,000 expiring between fiscal 2004 and fiscal 2005.

Our federal net operating loss carryforward and substantially all of our state net operating loss carryforwards are attributable to tax deductions related to the exercise of stock options. Because we do not recognize stock option deductions as an expense for financial reporting purposes, we credit the resulting tax benefit from these stock options to stockholders' equity.

In fiscal 2000, we established a $576,000 valuation allowance for deferred income tax benefits related to our acquisition of Advance Systems that may not be realized. We have also recorded a $141,000 valuation allowance for the amount of our foreign tax credit carryforwards for which we will likely receive no benefit. Realization of the net deferred tax assets is dependent on future taxable income. We believe that it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

Our effective income tax rate varies from the federal statutory rate as follows:


                                                                2000            1999            1998
                                                          -------------------------------------------------
Federal tax rate.........................................       (34.0) %        (34.0)   %         34.0 %
States taxes, net of federal benefit.....................        (3.2)           (3.5)              3.2
Foreign sales corporation................................        (3.4)           (8.8)            (7.7)
Amortization of intangible assets........................          0.8             3.4                -
Stock option compensation................................          0.5             3.5              3.2
Acquired in-process research and development.............            -            12.0                -
Research and experimental tax credit.....................            -           (2.3)            (0.3)



Valuation allowance......................................         10.3               -                -
Other, net...............................................          0.4           (2.3)              3.1
                                                          -------------------------------------------------
   Effective income tax rate.............................       (28.6) %        (32.0)   %         35.5 %
                                                          =================================================


EARNINGS PER SHARE

The computation of our earnings or loss per share is as follows for the years ended June 30:


                                                           BASIC EARNINGS   NET EFFECT OF      DILUTED
                                                               (LOSS)         DILUTIVE     EARNINGS (LOSS)
                                                             PER SHARE          STOCK         PER SHARE
                                                          -------------------------------------------------
2000
   Net loss..............................................         $(4,985)         -              $(4,985)
   Shares................................................            9,552         -                 9,552
                                                          -----------------                ----------------
                                                                   $(0.52)                         $(0.52)
                                                          =================                ================

1999
   Net loss..............................................         $(1,462)         -              $(1,462)
   Shares................................................            8,409         -                 8,409
                                                          -----------------                ----------------
                                                                   $(0.17)                         $(0.17)
                                                          =================                ================

1998
   Net income............................................           $3,298         -                $3,298
   Shares................................................            7,303       274                 7,577
                                                          -----------------                ----------------
                                                                     $0.45                          $ 0.44
                                                          =================                ================


Our diluted earnings or loss per share computations exclude the shares below because to do so would have been antidilutive:


                                                                      2000             1999            1998
                                                                -------------------------------------------------
Stock options.............................................            2,332           2,799           1,583
Shares for convertible notes..............................                -             558             558


BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

We determined our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

Our mobile information management segment includes both mobile data management and universal mobile connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products in the mobile information management segment include wireless connectivity products, data synchronization and management software, virtual private network remote access servers, Internet access servers and client/server database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers, application developers, enterprises and computer resellers.

Our printing solutions segment includes our maturing network print server and non-network printer sharing products that we sell primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies.

Our other products segment primarily includes our discontinued mechanical port replicator products.

The accounting policies for our segments are the same as those described in the Summary of Significant Accounting Policies. We had no intersegment sales. We measure segment operating results based on income or loss from operations. We do not generally distinguish our assets by reportable segment. We allocate depreciation expense and other indirect expenses to reportable segments using various methods such as percentage of square footage used to total square footage and percentage of direct expense to total direct expenses.

Segment information is as follows for the years ended June 30:


                                                                 2000             1999            1998
                                                            -------------------------------------------------
 Net revenue:
    Mobile information management..........................         $39,053          $24,400         $11,784
    Printing solutions.....................................          17,509           25,415          31,244
    Other products.........................................            (50)              874           6,976
                                                            -------------------------------------------------
       Total...............................................         $56,512          $50,689         $50,004
                                                            =================================================

 Income (loss) from operations:
    Mobile information management..........................        $(5,737)           $(520)          $(818)
    Printing solutions.....................................           (839)            2,256           6,897
    Other products.........................................            (94)          (3,516)           (314)
                                                            -------------------------------------------------
       Total...............................................        $(6,670)         $(1,780)          $5,765
                                                            =================================================

 Depreciation expense:
    Mobile information management..........................            $895             $650            $395
    Printing solutions.....................................             588              672             641
    Other products.........................................               8               80             106
                                                            -------------------------------------------------
       Total...............................................          $1,491           $1,402          $1,142
                                                            =================================================


Our mobile information management segment's loss from operations includes an acquired in-process research and development charge of $2.4 million recorded in the first quarter of fiscal 2000 and charges of $758,000 recorded in our second quarter of fiscal 1999.

Port replicator product returns and a provision for port replicator product returns totaling $1.0 million are included in net revenue and the loss from operations in our other products segment for our second quarter of fiscal 1999. Also included in our other products loss from operations in our first and second quarters of fiscal 1999 are provisions for write-down of port replicator product inventory of $300,000 and $1.1 million, respectively.

Sales to an original equipment manufacturer accounted for 23% and 13% of net revenue in fiscal 2000 and 1999, respectively, and were primarily in our mobile information management segment. Sales to a distributor accounted for 10% and 23% and of our net revenue in fiscal 1999 and 1998, respectively, and were primarily in our printing solutions and other products segments.

We based our geographic revenue information on the location of the selling entity. Long-lived assets consist primarily of property and equipment and intangible assets.

Geographic data is as follows for the years ended June 30:


                                                                2000             1999            1998
                                                           ------------------------------------------------
Net revenue:
   United States..........................................         $23,271          $26,518        $37,119
   Germany................................................          12,530           13,729          9,748
   Singapore..............................................          13,782            6,149              -
   Other countries........................................           6,929            4,293          3,137
                                                           ------------------------------------------------
       Total...............................................         $56,512          $50,689        $50,004
                                                            ================================================
 Long-lived assets:
    United States..........................................         $13,455           $9,336
    Germany................................................             323              233
    Other countries........................................             320              178
                                                            ---------------------------------
       Total...............................................         $14,098           $9,747
                                                            =================================


DEFINED CONTRIBUTION PLAN

We established the Extended Systems Incorporated 401(k) Investment Plan, a defined contribution benefit plan, effective January 1991. All regular U.S. employees are eligible to participate. For all participants having completed six months of service, we make dollar-for-dollar matching contributions to the participants' accounts up to a maximum of 3% of each participant's annual pretax compensation. Our contributions to the plan were $309,000 in fiscal 2000, $285,000 in fiscal 1999 and $259,000 in fiscal 1998.

QUARTERLY FINANCIAL DATA

Financial data is as follows for the quarters in our years ended June 30:


                                                FIRST           SECOND           THIRD          FOURTH
                                           -----------------------------------------------------------------
                                                                     (UNAUDITED)
2000
   Net revenue............................         $13,089          $15,272         $14,896         $13,255
   Gross profit...........................           6,111            7,231           7,746           7,309
   Net income.............................         (3,061)            (468)           (324)         (1,132)
   Earnings (loss) per share:
      Basic...............................          (0.34)           (0.05)          (0.03)          (0.11)
      Diluted.............................          (0.34)           (0.05)          (0.03)          (0.11)
1999
   Net revenue............................         $13,543           $9,259         $13,388         $14,499
   Gross profit...........................           7,726            3,561           7,517           6,776
   Net income (loss)......................           1,050          (2,941)             377              52
   Earnings (loss) per share:
      Basic...............................            0.13           (0.35)            0.04            0.01
      Diluted.............................            0.12           (0.35)            0.04            0.01


COMMITMENTS

As of June 30, 2000, we were obligated to purchase an estimated $601,000 of purchased parts and finished goods inventory that certain suppliers purchased or manufactured based on our forecasts.

                                   SCHEDULE II


                          EXTENDED SYSTEMS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                BALANCE AT     CHARGED TO     DEDUCTIONS      BALANCE AT
                                               BEGINNING OF    PROFIT AND    FROM ACCRUALS   END OF PERIOD
                                                  PERIOD          LOSS
                                              --------------------------------------------------------------
Amount deducted in balance sheet
  from the asset to which it applies:

    Year ended June 30, 2000:

      Allowance for doubtful accounts                    $218          $  7          $ (24)            $201
      Allowance for product returns                       101         1,531         (1,535)              97
      Allowance for obsolete inventory                    824           409           (514)             719

    Year ended June 30, 1999:

      Allowance for doubtful accounts                     319           341           (442)             218
      Allowance for product returns                        62         2,313         (2,274)             101
      Allowance for obsolete inventory                    278         1,653         (1,107)             824

    Year ended June 30, 1998:

      Allowance for doubtful accounts                     207           118             (6)             319
      Allowance for product returns                        61           867           (866)              62
      Allowance for obsolete inventory                    238           395           (355)             278



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on September 20, 2000.


                                       Extended Systems Incorporated


                                       By: /s/  Steven D. Simpson
                                           -------------------------------------
                                           Steven D. Simpson
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 20, 2000.


                  SIGNATURE                                               TITLE
            /s/ Steven D. Simpson
-----------------------------------------------  President, Chief Executive Officer and Director
              Steven D. Simpson                 (Principal Executive Officer)

              /s/ Karla K. Rosa
----------------------------------------------- Vice President, Finance, and Chief Financial Officer
                Karla K. Rosa                   (Principal Financial and Accounting Officer)

            /s/ Raymond A. Smelek
----------------------------------------------- Director
              Raymond A. Smelek

             /s/ John J. Katsaros
----------------------------------------------- Director
               John J. Katsaros


----------------------------------------------- Director
               John M. Russell

              /s/ S. Scott Wald
----------------------------------------------- Director
                S. Scott Wald

          /s/ Douglas B. Winterrowd
----------------------------------------------- Director
            Douglas B. Winterrowd

