Form 10-Q/A
period 1999-09-30
EXTENDED SYSTEMS INC
filed 2000-09-28
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q/A

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

================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                      INDEX



                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statement of Operations
                  for the Three Months Ended September 30, 1999 and 1998                               1

                  Consolidated Statement of Comprehensive Income (Loss)
                  for the Three Months Ended September 30, 1999 and 1998                               1

                  Consolidated Balance Sheet
                  as of September 30, 1999 and June 30, 1999                                           2

                  Consolidated Condensed Statement of Cash Flows
                  for the Three Months Ended September 30, 1999 and 1998                               3

                  Notes to Consolidated Financial Statements                                           4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                            9

SIGNATURE                                                                                             24



                                PORTIONS AMENDED

We restated our Consolidated Condensed Statement of Cash Flows for the three months ended September 30, 1999 to reflect a reclassification of a $3.7 million payment of a discount on long-term debt from a financing activity to an operating activity. We have also restated the "Liquidity, Capital Resources and Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect this reclassification.

We restated the unaudited proforma consolidated results of operations for the three months ended September 30, 2000 related to our acquisition of Oval.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                           -----------------------------------
                                                                                 1999                1998
                                                                           ----------------    ---------------
Net revenue                                                                 $      13,089       $     13,543
Cost of net revenue                                                                 6,978              5,817
                                                                           ----------------    ---------------
Gross profit                                                                        6,111              7,726

Operating expenses:
   Research and development                                                         2,237              1,537
   Acquired in-process research and development                                     2,365                  -
   Marketing and sales                                                              4,164              3,603
   General and administrative                                                       1,055              1,048
   Amortization of goodwill and other intangibles                                     170                  -
                                                                           ----------------    ---------------
      Income (loss) from operations                                                (3,880)             1,538

Other income (expense), net                                                           (79)               266
Interest expense                                                                     (178)              (188)
                                                                           ----------------    ---------------
Income (loss) before income taxes                                                  (4,137)             1,616
Income tax provision (benefit)                                                     (1,076)               566
                                                                           ----------------    ---------------
      Net income (loss)                                                     $      (3,061)      $      1,050
                                                                           ================    ===============

Earnings (loss) per share:
      Basic                                                                 $       (0.34)      $       0.13
      Diluted                                                               $       (0.34)      $       0.12

Number of shares used in earnings (loss)
 per share calculation:
      Basic                                                                         8,995              8,250
      Diluted                                                                       8,995              8,423




CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                           -----------------------------------
                                                                                 1999                1998
                                                                           ---------------     ---------------
Net income (loss)                                                           $     (3,061)       $      1,050
Change in currency translation                                                         -                (366)
                                                                           ---------------     ---------------
Comprehensive income (loss)                                                 $     (3,061)       $      1,416
                                                                           ===============     ===============




The accompanying notes are an integral part of the financial statements


EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

                                                                              SEPTEMBER 30,             JUNE 30,
                                                                                   1999                   1999
                                                                            -------------------    -------------------
ASSETS
Current:
    Cash and cash equivalents                                                $           2,304      $           9,668
    Short-term investments                                                                   -                  3,001
    Accounts receivable, net                                                             9,423                  9,778
    Income taxes receivable                                                                932                    664
    Other receivables                                                                    1,062                  1,147
    Inventories:
      Purchased parts                                                                    1,994                  2,060
      Work in process                                                                      340                    860
      Finished goods                                                                     2,088                  2,097
    Prepaids and other                                                                     951                    945
    Deferred income taxes                                                                  416                    584
                                                                            -------------------    -------------------
      Total current assets                                                              19,510                 30,804
Property and equipment, net                                                              8,132                  8,300
Intangibles, net                                                                         7,462                  1,402
Deferred income taxes                                                                      602                      -
Other assets                                                                               350                    293
                                                                            -------------------    -------------------
      Total assets                                                           $          36,056      $          40,799
                                                                            ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current:
    Accounts payable and accrued expenses                                    $           4,891      $           4,609
    Accrued payroll and related benefits                                                 1,614                  1,297
    Current portion of long-term debt                                                    2,957                  8,206
                                                                            -------------------    -------------------
      Total current liabilities                                                          9,462                 14,112

Long-term debt                                                                               -                     67
Deferred income taxes                                                                        -                     25
                                                                            -------------------    -------------------
      Total liabilities                                                                  9,462                 14,204
                                                                            -------------------    -------------------

Shareholders' equity:
    Common stock                                                                             9                      9
    Additional paid-in capital                                                          15,007                 12,015
    Retained earnings                                                                   12,465                 15,525
    Deferred compensation                                                                 (486)                  (553)
    Accumulated other comprehensive loss                                                  (401)                  (401)
                                                                            -------------------    -------------------
      Total shareholders' equity                                                        26,594                 26,595
                                                                            -------------------    -------------------
      Total liabilities and shareholders' equity                             $          36,056      $          40,799
                                                                            ===================    ===================


The accompanying notes are an integral part of the financial statements


EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)




                                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                                 1999                        1998
                                                                       -------------------------- --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $                (3,061)   $                  1,050
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Acquired research and development                                                   2,365                           -
       Provision for bad debts                                                                39                         161
       Provision for obsolete inventory                                                       60                         358
       Depreciation and amortization                                                         662                         302
       Accretion of discount on long-term debt                                               174                         160
       Payment of discount on long-term debt                                              (3,675)                           -
       Stock option compensation                                                              47                          96
       Other                                                                                   -                           5
       Changes in assets and liabilities, net of:
             effect of acquisitions:
          Receivables                                                                       (335)                     (2,824)
          Inventories                                                                        536                         448
          Prepaids and other assets                                                           (7)                         66
          Payables                                                                           319                          91
                                                                       --------------------------  --------------------------
             Net cash used by operating activities                                        (2,876)                        (87)
                                                                       --------------------------  --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition:
       Oval (1415) Limited, net of cash acquired                                          (5,286)                          -
    Purchase of property and equipment                                                      (188)                       (341)
    Maturities of available-for-sale securities                                            3,001                           -
    Purchase of available-for-sale securities                                                  -                      (1,750)
    Issuance of note receivable                                                                -                        (279)
    Other investing activities                                                               (38)                         48
                                                                       --------------------------  --------------------------
             Net cash used by investing activities                                        (2,511)                     (2,322)
                                                                       --------------------------  --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                            (4,552)                        (77)
    Net borrowings under line of credit agreement                                          2,575
    Purchase of treasury stock                                                                 -                         (43)
    Other financing activities                                                                 -                          63
                                                                       --------------------------  --------------------------
             Net cash used by financing activities                                        (1,977)                        (57)

    Effect of exchange rate changes on cash                                                    -                          90
                                                                       --------------------------  --------------------------
    Net increase (decrease) in cash and cash equivalents                                  (7,364)                     (2,376)
CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                    9,668                      15,006
                                                                       --------------------------  --------------------------
    End of period                                                       $                  2,304    $                 12,630
                                                                       ==========================  ==========================

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


                                                                      BASIC         NET EFFECT         DILUTED
                                                                 EARNINGS (LOSS)    OF DILUTIVE     EARNINGS (LOSS)
                                                                    PER SHARE      STOCK OPTIONS       PER SHARE
                                                                 ---------------   -------------    ---------------
For the three months ending September 30, 1999:
    Net loss                                                         $  (3,061)          -                $   (3,061)
    Shares                                                               8,995           -                     8,995
       Loss per share                                                $   (0.34)                           $    (0.34)

For the three months ending September 30, 1998:
    Net income                                                       $   1,050           -                $    1,050
    Shares                                                               8,250         173                     8,423
       Earnings per share                                            $    0.13                            $     0.12

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

A summary of the net assets acquired at the date of the acquisition, as determined in accordance with APB 16, is as follows:

Net working capital                           $          112
Property and equipment                                    45
Developed technology, goodwill
     and other intangibles                             5,971
Acquired in-process research and development           2,365
                                              --------------
                                              $        8,493
                                              ==============

The following unaudited pro forma consolidated results of operations assume the Oval acquisition occurred at the beginning of each period.


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                          ---------------------------------
                                              1999                 1998
                                          ------------         ------------
Net revenue                               $     13,317         $     13,816
Net income (loss)                               (3,058)                 950
Earnings (loss) per share:
      Basic                                      (0.33)                0.11
      Diluted                                    (0.33)                0.11

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

A summary of the net assets acquired at the date of the acquisitions, as determined in accordance with APB 16, is as follows:

Net working capital                                   $     (146)
Property and equipment                                       114
Developed technology, goodwill and other intangibles       1,532
Acquired in-process research and development                 758
                                                      ----------
                                                      $    2,258
                                                      ==========

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

Segment information is as follows:



                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                   --------------------------------
                                                         1999             1998
                                                   ---------------  ---------------
Net revenue:
     Mobile Information Management                  $      8,485     $      4,486
     Printing Solutions                                    4,579            8,011
     Other products                                           25            1,046
                                                   ---------------  ---------------
          Total                                     $     13,089     $     13,543
                                                   ===============  ===============
Income (loss) from operations:
     Mobile Information Management                  $     (3,648)    $        642
     Printing Solutions                                     (214)           1,448
     Other products                                          (18)            (552)
                                                   ---------------  ---------------
          Total                                     $     (3,880)    $      1,538
                                                   ===============  ===============


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

RESULTS OF OPERATIONS



                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------
                                            1999      % CHANGE           1998
                                     --------------------------------------------
NET REVENUE                           $     13,089      -3.4%       $    13,543


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



                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------
                                            1999      % CHANGE           1998
                                     --------------------------------------------
GROSS PROFIT                          $      6,111      -20.9%      $     7,726
GROSS MARGIN                                  46.7%                        57.0%


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



                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------
                                            1999      % CHANGE           1998
                                     --------------------------------------------
RESEARCH AND DEVELOPMENT              $      2,237      45.5%       $     1,537
  as a % of net revenue                       17.1%                        11.3%


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



                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------
                                            1999      % CHANGE           1998
                                     --------------------------------------------
MARKETING AND SALES                   $      4,164      15.6%       $     3,603
  as a % of net revenue                       31.8%                        26.6%


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

The Company expects marketing and sales expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.



                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------
                                            1999      % CHANGE           1998
                                     --------------------------------------------
GENERAL AND ADMINISTRATIVE            $      1,055       0.7%       $     1,048
  as a % of net revenue                        8.1%                         7.7%


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



                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------
                                            1999      % CHANGE           1998
                                     --------------------------------------------
INCOME TAX PROVISION (BENEFIT)        $     (1,076)     -290.1%     $      566
  as a % of income before taxes               26.0%                       35.0%


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


                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------
                                            1999      % CHANGE           1998
                                     --------------------------------------------
Net revenue                           $      8,485        89%       $     4,486
Income (loss) from operations               (3,648)     -668%               642



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


                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------
                                            1999      % CHANGE           1998
                                     --------------------------------------------
Net revenue                           $      4,579        -43%      $      8,011
Income (loss) from operations                 (214)      -115%             1,448



The decrease in net revenue for the first quarter of 2000 from the same period in the prior year was principally due to decreased unit sales of both network print server products and non-network printer sharing products coupled with a decrease in the average selling prices caused by a shift in product mix to lower priced products.

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

A summary of the net assets acquired at the date of the acquisition, as determined in accordance with APB 16, is as follows:



Net working capital                           $          112
Property and equipment                                    45
Developed technology, goodwill
     and other intangibles                             5,971
Acquired research and development                      2,365
                                             ---------------
                                              $        8,493
                                             ===============


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

A summary of the total net assets acquired at the date of the acquisitions, as determined in accordance with APB 16 is as follows:



Net working capital                                       $         (146)
Property and equipment                                               114
Developed technology, goodwill and other intangibles               1,532
Acquired research and development                                    758
                                                         ----------------
                                                          $        2,258
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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net cash used by operating activities in the first quarter of fiscal 2000 was $2.9 million and was primarily the result of the payment of a discount on long-term debt, partially offset by a decrease in inventory. Net cash used by operating activities in the first quarter of 1999 was $87,000 and consisted primarily of an increase in receivables, partially offset by net income adjusted for non-cash items such as the provision for obsolete inventory and depreciation and amortization.

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

Net cash used by investing activities in the first quarter of 2000 was $2.5 million and consisted primarily of cash payments for the acquisition of Oval, partially offset by cash from the maturity of available-for-sale securities. Net cash used by investing activities in the first quarter of 1999 was $2.3 million and primarily related to the purchase of available-for-sale securities.

The Company currently plans to incur aggregate capital expenditures of approximately $1.5 million during 2000, primarily for system improvements, leasehold improvements, software and personal computers.

Net cash used by financing activities in the first quarter of 2000 was $2.0 million and consisted primarily of payments on our long-term debt, partially offset by net borrowings under our line of credit agreement. Net cash used by financing activities in the first quarter of 1999 was $57,000 and consisted primarily of payments on our long-term debt.

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


                            Extended Systems Incorporated



                            By:  /s/ Karla K. Rosa
                                ----------------------------------------------
                                 Karla K. Rosa
                                 Vice President, Finance
                                 Chief Financial Officer

                                 (Principal Financial and Accounting Officer and Duly Authorized Officer)