Form 10-Q/A
period 1999-12-31
EXTENDED SYSTEMS INC
filed 2000-09-28
CIK 1051490

===============================================================================

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

===============================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999


                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statement of Operations
                  for the Three and Six Months Ended December 31, 1999 and 1998                        1

                  Consolidated Statement of Comprehensive Loss
                  for the Three and Six Months Ended December 31, 1999 and 1998                        1

                  Consolidated Balance Sheet
                  as of December 31, 1999 and June 30, 1999                                            2

                  Consolidated Condensed Statement of Cash Flows
                  for the Six Months Ended December 30, 1999 and 1998                                  3

                  Notes to Consolidated Financial Statements                                           4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                            7

SIGNATURE                                                                                             24


                                PORTIONS AMENDED

We restated our Consolidated Condensed Statement of Cash Flows for the six months ended December 31, 1999 to reflect a reclassification of a $3.7 million payment of a discount on long-term debt from a financing activity to an operating activity. We have also restated the "Liquidity, Capital Resources and Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect this reclassification.

We restated the unaudited proforma consolidated results of operations for the six months ended December 31, 1999 and 1998 related to our acquisition of Oval.

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


CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)



                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   DECEMBER 31,                  DECEMBER 31,
                                                          ------------------------------------------------------------
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
                                                          =============    =============  =============  =============


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)



                                                              DECEMBER 31,           JUNE 30,
                                                                  1999                 1999
                                                           ------------------    ----------------
ASSETS

Current:
    Cash and cash equivalents                               $          3,716      $        9,668
    Short term investments                                               -                 3,001
    Accounts receivable, net                                           9,665               9,778
    Income taxes receivable                                            1,763                 664
    Other receivables                                                  1,305               1,147
    Inventories:
      Purchased parts                                                  1,991               2,060
      Work in process                                                    356                 860
      Finished goods                                                   2,538               2,097
    Prepaids and other                                                   825                 945
    Deferred income taxes                                                374                 584
                                                           ------------------    ----------------
      Total current assets                                            22,533              30,804

Property and equipment, net                                            8,119               8,300
Intangibles, net                                                       7,055               1,402
Deferred income taxes                                                    607                 -
Other assets                                                             345                 293
                                                           ------------------    ----------------
      Total assets                                          $         38,659      $       40,799
                                                           ==================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
    Accounts payable and accrued expenses                   $          5,941      $        4,609
    Accrued payroll and related benefits                                 821               1,297
    Current debt                                                       3,484               8,206
                                                           ------------------    ----------------
      Total current liabilities                                       10,246              14,112
Long-term liabilities                                                    -                    92
                                                           ------------------    ----------------
      Total liabilities                                               10,246              14,204
                                                           ------------------    ----------------

Contingency

Shareholders' equity:
    Common stock                                                          10                   9
    Additional paid-in capital                                        17,331              12,015
    Retained earnings                                                 11,996              15,525
    Deferred compensation                                               (407)               (553)
    Accumulated other comprehensive loss                                (517)               (401)
                                                           ------------------    ----------------
      Total shareholders' equity                                      28,413              26,595
                                                           ------------------    ----------------
      Total liabilities and shareholders' equity            $         38,659      $       40,799
                                                           ==================    ================


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                              FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                                                1999                         1998
                                                                     ---------------------------  ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $                  (3,529)   $                  (1,891)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Acquired research and development                                                  2,352                          758
       Provision for bad debts                                                              119                          239
       Provision for obsolete inventory                                                      80                        1,400
       Depreciation and amortization                                                      1,409                          702
       Accretion of discount on long-term debt                                              174                          311
       Payment of discount on long-term debt                                             (3,675)                           -
       Provision for deferred income taxes                                                 (434)                          41
       Stock option compensation                                                            178                          170
       Other                                                                                 (7)                         (14)
       Changes in assets and liabilities, net of:
             effect of acquisitions:
          Receivables                                                                    (1,302)                        (239)
          Inventories                                                                        17                         (713)
          Prepaids and other assets                                                         115                         (402)
          Payables                                                                          581                       (2,917)
                                                                     ---------------------------  ---------------------------
             Net cash used by operating activities                                       (3,922)                      (2,555)
                                                                     ---------------------------  ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition:
       Oval (1415) Limited, net of cash acquired                                         (5,273)                           -
       Rand Software Corporation, net of cash acquired                                        -                         (647)
       Parallax Research Pte                                                                  -                         (333)
    Purchase of property and equipment                                                     (526)                        (622)
    Maturities of available-for-sale securities                                           3,001                            -
    Purchase of available-for-sale securities                                                 -                       (3,750)
    Issuance of note receivable                                                            (110)                           -
    Other investing activities                                                               28                         (141)
                                                                     ---------------------------  ---------------------------
             Net cash used by investing activities                                       (2,880)                      (5,493)
                                                                     ---------------------------  ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock                                            2,322                          564
    Payments on long-term debt                                                           (4,738)                        (132)
    Net borrowings under line of credit agreement                                         3,288                            -
    Other financing activities                                                                -                           23
                                                                     ---------------------------  ---------------------------
             Net cash provided by financing activities                                      872                          455

    Effect of exchange rate changes on cash                                                 (23)                         160
                                                                     ---------------------------  ---------------------------
    Net increase (decrease) in cash and cash equivalents                                 (5,952)                      (7,433)
CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                   9,668                       15,006
                                                                     ---------------------------  ---------------------------
    End of period                                                     $                   3,716    $                   7,573
                                                                     ===========================  ===========================

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

                                             FOR THE SIX MONTHS ENDED
                                                   DECEMBER 31,
                                         ---------------------------------
                                              1999              1998
                                         ----------------  ---------------
Net revenue                               $       28,580    $      23,309
Net loss                                          (3,528)          (2,005)
Loss per share:
      Basic                                        (0.38)           (0.23)
      Diluted                                      (0.38)           (0.23)


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

Segment information is as follows:

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           DECEMBER 31,                       DECEMBER 31,
                                                  --------------------------------   -------------------------------
                                                       1999             1998             1999             1998
                                                  ---------------  ---------------   --------------   --------------
Net revenue:
     Mobile Information Management                 $      10,071    $       3,881     $     18,556     $      8,367
     Printing Solutions                                    5,183            6,319            9,762           14,331
     Other Products                                           18             (941)              43              105
                                                  ---------------  ---------------   --------------   --------------
          Total                                    $      15,272    $       9,259     $     28,361     $     22,803
                                                  ===============  ===============   ==============   ==============
Income (loss) from operations:
     Mobile Information Management                 $        (768)   $      (1,135)    $     (4,415)    $       (491)
     Printing Solutions                                      109              264             (105)           1,708
     Other Products                                          (14)          (3,129)             (32)          (3,680)
                                                  ---------------  ---------------   --------------   --------------
          Total                                    $        (673)   $      (4,000)    $     (4,552)    $     (2,463)
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

                                                THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                            ----------------------------------------   ----------------------------------------
                                                1999       % CHANGE       1998             1999       % CHANGE       1998
                                            ----------------------------------------   ----------------------------------------

Income tax benefit                             $ 237        1361.3%     $    16         $    407       2443.8%     $    16
      as a % of income before taxes             1.6%                       0.1%             1.4%                      0.1%


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

                                               THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                           ----------------------------------------   ----------------------------------------
                                               1999       % CHANGE       1998             1999       % CHANGE       1998
                                           ----------------------------------------   ----------------------------------------

Net revenue                                 $ 10,071         159%      $ 3,881         $ 18,556         122%      $ 8,367
Loss from operations                            (768)        -32%       (1,135)          (4,415)        799%         (491)


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

                                              THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                          ----------------------------------------   ----------------------------------------
                                              1999       % CHANGE       1998             1999       % CHANGE       1998
                                          ----------------------------------------   ----------------------------------------

Net revenue                                   $ 18        -102%       $ (941)           $ 43          -59%        $ 105
Loss from operations                           (14)       -100%       (3,129)            (32)         -99%       (3,680)


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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net cash used by operating activities in the six months ended December 31, 1999 was $3.9 million and was primarily the result of the payment of a discount on long-term debt and an increase in receivables, partially offset by an increase in payables. Net cash used by operating activities in the six months ended December 31, 1998 was $2.6 million and was primarily due to a decrease in payables and an increase in inventory and other assets, partially offset by the net loss incurred adjusted for non-cash items such as the provision for obsolete inventory, acquired in-process research and development charges from our acquisitions of Rand Software and Parallax Research and depreciation and amortization.

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

Net cash used by investing activities in the six months ended December 31, 1999 was $2.9 million and consisted primarily of cash payments for the acquisition of Oval, partially offset by cash provided from the maturity of available-for-sale securities. Net cash used by investing activities in the six months ended December 31, 1998 was $5.5 million and reflects the purchase of available-for-sale securities and the net cash paid in the acquisitions of Rand and Parallax.

The Company currently plans to incur aggregate capital expenditures of approximately $1.5 million during 2000, primarily for system improvements, leasehold improvements, software and personal computers.

Net cash provided by financing activities in the six months ended December 31, 1999 was $872,000 and consisted primarily of net borrowings under our line of credit agreement and proceeds from the issuance of common stock, partially offset by payments on our long-term debt. Net cash provided by financing activities in the six months ended December 31, 1998 was $455,000 and consisted primarily of payments on our long-term debt.

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

The Company completed its assessment of the readiness of third parties with which the Company has business relationships, including significant vendors and customers. The assessment of the compliance of third parties is ongoing and is also expected to continue throughout calendar 2000. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company.

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

There can be no assurance that businesses, including OEMs, will develop sufficient confidence in the Internet or mobile devices to deploy the Company's products to a significant degree. The inability of the Company to continue to penetrate the existing markets for MIM solutions or the failure of current markets to grow or new markets to develop or be receptive to the Company's products could have a material adverse effect on the Company's business, results of operations and cash flows. The emergence of markets for the Company's products will be affected by a number of factors beyond the Company's control. For example, a number of the Company's products are designed to conform to certain standard Infreared Data Association ("IrDA") infrared, Bluetooth and networking specifications. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge that would be preferred by the Company's customers. In addition, there can be no assurance that infrared or Bluetooth technologies will be adopted as the standard or preferred technology for wireless connectivity or that manufacturers of personal computers will elect to bundle or integrate the technologies in their products. The emergence of markets for the Company's products is critically dependent upon continued expansion of the market for mobile computing devices, increased use of mobile data capabilities, and the timely introduction and successful marketing and sale of mobile computing products such as notebook computers and personal digital assistants and smart cellular phones, of which there can be no assurance.

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

PRODUCT ERRORS; PRODUCT LIABILITY. Software and hardware products as complex as those offered by the Company typically contain undetected errors when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. For example, the Company's Internet products are deployed into a wide variety of telecommunications environments. Changes in technology standards and an increase in the number of telecommunications technologies used in the marketplace may create compatibility issues with the Company's products and customers' environments. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments. Any such errors, or "bugs," could result in dissatisfied customers and the loss of or delay in market acceptance of the new product, any of which could have a material adverse effect upon the Company's business, results of operations and cash flows. Although to date the Company has not experienced any material product liability claims, there can be no assurance that the Company will not face material product liability claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, results of operations and cash flows.

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