Form 10-Q/A
period 2000-03-31
EXTENDED SYSTEMS INC
filed 2000-09-28
CIK 1051490

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

                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----

         Item 1.  Financial Statements

                  Consolidated Statement of Operations
                  for the Three and Nine Months Ended March 31, 2000 and 1999                          1

                  Consolidated Statement of Comprehensive Loss
                  for the Three and Nine Months Ended March 31, 2000 and 1999                          1

                  Consolidated Balance Sheet
                  as of March 31, 2000 and June 30, 1999                                               2

                  Consolidated Condensed Statement of Cash Flows
                  for the Nine Months Ended March 31, 2000 and 1999                                    3

                  Notes to Consolidated Financial Statements                                           4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                            8

SIGNATURE                                                                                             26


                                PORTIONS AMENDED

We have restated our Consolidated Condensed Statement of Cash Flows for the nine months ended March 31, 2000 to reflect a reclassification of a $3.7 million payment of a discount on long-term debt from a financing activity to an operating activity. We have also restated the "Liquidity, Capital Resources and Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect this reclassification.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   MARCH 31,                     MARCH 31,
                                                          ----------------------------  ----------------------------
                                                              2000           1999           2000           1999
                                                          -------------  -------------  -------------  -------------

Net revenue                                                   $ 14,896       $ 13,388       $ 43,257      $  36,190
Cost of net revenue                                              7,150          5,920         22,170         17,466
                                                          -------------  -------------  -------------  -------------
Gross profit                                                     7,746          7,468         21,087         18,724

Operating expenses:
   Research and development                                      2,434          1,722          6,882          4,988
   Acquired in-process research and development                      -              -          2,352            758
   Marketing and sales                                           4,621          4,131         13,139         11,852
   General and administrative                                      985            904          3,153          2,861
   Amortization of intangibles                                     241             25            648             41
                                                          -------------  -------------  -------------  -------------
      Income (loss) from operations                               (535)           686         (5,087)        (1,776)

Other expense (income), net                                        (32)           (76)            72           (437)
Interest expense                                                    20            182            255            553
                                                          -------------  -------------  -------------  -------------
Income (loss) before income taxes                                 (523)           580         (5,414)        (1,892)
Income tax provision (benefit)                                    (199)           203         (1,561)          (377)
                                                          -------------  -------------  -------------  -------------
      Net income (loss)                                       $   (324)      $    377       $ (3,853)     $  (1,515)
                                                          =============  =============  =============  =============
Loss per share:
      Basic                                                   $  (0.03)      $   0.04       $  (0.41)     $   (0.18)
      Diluted                                                 $  (0.03)      $   0.04       $  (0.41)     $   (0.18)

Number of shares used in
   per share calculation:
      Basic                                                      9,812          8,477          9,374          8,362
      Diluted                                                    9,812          8,622          9,374          8,362


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
                                                          =============  =============  =============  =============

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)



                                                                   MARCH 31,            JUNE 30,
                                                                      2000                1999
                                                             -------------------   -----------------
ASSETS

Current:
    Cash and cash equivalents                                 $           5,097     $         9,668
    Short term investments                                                  -                 3,001
    Accounts receivable, net                                              8,982               9,778
    Income taxes receivable                                               3,051                 664
    Other receivables                                                     1,592               1,147
    Inventories:
      Purchased parts                                                     2,033               2,060
      Work in process                                                       387                 860
      Finished goods                                                      2,113               2,097
    Prepaids and other                                                      774                 945
    Deferred income taxes                                                   332                 584
                                                             -------------------   -----------------
      Total current assets                                               24,361              30,804

Property and equipment, net                                               8,011               8,300
Intangibles, net                                                          6,643               1,402
Deferred income taxes                                                       159                   -
Other assets                                                                293                 293
                                                             -------------------   -----------------
      Total assets                                            $          39,467     $        40,799
                                                             ===================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
    Accounts payable and accrued expenses                     $           5,177     $        4,609
    Accrued payroll and related benefits                                  1,304               1,297
    Current debt                                                            131               8,206
                                                             -------------------   -----------------
      Total current liabilities                                           6,612              14,112

Long-term liabilities                                                       -                    92
                                                             -------------------   -----------------
      Total liabilities                                                   6,612              14,204
                                                             -------------------   -----------------

Contingency

Shareholders' equity:
    Preferred stock                                                         -                   -
    Common stock                                                             10                   9
    Additional paid-in capital                                           22,018              12,015
    Retained earnings                                                    11,672              15,525
    Deferred compensation                                                  (292)               (553)
    Accumulated other comprehensive loss                                   (553)               (401)
                                                             -------------------   -----------------
      Total stockholders' equity                                         32,855              26,595
                                                             -------------------   -----------------
      Total liabilities and stockholders' equity              $          39,467     $        40,799
                                                             ===================   =================


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)



                                                                        FOR THE NINE MONTHS ENDED MARCH 31,
                                                                             2000                 1999
                                                                     -------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $          (3,853)   $            (1,515)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Acquired research and development                                          2,352                    758
       Provision for bad debts                                                       44                    329
       Provision for write-down of inventory                                        367                  1,043
       Depreciation and amortization                                              2,183                  1,128
       Accretion of discount on long-term debt                                      174                    491
       Payment of discount on long-term debt                                     (3,675)                     -
       Provision for deferred income taxes                                           68                     53
       Stock option compensation                                                    211                    203
       Other                                                                        (9)                    (6)
       Changes in assets and liabilities, net of:
             effect of acquisitions:
          Receivables                                                            (2,158)                (2,666)
          Inventories                                                                80                    (83)
          Prepaids and other assets                                                 159                   (584)
          Payables                                                                  315                   (610)
                                                                     -------------------  ---------------------
             Net cash used by operating activities                               (3,742)                (1,459)
                                                                     -------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition:
       Oval (1415) Limited, net of cash acquired                                 (5,273)                     -
       Rand Software Corporation, net of cash acquired                                -                   (682)
       Parallax Research Pte                                                          -                   (346)
    Purchase of property and equipment                                             (788)                  (843)
    Maturities of available-for-sale securities                                   3,001                    750
    Purchase of available-for-sale securities                                         -                 (5,752)
    Issuance of note receivable                                                    (315)                     -
    Other investing activities                                                      152                   (271)
                                                                     -------------------  ---------------------
             Net cash used by investing activities                               (3,223)                (7,144)
                                                                     -------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock                                    6,257                    577
    Tax benefit from the exercise of employee stock options                         976                      -
    Payments on long-term debt                                                   (4,803)                  (206)
    Other financing activities                                                        -                     18
                                                                     -------------------  ---------------------
             Net cash provided by financing activities                            2,430                    389

    Effect of exchange rate changes on cash                                         (36)                   (11)
                                                                     -------------------  ---------------------
    Net increase (decrease) in cash and cash equivalents                         (4,571)                (8,225)
CASH AND CASH EQUIVALENTS:
    Beginning of period                                                           9,668                 15,006
                                                                     -------------------  ---------------------
    End of period                                                     $           5,097    $             6,781
                                                                     ===================  =====================


The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Extended Systems Incorporated has two primary operating segments. Our mobile information management segment includes both universal mobile connectivity and mobile data management products that enable mobile users to access, collect, disseminate, synchronize and print information on demand. Our printing solutions segment includes printer connectivity products for network and non-network computer environments.

BASIS OF PRESENTATION. The unaudited consolidated financial statements include Extended Systems Incorporated and its subsidiaries (the "Company"). We have eliminated all significant intercompany accounts and transactions. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows. We have made certain reclassifications to the prior year consolidated financial statements to conform to the fiscal 2000 presentation. Tabular amounts are in thousands, except per share amounts.

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

BUSINESS COMBINATIONS. In August 1999, we acquired all of the outstanding stock of Oval (1415) Limited ("Oval") for $5.5 million in cash, including acquisition expenses, and 625,000 shares of our Common Stock valued at $3.0 million. We accounted this transaction by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and, accordingly, its results of operations have been included in the consolidated statement of operations since the acquisition date.

Oval, based in Bristol, England, is the parent company of Advance Systems Limited ("ASL") and Zebedee Software Limited ("Zebedee"). ASL was a developer of server-based synchronization software for portable computing devices and high-end cellular phones that allows the update and exchange of data with enterprise applications such as Microsoft Exchange, Lotus Notes and ODBC-based corporate databases. Zebedee was a software consulting company. Substantially all of the net assets owned by, and operations of, the Oval consolidated group are attributable to ASL, therefore, we will refer to ASL herein when referring to net assets acquired in the acquisition.

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

Our mobile information management segment includes both universal mobile connectivity and mobile data management solutions that enable mobile users to access, collect, disseminate, synchronize and print information on demand. Our products in the mobile information management segment include wireless connectivity products, data management software, virtual private network remote access servers, Internet appliances and database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers and corporate enterprises, application developers and computer resellers.

Our printing solutions segment includes our maturing network print server and non-network printer sharing product lines that we sell primarily through our world-wide distribution channel to computer resellers and Fortune 1000 companies. We also sell printing solutions products to a number of original equipment manufacturers.

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
                                               ==============   ==============   ===============  ===============


In the three and nine months ended March 31, 2000, the mobile information management segment's loss from operations includes amortization of goodwill and other intangibles of $400,000 and $1.1 million, respectively. In the nine months ended March 31, 2000 and 1999, the mobile information segment's loss from operations includes acquired in-process research and development charges of $2.4 million and $758,000, respectively, related to acquisitions.

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

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under current operations, adoption of Statement of Financial Accounting Standard No. 133 is not expected to have a material impact on our results of operations and financial position. This statement is effective for our fiscal year ending June 30, 2001.

The Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statement" in December 1999. This bulletin summarizes the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt Staff Accounting Bulletin 101 by our first fiscal quarter of 2001. The

Company is currently evaluating the effect, if any, of this bulletin on our revenue recognition practices and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-Q, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE US, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE LEVELS OF INTERNATIONAL SALES, FUTURE ORIGINAL EQUIPMENT MANUFACTURER SALES, FUTURE GROSS MARGIN PERCENTAGES, UNIT SALES AND AVERAGE SELLING PRICES OF PRODUCTS, FUTURE PRODUCT MIX, FUTURE EXPENSE LEVELS, FUTURE ACQUISITIONS, THE EXPECTED BENEFITS AND RESULTS OF COMPLETED ACQUISITIONS AND PENDING LITIGATION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR 1999 ANNUAL REPORT ON FORM 10-K AND OUR QUARTERLY REPORTS ON FORM 10-Q THAT WE FILE IN FISCAL 2000. ALL PERIOD REFERENCES ARE TO OUR FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998, UNLESS OTHERWISE INDICATED. ALL TABULAR DOLLAR AMOUNTS ARE PRESENTED IN THOUSANDS.

RESULTS OF OPERATIONS

We classify our product offerings into three segments:

-        mobile information management;
-        printing solutions; and
-        other products.

Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect, disseminate, synchronize and print information on demand. Our products in our mobile information management segment include mobile synchronization and data management software, wireless connectivity products, enterprise Internet solutions and client/server database management systems with remote access capabilities. We sell our mobile information management products primarily to original equipment manufacturers, enterprises, application developers and computer resellers both directly and through our e-commerce storefronts on the Internet. Revenue is derived from:

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

Our printing solutions segment includes our maturing network print server and non-network printer sharing products, sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies. Our net revenue and income from operations from the printing solutions segment has decreased from last year, mainly due to decreased unit sales of both network print server products and non-network printer sharing products as we shifted resources to support our mobile information management products. Revenue is primarily derived from sales of hardware products and, to a lesser extent, from non-recurring development fees and royalties. We expect net revenue and income from operations from our printing solutions products will continue to decline over the next several quarters and will continue to become a smaller percentage of our net revenue. Although the printing solutions segment is not our primary focus for the future, we will continue to update the products, adding emerging technologies such as fiber and mobile connectivity options.

Our other products segment has primarily consisted of our mechanical port replicator products. Revenue was derived from sales of hardware products. In December 1998, we announced our decision to exit the mechanical port replicator business. Our decision was based on two primary factors. We predicted a decrease in demand for third-party port replicator products as laptop vendors became more successful in providing similar products in a more timely manner. In addition, we were experiencing quality-related problems with our supplier and, consequently, faced a lack of a reliable source for port replicators to support future releases of laptop computer models in the increasingly competitive environment.

We derive a substantial portion of our net revenue from international sales, principally from our international sales subsidiaries, a limited number of distributors and from original equipment manufacturers. We expect that international sales will continue to represent a substantial portion of net revenue in the foreseeable future. Increasing Asian revenue was primarily related to original equipment manufacturer sales to large multi-national companies that incorporate our products into their products and sell their products worldwide.

Several of our products, in particular our ExtendNet print servers, XTNDAccess wireless connectivity products, wireless software and XTNDConnect data management software, are sold to original equipment manufacturers. We intend to continue to increase sales to original equipment manufacturers in the future, particularly with our mobile information management products. In the first nine months of fiscal 2000 and in fiscal year 1999, sales of mobile information management products and services to Hewlett-Packard accounted for 24% and 13% of our net revenue, respectively. Substantially all of our net revenue derived from Hewlett-Packard is generated by sales of our IrDA Printer Adapter for bundling with one of its mid-range printers. Hewlett-Packard also licenses and purchases other of our mobile information management products. In April 2000, Hewlett-Packard notified us that it would no longer bundle this product with its printers sold in North America. As a result, we expect our revenue from Hewlett-Packard to decline.

Revenue from original equipment manufacturer sales has in the past and is expected in the future to fluctuate on a quarterly basis, as demand in the original equipment manufacturer market is difficult to predict and dependent on the timing of original equipment manufacturer projects and the effectiveness of the marketing efforts of original equipment manufacturers.

We market and sell some of our products, primarily our printing solution products, through multiple indirect channels, primarily distributors and resellers. We support our indirect channels with our own marketing and sales organization. In fiscal 1999, sales to Ingram Micro accounted for 10% of our net revenue, primarily from printing solutions products. We provide most of our distributors and sellers with price protection rights and limited product return rights for stock rotation. Stock rotation rights permit distributors to return products to us for credit against an offsetting purchase order, but are limited based upon amounts purchased by a given distributor during the preceding quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for those products.

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



                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         --------------------------------------     ---------------------------------------
                                             2000      % CHANGE        1999             2000       % CHANGE        1999
                                         --------------------------------------     ---------------------------------------
Net revenue                               $  14,896      11.3%      $  13,388        $ 43,257        19.5%      $  36,190


The increases in net revenue in the three and nine months ended March 31, 2000 from net revenue in the same periods of the prior year were due primarily to an increase in revenue from our mobile information management products which grew 93% and 57%, respectively. The increases were offset, in part, by decreases in revenue from our printing solutions products of 31% and 32%, respectively.



                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         --------------------------------------     ---------------------------------------
                                             2000      % CHANGE        1999             2000       % CHANGE        1999
                                         --------------------------------------     ---------------------------------------
Gross profit                              $ 7,746         3.7%      $ 7,468          $ 21,087        12.6%      $ 18,724
Gross margin                                 52.0%                     55.8%             48.7%                      51.7%


The decreases in gross margin for the three and nine months ended March 31, 2000 from gross margin in the same periods of the prior year were the result of higher shipments of lower margin mobile information management hardware products to original equipment manufacturers and a shift in product mix within the printing solutions segment to lower margin products.

Our cost of net revenue consists primarily of costs associated with components, out-sourced manufacturing of particular subassemblies, and in-house labor associated with assembly, testing, shipping and quality assurance and royalties for the use of third-party software. Our gross margin is affected by a number of factors, including product mix, competitive product pricing pressures, manufacturing costs, component costs, provisions for obsolete inventory and warranty costs. We expect that our gross margin in the printing solutions segment may continue to decline as a result of a continued shift in product mix toward lower priced products. We also expect that gross margin from our mobile information management segment will fluctuate due to shifts in mix between hardware and software products and the timing of sales to original equipment manufacturers.



                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         --------------------------------------     ---------------------------------------
                                             2000      % CHANGE        1999             2000       % CHANGE        1999
                                         --------------------------------------     ---------------------------------------
Research and development                  $  2,434       41.3%      $   1,722         $  6,882       38.0%      $  4,988
   as a % of net revenue                      16.3%                      12.9%            15.9%                     13.8%


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

The increase in research and development expenses in the nine months ended March 31, 2000 from the same period of the prior year was the result of additional personnel costs in our mobile information management segment as a result of the acquisitions of Advance Systems in August 1999, Rand Software in October 1998 and Parallax Research, in November 1998.

We expect research and development expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.



                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         --------------------------------------     ---------------------------------------
                                             2000      % CHANGE        1999             2000       % CHANGE        1999
                                         --------------------------------------     ---------------------------------------
Marketing and sales                       $   4,621      11.9%      $   4,131        $  13,139       10.9%      $  11,852
   as a % of net revenue                       31.0%                     30.9%            30.4%                      32.7%


Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing, sales and support personnel and promotional expenses. The increase in marketing and sales expense for the three and nine months ended March 31, 2000 from the same periods last year were primarily due to increased personnel costs and promotional activities for the mobile information management segment both domestically and at our European subsidiaries. The increases were partially offset by decreased promotional activities within our printing solutions segment and the other products segment.

We expect marketing and sales expense to continue to increase in the future, although such expense may vary as a percentage of net revenue.


                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         --------------------------------------     ---------------------------------------
                                             2000      % CHANGE        1999             2000       % CHANGE        1999
                                         --------------------------------------     ---------------------------------------
General and administrative                $   985         9.0%      $    904         $   3,153       10.2%      $   2,861
   as a % of net revenue                      6.6%                       6.8%              7.3%                       7.9%


General and administrative expenses generally consist of salaries and other personnel costs of our finance, management information systems, human resources and other administrative employees and professional services expenses. The increase in general and administrative expenses in the three months ended March 31, 2000 from the same period last year was primarily attributable to increased personnel costs subsequent to the acquisition of Advance Systems. The increase in general and administrative expenses in the nine months ended March 31, from the same period of the prior year was primarily the result of increased administrative expenses in our mobile information management segment subsequent to the acquisition of Advance Systems and Parallax Research.

We expect general and administrative expenses to continue to increase in the future, although this expense may vary as a percentage of net revenue. As a result of an increase in our coverage limit resulting from a significant increase in our market capitalization and the current market environment for directors and officers' insurance, in general we expect the cost of our directors and officers' insurance to significantly increase in the next year.



                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         --------------------------------------     ---------------------------------------
                                             2000      % CHANGE        1999             2000       % CHANGE        1999
                                         --------------------------------------     ---------------------------------------
Amortization of intangibles               $    241      864.0%      $     25         $   648      1,480.5%      $     41
  as a % of net revenue                        1.6%                      0.2%            1.5%                        0.1%


The increase in amortization of intangibles for the three months ended March 31, 2000 from the same period in the prior year is the result of purchased technology and other intangibles, which arose from the acquisition of Oval.
The increase for the nine months ended March 31, 2000 from the same period in the prior year is the result of purchased technology and other intangibles, which arose from the acquisitions of Oval, Rand Software and Parallax Research.



                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         --------------------------------------     ---------------------------------------
                                             2000      % CHANGE        1999             2000       % CHANGE        1999
                                         --------------------------------------     ---------------------------------------
Income tax provision (benefit)            $   (199)   (198.0)%      $    203         $  (1,561)     314.1%      $   (377)
   as a % of income before taxes              38.0%                     35.0%             28.8%                     19.9%


The change in the income tax benefit for the three and nine months ended March 31, 2000 from the same periods in the prior year were attributable to a change in the net loss before income taxes. The changes in the estimated effective tax rates for these periods from the prior year were primarily the result of non-deductible expenses in the prior year associated with the Rand Software and Parallax Research acquisitions. These increases in the estimated effective tax rate were offset, in part, by a valuation allowance to reflect the estimated amount of deferred tax assets arising from the Oval acquisition. Although realization is not assured, we believe it is more likely than not that the remaining net deferred tax asset will be realized.

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



                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         --------------------------------------     ---------------------------------------
                                             2000      % CHANGE        1999             2000       % CHANGE        1999
                                         --------------------------------------     ---------------------------------------
Net revenue                               $  10,577       177%      $   6,757        $  29,133        108%      $  15,123
Loss from operations                           (216)   (263.6)%           123           (4,631)         9%           (368)


Net revenue from mobile information management products grew to 71% of our net revenue for the three months ended March 31, 2000, up from 57% in the same period last year. For the nine months ended March 31, 2000, net revenue from mobile information management products grew to 67% of our net revenue up from 42% in the same period last year.

The increase in net revenue for the three months ended March 31, 2000 from the same period in the prior year was due primarily to increased unit sales of original equipment manufacturer hardware products, increased license fees from XTNDConnect data synchronization and management products and XTND Access products and to increased unit sales of Internet appliance products. The increase was offset by a decrease in the average selling price of hardware products sold to original equipment manufacturers as a result of a shift in product mix.

The increase in net revenue for the nine months ended March 31, 2000 from the same period in the prior year was due primarily to increased unit sales of hardware products to original equipment manufacturers, increased license fees from XTNDConnect data synchronization and management products, increased unit sales of Internet appliance products and increased license revenue from Advantage Database Server products. The increase was offset by a decrease in the average selling price of hardware products sold to original equipment manufacturers as a result of a shift in product mix.

The decreased loss from operations for the mobile information management segment in the three months ended March 31, 2000 from the same period last year was primarily the result of increased gross profit as a result of increased net revenue from mobile information management products. The increased gross profit was partially offset by increases in our spending for mobile information management research and development projects for both mobile data management and universal mobile connectivity products, increased spending in marketing and sales both domestically and internationally and increased amortization expense related to the acquisition of Oval in the first quarter of 2000.

The increased loss from operations for our mobile information management segment in the nine months ended March 31, 2000 from the same period of the prior year was primarily the result of an acquired in-process research and development charge of $2.4 million from our August 1999 acquisition of Oval and increased amortization of goodwill and other intangibles as a result of this acquisition. The loss was also attributed to increases in spending for research and development projects for both mobile data management and universal mobile connectivity products and increased spending in marketing and sales for all mobile information management products worldwide. The mobile information management segment recorded an acquired in-process research and development charge of $758,000 in the prior year related to the acquisitions of Rand Software and Parallax Research.

PRINTING SOLUTIONS SEGMENT

The printing solutions segment includes our maturing network print server and non-network printer sharing products, sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
Net revenue                                  $  4,348       (321)%     $   6,319       $  14,110       (316)%      $ 20,649
Income from operations                           (280)       (64)%           502            (385)       (85)%         2,210


The decreases in net revenue for the three and nine months ended March 31, 2000 from the same periods last year were principally due to decreased unit sales of both network print server products and non-network printer sharing products.

Income from operations from the printing solutions segment decreased in the three and nine months ended March 31, 2000 from the same periods the prior year primarily due to decreased gross profit partially offset by a decrease in operating expenses as we shifted resources to support our mobile information management products.

OTHER PRODUCTS SEGMENT

The primary component of our other products segment is our mechanical port replicator products, which we discontinued in December 1998.

                                              THREE MONTHS ENDED MARCH 31,                NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------   -----------------------------------------
                                             2000       % CHANGE       1999             2000       % CHANGE        1999
                                         ----------------------------------------   -----------------------------------------
Net revenue                                  $    (29)       (91)%      $    312        $     14       (103)%      $    418
Income (loss) from operations                     (39)       (61)%            58             (71)      (102)%        (3,618)


BUSINESS COMBINATIONS

In August 1999, we acquired all of the outstanding stock of Oval (1415) Limited for $5.5 million in cash, including acquisition expenses, and 625,000 shares of our Common Stock valued at $3.0 million. We accounted this transaction by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," and, accordingly, its results of operations have been included in the consolidated statement of operations since the acquisition date.

Oval, based in Bristol, England, is the parent company of Advance Systems Limited and Zebedee Software Limited. Advance Systems was a developer of server-based synchronization software for portable computing devices and high-end mobile phones that allows the update and exchange of data with enterprise applications such as Microsoft Exchange, Lotus Notes and ODBC-based corporate databases. Zebedee Software was a software consulting company. Substantially all of the net assets owned by, and operations of, the Oval consolidated group are attributable to Advance Systems, therefore, we will refer to Advance Systems herein when referring to net assets acquired in the acquisition.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net cash used by operating activities for the nine months ended March 31, 2000 was $3.7 million and was primarily a result of the payment of a discount on long-term debt and an increase in receivables, partially offset by the net loss incurred adjusted for non-cash charges such as the acquired in-process research and development charge related to the acquisition of Advance Systems and depreciation and amortization. The net cash used by operating activities for the nine months ended March 31, 1999 was $1.5 million and resulted primarily from an increase in receivables, a decrease in payables and an increase in prepaids and other assets, partially offset by the net loss incurred adjusted for non-cash charges such as depreciation and amortization and the provision for write-down on inventory.

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

Net cash used by investing activities in nine months ended March 31, 2000 was $3.2 million and consisted primarily of net cash payments for the acquisition of Oval. The net cash used by investing activities in the nine months ended March 31, 1999 was $7.1 million, which reflects the purchase of available-for-sale securities, the purchase of property and equipment and the net cash paid in our acquisitions of Rand Software and Parallax Research.

We currently plan to incur aggregate capital expenditures of approximately $1.5 million during fiscal 2000, primarily for system improvements, leasehold improvements, software and personal computers.

Net cash provided by financing activities in the nine months ended March 31, 2000 was $2.4 million, which consisted primarily of proceeds from the issuance of common stock under our stock plans, partially offset by payments on our long-term debt. The net cash provided by financing activities in the nine months ended March 31, 1999 was $389,000, which resulted primarily from the issuance of common stock under our stock plans.

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

In addition to our acquisitions of Rand Software and Parallax Research in fiscal 1999 and our acquisition of Oval in the first fiscal quarter of 2000, we intend to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden our product offerings and to provide a more complete mobile information management product offering. We have no additional commitments or agreements regarding any transaction of this kind; however, we may acquire businesses, products or technologies in the future. We may require additional financing in the future and, if we were required to obtain additional financing in the future, sources of capital may not be available on terms favorable to us, if at all.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including particular derivative instruments embedded in other contracts and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under current operations, adoption of Statement of Financial Accounting Standard No. 133 is not expected to harm our business. Statement of Financial Accounting Standard No. 133 is effective for our fiscal ending June 30, 2001.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" in December 1999. The staff accounting bulletin summarized the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is required by our first fiscal quarter of 2001. We are currently evaluating the effect, if any, of the staff accounting bulletin on our revenue recognition practices and results of operations. IMPACT OF YEAR 2000 We did not experience significant problems with the date change from December 31, 1999 to January 1, 2000. We cannot, however, conclude that any failure of third parties to achieve Year 2000 compliance will not negatively affect us.

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

Our operating results have fluctuated significantly in the past and we expect that they will continue to do so in the future. If our operating results fall below the expectations of securities analysts and investors, the price of our stock may fall. Some of the factors that may cause fluctuations in our operating results include, but are not limited to:

- changes in the buying patterns of our original equipment manufacturer customers;
-        changes in customer demand for our products;
- announcements or introductions of new products or services by our competitors;
-        delays in developing and introducing new products and services;
-        changes in our pricing policies as a result of increased competition;
-        the mix of distribution channels through which we sell our products;
- the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
-        the emergence of new technologies or industry standards;
- the timing of customer orders, which can be influenced by fiscal year end buying pressure and seasonal trends;
- a shift in the mix of products sold, resulting in increased sales of lower-margin products; o the discontinuation of any of our product offerings, which could result in product returns and inventory writeoffs; and
- changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

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

For additional information regarding the historical trading prices of our common stock, see "Price range of common stock."

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

WE RELY HEAVILY UPON SALES TO HEWLETT-PACKARD, AND IF HEWLETT-PACKARD DECIDES TO DECREASE OR DISCONTINUE THE BUNDLING OF OUR PRODUCTS, OUR NET REVENUE MAY DECLINE.

For the nine months ended March 31, 2000, sales to Hewlett-Packard represented 24% of our net revenue, the substantial majority of which was generated by the bundling of our XTNDAccess IrDA Printer Adapter with Hewlett-Packard mid-range printers. In April 2000, Hewlett-Packard notified us that it would no longer bundle this product with its printers sold in North America. As a result, we expect our net revenue from Hewlett-Packard to decline. If Hewlett-Packard decides to further decrease its purchases, our net revenue may further decline. Hewlett-Packard is not obligated to purchase any minimum quantities of our product in any given period of time. The markets for printers are characterized by high price competition and relatively low gross margins. These factors could cause Hewlett-Packard to reduce production of or eliminate the printers for which our product is purchased or seek price concessions from us. Any of these events could cause our net revenue to decline.

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


                          Extended Systems Incorporated



                          By:  /s/ Karla K. Rosa
                              -------------------------------------------------
                               Karla K. Rosa
                               Vice President, Finance
                               Chief Financial Officer

                               (Principal Financial and Accounting Officer and Duly Authorized Officer)