Form 10-Q
period 2000-09-30
EXTENDED SYSTEMS INC
filed 2000-11-14
CIK 1051490

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 000-23597

EXTENDED SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0399670 (I.R.S. Employer Identification No.)

5777 North Meeker Avenue, Boise, ID 83713
(Address of principal executive office) (Zip Code)

(208) 322-7575
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock as of September 30, 2000 was 10,434,193.

EXTENDED SYSTEMS INCORPORATED

FORM 10-Q

For the Three Months Ended September 30, 2000

INDEX

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and 1999	1
	Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2000 and 1999	2
	Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000	3
	Consolidated Condensed Statements of Cash Flows for the Three Months Ended September 30, 2000 and 1999	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	24
Signature		25

Part I. Financial Information

Item 1. Financial Statements

EXTENDED SYSTEMS INCORPORATED

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2000	1999
Net revenue	$12,229	$13,089
Cost of net revenue	5,249	6,978

Gross profit	6,980	6,111
Operating expenses:
Research and development	3,090	2,237
Acquired in-process research and development	—	2,365
Marketing and sales	4,970	4,164
General and administrative	1,304	1,055
Amortization of intangibles	243	170

Loss from operations	(2,627)	(3,880)
Other expense (income), net	(119)	79
Interest expense	—	178

Loss before income taxes	(2,508)	(4,137)
Income tax benefit	(928)	(1,076)

Net loss	$(1,580)	$(3,061)

Loss per share:
Basic	$(0.15)	$(0.34)
Diluted	$(0.15)	$(0.34)
Number of shares used in per share calculation:
Basic	10,360	8,995
Diluted	10,360	8,995

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2000	1999
Net income loss	$(1,580)	$(3,061)
Change in currency translation	(113)	—

Comprehensive loss	$(1,693)	$(3,061)

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	September 30, 2000	June 30, 2000
ASSETS
Current:
Cash and cash equivalents	$5,389	$6,191
Receivables	13,764	12,499
Inventories	2,762	3,484
Prepaids and other	1,200	1,200
Deferred income taxes	715	715

Total current assets	23,830	24,089
Property and equipment, net	7,647	7,817
Intangibles, net	5,833	6,237
Deferred income taxes	7,487	5,785
Other assets	293	293

Total assets	$45,090	$44,221

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Current debt	$—	$67
Accounts payable	3,586	3,026
Accrued expenses	2,835	2,643
Deferred revenue	1,014	770

Total current liabilities	7,435	6,506

Stockholders' equity:
Preferred Stock; $0.001 par value per share, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.001 par value per share, 75,000 shares authorized; 10,434 and 10,309 shares issued and outstanding	10	10
Additional paid-in capital	29,696	28,108
Retained earnings	8,960	10,540
Deferred compensation	(219)	(264)
Accumulated other comprehensive loss	(792)	(679)

Total stockholders' equity	37,655	37,715

Total liabilities and stockholders' equity	$45,090	$44,221

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(1,580)	$(3,061)
Adjustments to reconcile net loss to net cash used by operating activities:
Acquired in-process research and development	—	2,365
Provision for bad debts	46	39
Provision for write-down of inventory	210	60
Depreciation and amortization	767	662
Accretion of discount on long-term debt	—	174
Payment of discount on long-term debt	—	(3,675)
Tax benefit from employee stock options	771	—
Deferred income taxes	(1,702)	—
Stock option compensation	44	47
Other	(3)	—
Changes in assets and liabilities, net of effect of acquisitions:
Receivables	(1,351)	(335)
Inventories	480	536
Prepaids and other assets	(1)	(7)
Accounts payable and accrued expenses	1,003	319

Net cash used by operating activities	(1,316)	(2,876)

Cash flows from investing activities:
Purchase of property and equipment	(202)	(188)
Maturities of available-for-sale securities	—	3,001
Acquisitions:
Oval (1415) Limited, net of cash acquired	—	(5,286)
Other investing activities	21	(38)

Net cash used by investing activities	(181)	(2,511)

Cash flows from financing activities:
Proceeds from the issuance of common stock	802	—
Payments on long-term debt	(67)	(4,552)
Net borrowings under line of credit agreement	—	2,575

Net cash provided by (used by) financing activities	735	(1,977)
Effect of exchange rate changes on cash	(40)	—

Net decrease in cash and cash equivalents	(802)	(7,364)
Cash and cash equivalents:
Beginning of period	6,191	9,668

End of period	$5,389	$2,304

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

    The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in our 2000 Annual Report on Form 10-K.

    Recently Issued Accounting Standards.  The Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," in December 1999. This bulletin summarizes the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, we are unable to assess the impact, if any, SAB 101 may have on our operations. We are required to adopt this bulletin no later than our fourth quarter of fiscal 2001.

Receivables

    Receivables consisted of the following at:

	September 30, 2000	June 30, 2000
Accounts receivable	$11,749	$10,332
Income taxes receivable	1,686	1,520
Other receivables	566	848
Allowance for doubtful accounts	(237)	(201)

	$13,764	$12,499

Inventories

    Inventories consisted of the following at:

	September 30, 2000	June 30, 2000
Purchased parts	$1,216	$1,417
Work in process	247	308
Finished goods	1,299	1,759

	$2,762	$3,484

Intangible Assets

    Intangible assets consisted of the following at:

	September 30, 2000	June 30, 2000
Goodwill	$4,080	$4,065
Purchased technology	3,128	3,128
Other intangibles	894	894

	8,102	8,087
Less accumulated amortization	(2,269)	(1,850)

	$5,833	$6,237

Accrued Expenses

    Accrued expenses consisted of the following at:

	September 30, 2000	June 30, 2000
Accrued payroll and related benefits	$1,632	$1,145
Accrued warranty and support costs	445	435
Other	758	1,063

	$2,835	$2,643

Business Segment, Geographic Area Data and Major Customers

    We determined our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

    Our mobile information management segment includes both mobile data management and universal mobile connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products in the mobile information management segment include data synchronization and management software, wireless connectivity products, enterprise Internet appliances and client/server database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers, enterprises, application developers and computer resellers.

    Our printing solutions segment includes our maturing network print server and non-network printer sharing products that we sell primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies and to original equipment manufacturers.

    Our other products segment primarily consists of our discontinued mechanical port replicator products.

    The accounting policies for our segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K. We had no intersegment sales. We measure segment operating results based on income or loss from operations. We do not generally distinguish our assets by reportable segment. We allocate depreciation expense and other indirect expenses to reportable segments using various methods such as percentage of square footage used to total square footage and percentage of direct expense to total direct expenses.

    Segment information is as follows for the three months ended September 30:

	2000	1999
Net revenue:
Mobile information management	$8,722	$8,485
Printing solutions	3,506	4,579
Other products	1	25

Total	$12,229	$13,089

Loss from operations:
Mobile information management	$(2,522)	$(3,648)
Printing solutions	(89)	(214)
Other products	(16)	(18)

Total	$(2,627)	$(3,880)

    Our mobile information management segment's loss from operations includes an acquired in-process research and development charge of $2.4 million recorded in the three months ended September 30, 1999.

    Sales to a distributor accounted for 14% of net revenue in the first quarter of fiscal 2001 and were primarily in our mobile information management segment. Sales to an original equipment manufacturer accounted for 22% of net revenue in the first quarter of fiscal 2000 and were primarily in our mobile information management segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    In addition to historical information, this Form 10-Q contains forward-looking statements. In this Form 10-Q, the words "expects," "anticipates," "believes," "intends," "will" and similar expressions identify forward-looking statements, which are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding future levels of software product sales, international sales, original equipment manufacturer sales, gross margin percentages, staffing levels, expense levels, levels of accounts receivable, anticipated cash funding needs, and future acquisitions. We assume no obligation to update any forward-looking statements. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock." You should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our 2000 Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q that we will file in fiscal 2001. All period references are to our first quarters ended September 30, 2000 and 1999 and our fiscal year ended June 30, 2001 and 2000, unless otherwise indicated. Tabular amounts are in thousands, except percentages.

Results of Operations

    We classify our product offerings into three segments:

  •
  mobile information management;

  •
  printing solutions; and

  •
  other products.

    Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect, synchronize and print information on demand. The products in our mobile information management segment include data synchronization and management software, wireless connectivity products, enterprise Internet appliances and client/ server database management systems with remote access capabilities. We sell our mobile information management products primarily to original equipment manufacturers, enterprises, application developers and computer resellers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

  •
  software license fees;

  •
  sales of hardware products;

  •
  non-recurring development fees that are generated when we adapt our products to a customer's specifications;

  •
  support and maintenance fees; and

  •
  royalties.

    We believe that net revenue from mobile information management products, specifically our mobile information management software products, will generate a larger percentage of net revenue as we continue to focus our research and development and our marketing and sales efforts on our mobile information management software products and as our mobile information management software products continue to achieve increased market acceptance. Our future results of operations will be highly dependent upon the success of recently introduced products.

    Our printing solutions segment includes our maturing network print server and non-network printer sharing products sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies. We also sell printing solutions products to a number of original equipment manufacturers. Our net revenue from the printing solutions segment has been decreasing, partially due to decreased unit sales of both network print server and non-network printer sharing products as we shifted resources to support our mobile information management products. We derive revenue primarily from sales of hardware products and, to a lesser extent, from non-recurring development fees and royalties. We expect net revenue from our printing solutions products will continue to decline over the next several quarters and will continue to become a smaller percentage of our net revenue.

    Our other products segment consists of our discontinued mechanical port replicator products.

    We derive a substantial portion of our net revenue from international sales, principally from our international sales subsidiaries, original equipment manufacturers and from a limited number of distributors. In the first quarters of fiscal 2001 and 2000, sales outside of North America represented 59% and 79% of our net revenue, respectively. We typically experience a decrease in international sales in the first fiscal quarter as a result of typical seasonality in Europe and certain other regions in the summer months when business activities decrease. We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future.

    In the first quarters of fiscal 2001 and 2000, sales to customers in Asia represented 22% and 31% of net revenue, respectively. Decreasing revenue from Asian customers was primarily related to the expected decrease in sales of our XTNDAccess IrDA Printer Adapter to Hewlett-Packard. This decrease was offset in part by an increase in sales to other multi-national original equipment manufacturers that incorporate or bundle our products with their products and sell their products worldwide.

    Several of our products, in particular our XTNDAccess wireless connectivity products, ExtendNet print servers and XTNDConnect data synchronization and management software, are sold to original equipment manufacturers. We intend to continue to increase sales to original equipment manufacturers in the future, particularly with our mobile information management products. In fiscal 2000, sales of mobile information management products and services to Hewlett-Packard accounted for 23% of our net revenue. Substantially all of our net revenue derived from Hewlett-Packard was generated by sales of our XTNDAccess IrDA Printer Adapter for bundling with one of its mid-range printers. Hewlett-Packard also licenses and purchases other mobile information management products. In April 2000, Hewlett-Packard notified us that it is no longer bundling our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but that it is offering our product as a free accessory to its customers with the purchase of the Hewlett-Packard printer.

    In the first quarter of fiscal 2001, sales to CF Company, a distributor of our mobile information management products and the account manager for a number of our other original equipment manufacturer customers, accounted for 14% of our net revenue.

    Revenue from original equipment manufacturer sales has fluctuated in the past and is expected in the future to fluctuate on a quarterly basis, as demand in the original equipment manufacturer market is difficult to predict and dependent on the timing of original equipment manufacturer projects and the effectiveness of their marketing efforts.

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

	Three months ended September 30,
	2000	% Change	1999
Net revenue	$12,229	(6.6)%	$13,089

    The decrease in net revenue in the first quarter of fiscal 2001 from the same period in fiscal 2000 was due primarily to a 33% decrease in net revenue from sales of our mobile information management hardware products and a 23% decrease in net revenue from sales of our printing solutions products. The weakening of the Euro since the prior year also contributed to the decrease in net revenue, as a result of translating the net revenue of our international subsidiaries, which is generally denominated in their local currencies, into U.S. dollars. This decrease was offset, in part, by a 71% increase in net revenue from sales of our mobile information management software products.

	Three months ended September 30,
	2000	% Change	1999
Gross profit	$6,980	14.2%	$6,111
Gross margin	57.1%		46.7%

    Our cost of net revenue consists primarily of costs associated with components, out-sourced manufacturing of particular subassemblies, in-house labor associated with assembly, testing, procurement, shipping and quality assurance, amortization of purchased technology, facility costs and royalties for the use of third-party software. The increase in gross margin in the first quarter of fiscal 2001 from the same period in fiscal 2000 was the result of increased sales of mobile information management software products and decreased shipments of lower margin mobile information management hardware products. The increase in gross margin was partially offset by a shift in product mix in the printing solutions segment toward lower margin products.

    We expect that increased sales of our mobile information management software products will continue to have a positive impact on our gross margin. We also expect that gross margin in our printing solutions segment may continue to decline as a result of a continued shift in product mix toward lower margin products.

	Three months ended September 30,
	2000	% Change	1999
Research and development	$3,090	38.1%	$2,237
as a % of net revenue	25.3%		17.1%

    Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs, facility costs and travel expenses. The increase in research and development expenses in the first quarter of fiscal 2001 from the same period last year was primarily the result of additional personnel in our mobile information management segment. This increase is partially offset by a decrease in expenses in our printing solutions segment as we continued to refocus our development efforts to new mobile information management products. At September 30, 2000, we had 127 research and development personnel, a 25% increase from the 102 personnel at the same time last year.

    We expect research and development expenses to continue to increase throughout fiscal 2001, primarily as a result of continued increased staffing in our mobile information management segment.

	Three months ended September 30,
	2000	% Change	1999
Marketing and sales	$4,970	19.4%	$4,164
as a % of net revenue	40.6%		31.8%

    Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing, sales and support personnel and promotional expenses. The increase in marketing and sales expenses for the first quarter of fiscal 2001 from the same period last year was primarily due to increased personnel costs and promotional activities for the mobile information management segment, both domestically and at our European subsidiaries. These increases were partially offset by decreased promotional activities in our printing solutions segment. We had 186 sales and marketing personnel on staff at September 30, 2000, up from the 179 on staff at the same time last year.

    We expect marketing and sales expenses to continue to increase in the future, primarily in our mobile information management segment.

	Three months ended September 30,
	2000	% Change	1999
General and administrative	$1,304	23.6%	$1,055
as a % of net revenue	10.7%		8.1%

    General and administrative expenses generally consist of salaries and other personnel costs of our finance, management information systems, human resources and other administrative employees and professional service expenses. The increase in general and administrative expenses in the first quarter of fiscal 2001 from the same period last year was primarily attributable to an increase in the cost of our directors and officers insurance. Our insurance premiums increased as a result of an increase in coverage limit and the current market environment for directors and officers insurance.

    We expect general and administrative expenses to continue to increase in the future as our operations continue to expand.

	Three months ended September 30,
	2000	% Change	1999
Amortization of intangibles	$243	42.9%	$170
as a % of net revenue	2.0%		1.3%

    Amortization of intangibles is the result of goodwill and other intangibles, which resulted from our acquisitions of Advance Systems, Rand Software and Parallax Research.

	Three months ended September 30,
	2000	% Change	1999
Income tax benefit	$(928)	(13.8)%	$(1,076)
as a % of (loss) before taxes	37.0%		26.0%

    The decrease in the income tax benefit for the first quarter of fiscal 2001 from the same period last year was attributable to a decrease in the loss before income taxes, partially offset by an increase in the effective tax rate for the first quarter of fiscal 2001. The change in the effective tax rate for the first quarter of fiscal 2001 was primarily the result of valuation allowances recorded in the prior year on deferred tax assets arising from our acquisition of Advance Systems and on foreign tax credit carryforwards. Although realization is not assured, we believe it is more likely than not that the remaining net deferred tax assets will be realized.

Results of Operations by Segment

    The discussion below addresses the operating results attributable to our two primary segments.

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

	Three months ended September 30,
	2000	% Change	1999
Net revenue	$8,722	2.8%	$8,485
Loss from operations	(2,522)	(30.9)%	(3,648)

    Net revenue from sales of mobile information management products grew to 71% of our net revenue for the first quarter of fiscal 2001, up from 65% in the same period last year.

    Net revenue increased in the first quarter of 2001 from the same period last year as a result of a higher content of net revenue from mobile information management software licenses, royalties and support and maintenance fees as a percentage of total sales. Net revenue from our mobile information management software products, including our XTNDAccess Bluetooth and our XTNDConnect data synchronization and management software products, was $5.0 million in the first quarter of fiscal 2001, an increase of 71% from the $2.9 million in the same period last year. This increase in sales of software products was partially offset by a decrease in unit sales of our XTNDAccess hardware products to original equipment manufacturers, which in turn was partially offset by an increase in the average selling price of XTNDAccess hardware products sold.

    We expect that net revenue from mobile information management software products will continue to expand to become the majority of our net revenue and will continue to have a positive impact on our gross margin. While we saw some renewed interest in our XTNDAccess hardware products from original equipment manufacturers in the first quarter of fiscal 2001, we do expect that net revenue from our mobile information management hardware products will continue to decline in the coming quarters.

    The decreased loss from operations for our mobile information management segment in the first quarter of fiscal 2001 from the same period last year was primarily the result of an acquired in-process research and development charge of $2.4 million recorded in the prior year from our August 1999 acquisition of Advance Systems and increased gross profit. This decreased loss from operations was offset in part by an increase in spending for research and development projects for mobile information management software products and increased spending in marketing and sales for all mobile information management products worldwide.

Printing Solutions Segment

    The printing solutions segment includes our maturing network print server and non-network printer sharing products, sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies and to original equipment manufacturers.

	Three months ended September 30,
	2000	% Change	1999
Net revenue	$3,506	(23.4)%	$4,579
Loss from operations	(89)	(58.4)%	(214)

    In the first quarter of fiscal 2001, 29% of our net revenue was derived from sales of our printing solutions products, as compared to 35% in the same period last year.

    The decrease in net revenue for the first quarter of fiscal 2001 from the same period last year was principally due to decreased unit sales of both network print server products and non-network printer sharing products worldwide. This decrease in unit sales was coupled with a decrease in average selling price of print server products sold, which was due primarily to a change in product mix.

    We expect that net revenue from sales of printing solutions products will continue to decline in coming quarters. We also expect that gross margin in our printing solutions segment may continue to decline as a result of a continued shift in product mix toward lower margin products.

    The loss from operations from our printing solutions segment decreased in the first quarter of fiscal 2001 from the same period last year primarily due to a decrease in operating expenses as we shifted resources to support our mobile information management products. This decrease was partially offset by decreased gross profit from network print server products as a result of sales of lower priced and lower margin products.

Liquidity, Capital Resources and Financial Condition

    Net cash used by operating activities in the first quarter of fiscal 2001 was $1.3 million and was primarily a result of our net loss, adjusted for such non-cash items as depreciation and amortization, and an increase in receivables. These cash uses were partially offset by an increase in accounts payable and accrued expenses and a decrease in inventories. Net cash used by operating activities in the first quarter of fiscal 2000 was $2.9 million and was primarily the result of the payment of a discount on long-term debt, partially offset by a decrease in inventories.

    Accounts receivable was $11.5 million at September 30, 2000 as compared to $10.1 million at June 30, 2000. We expect that accounts receivable may increase in the event that net revenue increases and as net revenue from original equipment manufacturers and international customers represents a higher percentage of our net revenue.

    Net cash used by investing activities in the first quarter of fiscal 2001 was $181,000, which consisted primarily of purchases of property and equipment. Net cash used by investing activities in the first quarter of fiscal 2000 was $2.5 million and consisted primarily of cash payments for the acquisition of Oval, the parent company of Advance Systems, partially offset by cash from maturities and sales of available-for-sale securities.

    We currently plan to incur aggregate capital expenditures of approximately $1.4 million during fiscal 2001, primarily for software, system improvements and personal computers.

    Net cash provided by financing activities in the first quarter of fiscal 2001 was $735,000, which consisted primarily of proceeds from the issuance of common stock under our stock plans. Net cash used by financing activities in the first quarter of fiscal 2000 was $2.0 million, which consisted primarily of payments on our long-term debt, partially offset by proceeds from the issuance of common stock under our stock plans.

    We have an uncollateralized bank revolving line of credit of $10.0 million, which expires on October 31, 2001. Interest on borrowings is at the lender's prime rate. There were no borrowings under this line at September 30, 2000 or June 30, 2000. The line of credit agreement has restrictive covenants that require us to maintain particular financial ratios.

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

    We intend to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden our mobile information management product offering. We currently have no commitments or agreements regarding any transaction of this kind; however, we may acquire businesses, products or technologies in the future. As a result, we may require additional financing in the future and, if we were required to obtain additional financing in the future, sources of capital may not be available on terms favorable to us, if at all.

Effects of Foreign Currency Exchange Rates

    We derive a substantial portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of original equipment manufacturers and independent distributors. Sales made by our international subsidiaries, excluding our Singapore subsidiary, are generally denominated in foreign currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into U.S. dollars. Fluctuations in exchange rates also may make our products more expensive to original equipment manufacturers and independent distributors who purchase our products in U.S. dollars.

    We have not experienced significant costs as a result of the introduction of a European single currency, known as the Euro, introduced on January 1, 1999. At an appropriate time before December 31, 2001, the end of the transition period, product prices in participating countries will be denominated in the Euro and converted to local denominations. During the transition period, our financial systems located in the participating countries will be converted from local denominations to the Euro. We do not presently expect that the transition to the Euro will significantly affect our foreign currency exchange activities. Further, we do not expect that the transition to the Euro will result in any significant increase in costs to us and all costs associated with the transition to the Euro will be expensed to operations as incurred. While we will continue to evaluate the impact of the transition of the Euro, based on currently available information, we do not believe that the introduction of the Euro will harm our business.

    We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the British Pound and Euro, to offset currency fluctuations on payments and receipts of foreign currencies on transactions with international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

Recently Issued Accounting Standards

    The Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," in December 1999. This bulletin summarizes the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, we are unable to assess the impact, if any, SAB 101 may have on our operations. We are required to adopt this bulletin no later than our fourth quarter of fiscal 2001.

Factors That May Affect Future Results and Market Price of Stock

    Our quarterly and annual operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

    Our operating results have fluctuated in the past and we expect that they may continue to do so in the future. If our operating results fall below the expectations of securities analysts and investors, the price of our stock may fall. Some of the factors that may cause fluctuations in our operating results include, but are not limited to:

  •
  changes in the buying patterns of our original equipment manufacturer customers;

  •
  changes in customer demand for our products;

  •
  announcements or introductions of new products or services by our competitors;

  •
  delays in developing and introducing new products and services;

  •
  changes in our pricing policies as a result of increased competition;

  •
  the mix of distribution channels through which we sell our products;

  •
  the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;

  •
  the emergence of new technologies or industry standards;

  •
  the timing of customer orders, which can be influenced by fiscal year-end buying pressure and seasonal trends;

  •
  a shift in the mix of products sold, resulting in increased sales of lower-margin products;

  •
  the discontinuation of any of our product offerings or segments, which could result in product returns and inventory writeoffs; and

  •
  changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

    Our stock price may be volatile and could drop significantly, resulting in the partial or total loss of your investment.

    The trading price of our common stock may significantly fluctuate, which may cause your investment to decrease in value. For example, during the period from October 1, 1999 to September 30, 2000, the price of our common stock ranged from $6 to $150 per share. The following factors may have a significant impact on the market price of our common stock:

  •
  quarter-to-quarter variations in operating results;

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  general conditions in the computer and mobile device industry; price and trading volume volatility in the public stock markets generally; and

  •
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

    Our existing key business relationships do not, and any future key business relationships may not, provide us any exclusive rights. Many of the companies with which we have established and intend to establish key business relationships have multiple strategic relationships, and these companies may not regard their relationships with us as significant. In most of these relationships, either party may terminate the relationship with little notice. In addition, these companies may attempt to develop or acquire products that compete with our products. They may do so on their own or in collaboration with others, including our competitors. Further, our existing business relationships may interfere with our ability to enter into other potential relationships.

    If specific industry-wide standards and protocols, such as Bluetooth, WAP, SyncML and IrDA, upon which our products are or will be based, do not achieve widespread acceptance, our business would be harmed.

    We have designed a number of our current and upcoming products to conform to industry standards and protocols, such as:

  •
  Bluetooth, a short-range radio communication protocol;

  •
  WAP, or the Wireless Application Protocol;

  •
  SyncML, a data synchronization protocol; and

  •
  IrDA, a wireless communication protocol created by the Infrared Data Association.

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

    A significant portion of our net revenue in any quarter is typically derived from sales to a limited number of original equipment manufacturers. For example, in fiscal 2000, sales of mobile information management products and services to Hewlett-Packard accounted for 23% of our net revenue. In April 2000, Hewlett-Packard notified us that it is no longer bundling our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but that it is offering our product as a free accessory to its customers with the purchase of the Hewlett-Packard printer. As a result, sales to Hewlett-Packard were less than 3% of our net revenue in the first quarter of fiscal 2001.

    In the event that other original equipment manufacturers reduce their purchases of our products, our operating results and future growth could be harmed. In addition, any significant deferral of purchases of our products by original equipment manufacturers could harm our quarterly operating results.

    Sales to original equipment manufacturers frequently involve lengthy sales cycles, typically six to 12 months, and may be subject to a number of significant risks over which we have little or no control, including:

  •
  competing products or technology that original equipment manufacturers may incorporate into their systems or internally develop;

  •
  original equipment manufacturers' budgetary constraints and internal acceptance review procedures;

  •
  the timing of original equipment manufacturers' budget cycles;

  •
  the timing of original equipment manufacturers' competitive product evaluation processes; and

  •
  the effectiveness of original equipment manufacturers' marketing efforts of for their own products.

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

    As part of our strategy, we intend to continue to pursue the acquisition of companies that either complement or expand our existing business. If we fail to properly evaluate and execute acquisitions, our business would be harmed. We may not be able to properly evaluate the technology and accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses. Acquisitions involve a number of risks and difficulties, including:

  •
  expansion into new markets and business areas;

  •
  the integration of acquired technologies with our existing products and technologies;

  •
  diversion of management's attention and other resources to the assimilation of the operations and personnel of the acquired companies;

  •
  availability of equity or debt financing on terms favorable to us or our stockholders;

  •
  integration of management information systems, personnel, research and development and marketing, sales and support operations; and

  •
  potential adverse short-term effects on our operating results.

    In addition, if we conduct acquisitions using debt or equity securities, existing stockholders may be diluted, which could affect the market price of our stock.

    We forecast certain component inventory purchases and many of our expenses based on expected net revenue, which is difficult to predict. If we fail to accurately predict net revenue in a particular period, we may be unable to adjust our component inventory purchasing and expenses in that period and our operating results would be harmed.

    Our quarterly net revenue and operating results depend in large part on the volume and timing of orders received within the quarter, which are difficult to forecast. We typically operate with a relatively small order backlog and significant component inventory purchases and portions of our expenses are fixed in advance, based in large part on our forecast of future net revenue. In addition, a majority of our net revenue results from the sale of products to a number of original equipment manufacturers and distributors, which are difficult to predict. None of our distributors or original equipment manufacturers is obligated to purchase our products or certain component inventory that is used in the manufacturer of our products except pursuant to current purchase orders or purchase agreements. If net revenue is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust component inventory purchasing and spending to compensate for the shortfall. Also, we may be required to record an increase in our provision for obsolete inventory if certain component inventory that we purchase in anticipation of a higher level of product sales cannot be returned to vendors and the inventory cannot be used in the manufacturer of our other products. Therefore, a shortfall in actual net revenue as compared to estimated net revenue could harm our operating results.

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

    We may not compete successfully against current or future competitors, many of whom have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources. Increased competition may result in price reductions, reduced margins, loss of market share and a change in our business and marketing strategies, any of which could harm our business. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend the market acceptance of our products. Price concessions or the emergence of other pricing or distribution strategies by our competitors or us may diminish our revenue.

    We compete with:

  •
  mobile data management companies, including Puma Technology, fusionOne, Aether Software and Starfish Software, a subsidiary of Motorola;

  •
  client/server database providers, including Microsoft, Interbase, Pervasive Software and Oracle;

  •
  mobile connectivity companies, including Widcomm, Digianswer (a subsidiary of Motorola) and ACTiSYS;

  •
  internet solutions providers, including IBM, Cobalt Networks, eSoft and Ramp Networks;

  •
  print server manufacturers, including Hewlett-Packard, Intel and Lexmark; and

  •
  internal research and development departments of original equipment manufacturers, many of whom are our current customers.

    As the markets for mobile data management products grow, we expect competition from existing competitors to intensify and new competitors, including original equipment manufacturers to which we sell our products, to introduce products that compete with ours.

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

  •
  the potential inability to obtain an adequate supply of existing and new products and reduced control over delivery schedules;

  •
  product quality; and

  •
  product cost.

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

    The markets for our products are characterized by:

  •
  rapidly changing technologies;

  •
  evolving industry standards;

  •
  frequent new product introductions; and

  •
  short product life cycles.

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

    We derive a substantial portion of our net revenue from international sales. We expect that international sales will continue to represent a substantial portion of our net revenue for the foreseeable future. International sales are subject to a number of risks, including:

  •
  changes in government regulations;

  •
  export license requirements;

  •
  tariffs, taxes and trade barriers;

  •
  fluctuations in currency exchange rates, which could cause our products to become relatively more expensive to customers in a particular country and lead to a reduction in sales in that country; longer collection and payment cycles than those in the United States;

  •
  difficulty in staffing and managing international operations; and

  •
  political and economic instability, including instability caused by the European monetary union and military actions.

    Currency exchange rate fluctuations could cause our operating results to fluctuate.

    The transactions made through our subsidiaries in France, Germany, Italy, the Netherlands and the United Kingdom are primarily denominated in local currencies. Accordingly, these international operations expose us to currency exchange rate fluctuations, which in turn could cause our operating results to fluctuate when we translate revenue and expenses denominated in other currencies into U.S. dollars.

    From time to time, we enter into foreign currency forward contracts, typically against the British Pound and Euro, to offset currency fluctuations on payments and receipts of foreign currencies on transactions with international subsidiaries. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    We derive a substantial portion of our revenue from international sales, principally through our international subsidiaries in France, Germany, Italy, Singapore, the Netherlands and the United Kingdom, and through a limited number of original equipment manufacturers and independent distributors. Therefore, we face exposure to adverse movements in foreign currency exchange rates. Sales made by our international subsidiaries are generally denominated in the country's local currency with the exception of our subsidiary in Singapore. Fluctuations in exchange rates between the U.S. dollar and other foreign currencies could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into U.S. dollars. Fluctuations in exchange rates also may make our products more expensive to original equipment manufacturers and independent distributors who purchase our products in U.S. dollars.

    We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the British Pound and Euro, to offset currency fluctuations on payments and receipts of foreign currencies on transactions with international subsidiaries. At September 30, 2000, we had contracts in place totaling $4.1 million that matured within 30 days. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)
EXHIBITS

27.1
Financial Data Schedule

(b)
REPORTS ON FORM 8-K

  The Company filed no reports on Form 8-K during the three months ended September 30, 2000.

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Extended Systems Incorporated
By:	/s/ KARLA K. ROSA Karla K. Rosa Vice President, Finance Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

QuickLinks

Extended Systems Incorporated Notes to Consolidated Financial Statements (unaudited)
Part II. Other Information
SIGNATURE