Form 10-Q
period 2000-12-31
EXTENDED SYSTEMS INC
filed 2001-02-14
CIK 1051490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

    The number of shares outstanding of the registrant's Common Stock as of December 31, 2000 was 10,700,401.

EXTENDED SYSTEMS INCORPORATED

FORM 10-Q

For the Three and Six Months Ended December 31, 2000

INDEX

Part I. Financial Information	Page

Item 1. Financial Statements

Consolidated Statements of Operations
for the Three and Six Months Ended December 31, 2000 and 1999	1

Consolidated Statements of Comprehensive Loss
for the Three and Six Months Ended December 31, 2000 and 1999	1

Consolidated Balance Sheets
as of December 31, 2000 and June 30, 2000	2

Consolidated Statements of Cash Flows
for the Three and Six Months Ended December 31, 2000 and 1999	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	23

Signature	24

Part I. Financial Information

Item 1. Financial Statements

EXTENDED SYSTEMS INCORPORATED

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months ended
	December 31,		December 31,

	2000	1999	2000	1999

Net revenue	$13,857	$15,272	$26,086	$28,361
Cost of net revenue	5,553	8,041	10,803	15,020

Gross profit	8,304	7,231	15,283	13,341
Operating expenses:
Research and development	3,371	2,198	6,461	4,448
Acquired in-process research and development	–	–	–	2,352
Marketing and sales	5,920	4,354	10,890	8,518
General and administrative	1,383	1,115	2,687	2,168
Amortization of intangibles	243	237	486	407

Loss from operations	(2,613)	(673)	(5,241)	(4,552)
Other expense (income), net	(82)	25	(202)	104
Interest expense	1	57	1	235

Loss before income taxes	(2,532)	(755)	(5,040)	(4,891)
Income tax benefit	(937)	(287)	(1,865)	(1,362)

Net loss	$(1,595)	$(468)	$(3,175)	$(3,529)

Earnings (loss) per share:
Basic	$(0.15)	$(0.05)	$(0.30)	$(0.39)
Diluted	$(0.15)	$(0.05)	$(0.30)	$(0.39)
Number of shares used in per share calculation:
Basic	10,473	9,320	10,416	9,158
Diluted	10,473	9,320	10,416	9,158

Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six Months ended
	December 31,		December 31,

	2000	1999	2000	1999

Net loss	$(1,595)	$(468)	$(3,175)	$(3,529)
Change in currency translatuion	131	(116)	(48)	(116)

Comprehensive loss	$(1,464)	$(584)	$(3,223)	$(3,645)

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

Consolidated Balance Sheets
(in thousands, except par value)

		December 31,	June 30,
		2000	2000

		(unaudited)
ASSETS
Current:
Cash and cash equivalents		$4,848	$6,191
Receivables		13,977	12,499
Inventories		2,849	3,484
Prepaids and other	;	935	1,200
Deferred income taxes		691	715

Total current assets		23,300	24,089
Property and equipment, net		7,687	7,817
Intangibles, net		5,431	6,237
Deferred income taxes		9,101	5,785
Other assets		293	293

Total assets		$45,812	$44,221

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Current debt		$–	$67
Accounts payable		3,974	3,026
Accrued expenses		2,719	2,643
Deferred revenue		1,143	770

Total current liabilities		7,836	6,506

Stockholders' equity:
Preferred Stock; $0.001 par value per share, 5,000 shares
authorized; no shares issued or outstanding		–	–
Common stock; $0.001 par value per share, 75,000 shares
authorized; 10,700 and 10,309 shares issued and outstanding		11	10
Additional paid-in capital		31,327	27,844
Retained earnings		7,365	10,540
Accumulated other comprehensive loss		(727)	(679)

Total stockholders' equity		37,976	37,715

Total liabilities and stockholders' equity		$45,812	$44,221

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	December 31,

	2000	1999

Cash flows from operating activities:
Net loss	$(3,175)	$(3,529)
Adjustments to reconcile net loss to net cash used by operating activities:
Acquired in-process research and development	–	2,352
Provision for bad debts	185	119
Provision for write-down of inventory	485	80
Depreciation and amortization	1,539	1,409
Accretion of discount on long-term debt	–	174
Payment of discount on long-term debt	–	(3,675)
Tax benefit from employee stock transactions	1,307	488
Deferred income taxes	(3,292)	(434)
Stock option compensation	93	178
Other	(7)	(7)
Effects of changes in assets and liabilities, net of effect of acquisitions:
Receivables	(1,704)	(1,302)
Inventories	138	17
Prepaids and other assets	259	115
Accounts payable and accrued expenses	1,061	558
Deferred revenue	373	23

Net cash used by operating activities	(2,738)	(3,434)

Cash flows from investing activities:
Purchases of property and equipment	(611)	(526)
Maturities of available-for-sale securities	–	3,001
Acquisition:
Oval (1415) Limited, net of cash acquired	–	(5,273)
Other investing activities	40	(82)

Net cash used by investing activities	(571)	(2,880)

Cash flows from financing activities:
Proceeds from the issuance of common stock	2,051	1,835
Payments on long-term debt	(67)	(4,738)
Net borrowings under line of credit agreement	–	3,288

Net cash provided by financing activities	1,984	385
Effect of exchange rate changes on cash	(18)	(23)

Net decrease in cash and cash equivalents	(1,343)	(5,952)
Cash and cash equivalents:
Beginning of period	6,191	9,668

End of period	$4,848	$3,716

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

Notes to Consolidated Financial Statements
(unaudited)

Extended Systems has two primary operating segments. Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable mobile users to access, collect, synchronize and print information on demand. Our printing solutions segment provides printer connectivity solutions for network and non-network computer environments.

Basis of presentation. Our consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. We have eliminated all significant intercompany accounts and transactions. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows. We have made reclassifications to the consolidated financial statements to conform the presentations. Tabular amounts are in thousands.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in our 2000 Annual Report on Form 10-K.

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

	Three and Six Months Ended
	December 31,

	2000	1999

Stock options	2,657	2,936
Shares for convertible notes	–	558

Recently Issued Accounting Standards. The Securities and Exchange Commission issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” in December 1999. This bulletin affirms the Securities and Exchange Commission’s view in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has recently issued further guidance with respect to adoption of specific issues addressed by Staff Accounting Bulletin 101. Based on this guidance from the SEC, we are currently assessing the impact, if any, Staff Accounting Bulletin 101 may have on our operations. We are required to adopt this bulletin no later than our fourth quarter of fiscal 2001.

In March 2000 the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25." Financial Accounting Standards Board Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25. We adopted this interpretation on July 1, 2000 without impact to our results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted this statement on July 1, 2000 without an impact on our results of operations.

Receivables

	December 31,	June 30,
	2000	2000

Accounts receivable	$11,893	$10,332
Income taxes receivable	1,716	1,520
Other receivables	746	848
Allowance for doubtful accounts	(378)	(201)

	$13,977	$12,499

Inventories

	December 31,	June 30,
	2000	2000

Purchased parts	$1,311	$1,417
Work in process	108	308
Finished goods	1,430	1,759

	$2,849	$3,484

Intangible Assets

	December 31,	June 30,
	2000	2000

Goodwill	$3,969	$4,065
Purchased technology	3,128	3,128
Other intangibles	894	894

	7,991	8,087
Less accumulated amortization	(2,560)	(1,850)

	$5,431	$6,237

Accrued Expenses

	December 31,	June 30,
	2000	2000

Accrued payroll and related benefits	$1,174	$1,145
Accrued warranty and support costs	445	435
Other	1,100	1,063

	$2,719	$2,643

Business Segment, Geographic Area Data and Major Customers

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

Our mobile information management segment includes both mobile data management and universal mobile connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products in the mobile information management segment include data synchronization and management software, wireless connectivity products, client/server database management systems with remote access capabilities and enterprise Internet appliances. We sell mobile information management products primarily to original equipment manufacturers, enterprises, application developers and computer resellers.

Our printing solutions segment includes our maturing network print server and non-network printer sharing products sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies and to original equipment manufacturers.

Our other products primarily consist of our discontinued mechanical port replicator products.

The accounting policies for our segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K. We had no intersegment sales. We measure segment operating results based on income or loss from operations. We do not generally distinguish our assets by reportable segment. We allocate depreciation expense and other indirect expenses to reportable segments using various methods such as percentage of square footage used to total square footage and percentage of direct expenses to total direct expenses.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Net revenue:
Mobile information management	$9,843	$10,071	$18,565	$18,556
Printing solutions	4,014	5,183	7,520	9,762
Other products	–	18	1	43

Total	$13,857	$15,272	$26,086	$28,361

Income (loss) from operations:
Mobile information management	$(2,712)	$(768)	$(5,234)	$(4,415)
Printing solutions	109	109	20	(105)
Other products	(10)	(14)	(27)	(32)

Total	$(2,613)	$(673)	$(5,241)	$(4,552)

Our mobile information management segment loss from operations includes an acquired in-process research and development charge of $2.4 million recorded in the six months ended December 31, 1999.

Sales to a distributor accounted for 10% of net revenue in the six months ended December 31, 2000 and were primarily in our mobile information management segment. Sales to an original equipment manufacturer accounted for 24% of net revenue in the six months ended December 31, 1999 and were also primarily in our mobile information management segment.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements, which are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding:

   levels of mobile information management and printing solutions product sales;
   levels of international sales;
   levels of original equipment manufacturer sales;
   gross margin from each segment;
   staffing and expense levels;
   our ability to realize remaining deferred tax assets;
   levels of accounts receivable;
   levels of capital expenditures;
   compliance with bank covenants;
   renewal of the line of credit facility;
   anticipated cash funding needs; and
   future acquisitions.

We assume no obligation to update any forward-looking statements. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed in Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Market Price of Stock.” You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our 2000 Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q that we will file in fiscal 2001. All period references are to our second quarters ended December 31, 2000 and 1999 and our fiscal years ended June 30, 2001 and 2000, unless otherwise indicated. Tabular amounts are in thousands, except percentages.

Overview

We classify our product offerings into three segments:

   mobile information management;
   printing solutions; and
   other products.

Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect, synchronize and print information on demand. The products in our mobile information management segment include data synchronization and management software, wireless connectivity products, client/server database management systems with remote access capabilities and enterprise Internet appliances. We sell our mobile information management products primarily to original equipment manufacturers, enterprises, application developers and computer resellers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

   software license fees;
   sales of hardware products;
   royalties;
   support and maintenance fees; and
   non-recurring development fees that we generate when we adapt products to customers' specifications.

We believe net revenue from mobile information management products will generate a larger percentage of net revenue as we continue to focus our research and development and our marketing and sales efforts on our mobile information management products and as they continue to achieve increased market acceptance. Our future results of operations will be highly dependent upon the success of our mobile information management software products, specifically our XTNDConnect data synchronization and management software and our XTNDAccess Bluetooth wireless connectivity software, which we expect will generate a majority of our net revenue in the future.

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

We expect net revenue from our printing solutions products to decline over the next several quarters and to represent a decreasing percentage of our net revenue as we continue to shift resources to support our mobile information management products. However, we experienced a sequential increase in net revenue from printing solutions products in the second quarter of fiscal 2001, which resulted from strong sales of print servers to original equipment manufacturers.

Our other products segment consists of our discontinued mechanical port replicator products.

We derive a majority of our net revenue from international sales, principally from our international sales subsidiaries, original equipment manufacturers and from a limited number of distributors.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net Revenue Percentages by Region	2000	1999	2000	1999

Domestic	42%	26%	42%	24%
International:
Europe	39	40	37	43
Asia	17	32	19	31
Other regions	2	2	2	2

Total international	58	74	58	76

Total net revenue	100%	100%	100%	100%

The decrease in net revenue from customers in Asia from the prior year was due primarily to a decrease in sales of XTNDAccess IrDA Printer Adapters to Hewlett-Packard. This decrease was offset in part by an increase in sales to other multi-national original equipment manufacturers that incorporate or bundle our products with their products and sell their products worldwide. We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise 55% to 65% of net revenue throughout fiscal 2001.

A portion of net revenue for several of our products, in particular our XTNDAccess wireless connectivity products, ExtendNet print servers and XTNDConnect data synchronization and management software, is generated from sales to original equipment manufacturers. We intend to continue to increase sales to original equipment manufacturers in the future, particularly with our mobile information management products. In the six months ended December 31, 1999, sales of mobile information management products and services to Hewlett-Packard accounted for 23% of our net revenue, respectively. In the prior year, substantially all of our net revenue derived from Hewlett-Packard was generated by sales of our XTNDAccess IrDA Printer Adapter for bundling with one of its mid-range printers. Hewlett-Packard also licenses and purchases other mobile information management products. In April 2000, Hewlett-Packard notified us that it would no longer bundle our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but that it would offer our product as a free accessory to its customers with the purchase of the Hewlett-Packard printer. As a result, sales to Hewlett-Packard were less than 4% of our net revenue in the six months ended December 31, 2000.

In the six months ended December 31, 2000, sales to CF Company, a distributor of our mobile information management products and the account manager for a number of our other original equipment manufacturer customers, accounted for 10% of our net revenue.

Revenue from original equipment manufacturer sales has fluctuated in the past and we expect it will fluctuate in the future on a quarterly basis, as demand in the original equipment manufacturer market is difficult to predict and dependent on the timing of original equipment manufacturer projects and the effectiveness of their marketing efforts.

We market and sell some of our products, primarily our printing solution products, through multiple indirect channels, primarily distributors and resellers. We support our indirect channels with our own marketing and sales organization. We provide most of our distributors and resellers with price protection rights and limited product return rights for stock rotation. Stock rotation rights permit distributors to return products to us for credit against an offsetting purchase order, but are limited based upon amounts purchased by a given distributor during the preceding quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for those products. Distributor product returns and price protection adjustments have not historically had a significant impact on our results of operations.

Results of Operations

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2000	Change	1999	2000	Change	1999

Net revenue	$13,857	(9)%	$15,272	$26,086	(8)%	$28,361

The decreases in net revenue in the three and six months ended December 31, 2000 from the same periods last year were due primarily to 45% and 39% decreases, respectively, in net revenue from sales of our mobile information management hardware products, primarily sales of XTNDAccess Infrared Printer Adapters to Hewlett-Packard. The decreases in net revenue were also due, in part, to 23% decreases in net revenue from sales of our printing solutions products. The weakening of the Euro also contributed to the decreases in net revenue as a result of translating the net revenue of our international subsidiaries, which is generally denominated in their local currencies, into U.S. dollars. These decreases were offset, in part, by 69% and 67% increases, respectively, in net revenue from sales of our mobile information management software products, principally our XTNDAccess Blue SDK and XTNDConnect data synchronization and management software.

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2000	Change	1999	2000	Change	1999

Gross profit	$8,304	15%	$7,231	$15,283	15%	$13,341
Gross margin	60%		47%	59%		47%

Our cost of net revenue consists primarily of costs associated with raw materials, out-sourced manufacturing of particular subassemblies, in-house labor associated with assembly, testing, procurement, shipping and quality assurance, freight, amortization of purchased technology, facility costs and royalties for the use of third-party software. The increases in gross margin in the three and six months ended December 31, 2000 from the same periods last year were the result of increased sales of mobile information management software products and decreased shipments of lower margin mobile information management hardware products.

We expect increased sales of our mobile information management software products, and decreased sales of lower-margin mobile information management hardware products, to continue to have a positive impact on our overall gross margin. We also expect that positive impact may be partially offset by the potential continuing decline in the gross margin in our printing solutions segment as a result of a continued shift in product mix toward lower margin products.

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2000	Change	1999	2000	Change	1999

Research and development	$3,371	53%	$2,198	$6,461	45%	$4,448
As a % of net revenue	24%		14%	25%		16%

Research and development expenses primarily consist of salaries and other personnel costs of our research and development teams, consulting costs, facility costs and travel expenses. The increases in research and development expenses in the three and six months ended December 31, 2000 from the same periods last year were primarily due to an increase in the number of engineers dedicated to mobile information management software projects. This increase in expenses is partially offset by a decrease in expenses in our printing solutions segment as we continued to refocus our development efforts to new mobile information management products.

We expect research and development expenses to continue to increase throughout fiscal 2001, primarily as a result of continued increased staffing in our mobile information management segment.

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2000	Change	1999	2000	Change	1999

Marketing and sales	$5,920	36%	$4,354	$10,890	28%	$8,518
As a % of net revenue	43%		29%	42%		30%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing, sales and support personnel and promotional expenses. The increases in marketing and sales expenses in the three and six months ended December 31, 2000 from the same periods last year were primarily due to increased personnel costs and promotional activities for mobile information management software products, both domestically and at our European subsidiaries. These increases were partially offset by decreased promotional activities in our printing solutions segment.

We expect marketing and sales expenses to continue to increase in the future, primarily in our mobile information management segment.

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2000	Change	1999	2000	Change	1999

General and administrative	$1,383	24%	$1,115	$2,687	24%	$2,168
As a % of net revenue	10%		7%	10%		8%

General and administrative expenses primarily consist of salaries and other personnel costs of our finance, management information systems, human resources and other administrative employees and professional service expenses. The increases in general and administrative expenses in the three and six months ended December 31, 2000 from the same periods last year were primarily attributable to an increase in the cost of our directors and officers insurance. Our insurance premiums increased as a result of an increase in coverage limit and the market environment for directors and officers insurance.

We expect general and administrative expenses to continue to increase in the future as our operations continue to expand.

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2000	Change	1999	2000	Change	1999

Income tax benefit	$937	227%	$287	$1,865	37%	$1,362
As a % of loss before income
taxes	37%		38%	37%		28%

The increase in the income tax benefits for the three months ended December 31, 2000 from the same periods last year was primarily due to an increase in our loss before income taxes. The increase in the income tax benefit for the six months ended December 31, 2000 from the same period last year was primarily the result of valuation allowances recorded in the prior year on deferred tax assets arising from our acquisition of Advance Systems and on foreign tax credit carryforwards. Although realization is not assured, we believe it is more likely than not that the remaining net deferred tax assets will be realized. The net deferred tax asset of $9.1 million at December 31, 2001 consisted primarily of net operating loss carryforwards, including loss carryforwards of $5.8 million resulting from the tax benefit from employee stock transactions.

Results of Operations by Segment

The discussion below addresses the operating results attributable to our two primary segments. Our segment operating results are not necessarily indicative of operating results that would result if each segment were a stand-alone business as a result of fixed corporate costs such as administration and facilities, which are allocated across all of our segments.

Mobile Information Management Segment

Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect, synchronize and print information on demand. Our products in our mobile information management segment include data synchronization and management software, wireless connectivity products, client/server database management systems with remote access capabilities and enterprise Internet solutions.

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2000	Change	1999	2000	Change	1999

Net revenue	$9,843	(2)%	$10,071	$18,565	–%	$18,556
Loss from operations	(2,712)	253	(768)	(5,234)	19	(4,415)

Net revenue from sales of mobile information management products grew to 71% of our net revenue for the second quarter of fiscal 2001, up from 66% in the same period last year.

Net revenue decreased in the second quarter of fiscal 2001 from the same period last year as a result of a decrease in unit sales of our XTNDAccess infrared hardware products to original equipment manufacturers, specifically Hewlett-Packard. This decrease was offset in part by a volume driven increase in license revenue, royalties and support and maintenance fees from our mobile information management software products and an increase in average selling price of XTNDAccess hardware products. Net revenue from our mobile information management software products, including our XTNDAccess Bluetooth and XTNDConnect data synchronization and management software products, was $6.4 million in the second quarter of fiscal 2001, an increase of 69% from $3.8 million of net revenue in the same period last year.

A volume driven increase in net revenue from our mobile information management software products and an increase in average selling price of XTNDAccess hardware products offset the impact of a decrease in unit sales of our XTNDAccess infrared hardware products in the six months ended December 31, 2000. Net revenue from mobile information management software products was $11.3 million, an increase of 67% from $6.8 million of net revenue in the same period last year.

We expect that net revenue from mobile information management software products will continue to expand and will represent the majority of our net revenue and will continue to have a positive impact on our gross margin. While we have experienced some renewed interest in our XTNDAccess infrared hardware products from original equipment manufacturers in the first and second quarters of fiscal 2001, we expect net revenue from our mobile information management hardware products, which include our enterprise Internet solutions, to continue to decline in the coming quarters.

The increased losses from operations for our mobile information management segment in both periods presented from the same periods last year were primarily the result of an increase in spending for research and development projects for mobile information management software products and increased spending in marketing and sales for all mobile information management products worldwide.

Printing Solutions Segment

The printing solutions segment includes our maturing network print server and non-network printer sharing products, sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies and to original equipment manufacturers.

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2000	Change	1999	2000	Change	1999

Net revenue	$4,014	(23)%	$5,183	$7,520	(23)%	$9,762
Income (loss) from operations	109	–	109	20	119	(105)

In the second quarter of fiscal 2001, 29% of our net revenue was derived from sales of our printing solutions products, as compared to 34% in the same period last year.

The decreases in net revenue in both periods presented from the same periods last year were principally due to decreased unit sales of both network print server products and non-network printer sharing products worldwide. These decreases in unit sales were coupled with decreases in the average selling price of print server products sold as a result of changes in product mix.

We expect that net revenue from sales of printing solutions products will continue to decline in coming quarters. Gross margin in our printing solutions segment may continue to decline as a result of a decrease in units sold and a continued shift in product mix toward lower margin products.

Income from operations in the second quarter of fiscal 2001 was consistent with income from operations in the same quarter last year as a result of a decrease in gross profit caused by a decrease in unit sales, offset by a decrease in operating expenses as we shifted resources to support our mobile information management products. In the six months ended December 31, 2000, the decrease in loss from operations from the prior year resulted from a decrease in operating expenses, which was only partially offset by a decrease in gross profit.

Liquidity, Capital Resources and Financial Condition

Net cash used by operating activities in the six months ended December 31, 2000 was $2.7 million and was comprised primarily of an increase in receivables and our net loss, adjusted for such non-cash items as deferred income taxes, depreciation and amortization and a provision for write-down of inventory. These cash uses were partially offset by an increase in accounts payable and accrued expenses. Net cash used by operating activities in the six months ended December 31, 1999 was $3.4 million and was primarily the result of the payment of a discount on long-term debt and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

Accounts receivable was $11.5 million at December 31, 2000 as compared to $10.1 million at June 30, 2000. We expect that our accounts receivable will increase if net revenue increases. Further, accounts receivable may increase if net revenue from original equipment manufacturers and international customers becomes a higher percentage of our net revenue as these customers generally have longer payment cycles.

Net cash used by investing activities in the six months ended December 31, 2000 was $571,000, which consisted primarily of purchases of property and equipment. Net cash used by investing activities in the six months ended December 31, 1999 was $2.9 million and consisted primarily of cash payments for the acquisition of Oval, the parent company of Advance Systems, partially offset by cash provided from maturities and sales of available-for-sale securities.

We currently plan to incur aggregate capital expenditures of approximately $1.4 million during fiscal 2001, primarily for software, system improvements and personal computers.

Net cash provided by financing activities in the six months ended December 31, 2000 was $2.0 million, which consisted primarily of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities in the six months ended December 31, 1999 was $385,000, which consisted primarily of net borrowing under our line of credit agreement and proceeds from the issuance of common stock under our stock plans partially offset by payments on our long-term debt.

We have an uncollateralized bank revolving line of credit of $10.0 million, which expires on October 31, 2001. Interest on borrowings is at the lender's prime rate. There were no borrowings under this line at December 31, 2000 or June 30, 2000. The line of credit agreement has restrictive covenants that require us to maintain particular financial ratios. We do not foresee any difficulty in complying with these covenants and expect to renew or replace the facility on or before October 31, 2001.

We believe that our existing working capital and borrowing capacity, coupled with the funds we expect to generate from our operations, will be sufficient to fund our anticipated working capital, capital expenditure and debt payment requirements over the next 12 months. In the longer term, we may require additional sources of liquidity to fund future growth. These sources of liquidity may include additional equity offerings, which could result in dilution to our stockholders, or additional debt financing.

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

We have not experienced significant costs as a result of the introduction of a European single currency, the Euro, introduced on January 1, 1999. At an appropriate time before December 31, 2001, the end of the transition period, product prices in participating countries will be denominated in the Euro and converted to local denominations. During the transition period, our financial systems located in the participating countries will be converted from local denominations to the Euro. We do not presently expect the transition to the Euro to significantly affect our foreign currency exchange activities. Further, we do not expect the transition to the Euro to result in any significant increase in costs to us and all costs associated with the transition to the Euro will be expensed to operations as incurred. While we will continue to evaluate the impact of the transition to the Euro, based on currently available information, we do not believe that the transition to the Euro will harm our business.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the British Pound and Euro, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

Recently Issued Accounting Standards

The Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," in December 1999. This bulletin summarizes the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has recently issued further guidance with respect to adoption of specific issues addressed by Staff Accounting Bulletin 101. Based on this guidance from the SEC, we are currently assessing the impact, if any, Staff Accounting Bulletin 101 may have on our operations. We are required to adopt this bulletin no later than our fourth quarter of fiscal 2001.

In March 2000 the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25." Financial Accounting Standards Board Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25.. We adopted this interpretation on July 1, 2000 without an impact to our results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted this statement on July 1, 2000 without an impact to our results of operations.

Factors That May Affect Future Results and Market Price of Stock

Our quarterly and annual operating results may fluctuate significantly and fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

Our operating results have fluctuated in the past and may continue to do so in the future. If our operating results fall below the expectations of securities analysts or investors, the price of our stock may fall. Some of the factors that may cause fluctuations in our operating results include, but are not limited to:

  changes in the buying patterns of corporate information technology or our original equipment manufacturer customers;
  changes in customer demand for our products;
  the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
  announcements or introductions of new products or services by our competitors;
  delays in developing and introducing new products and services;
  changes in our pricing policies as a result of increased competition;
  the mix of distribution channels through which we sell our products;
  the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
  the emergence of new technologies or industry standards;
  the timing of customer orders, which can be influenced by fiscal year-end buying pressure and seasonal trends;
  a shift in the mix of products sold, resulting in increased sales of lower-margin products;
  the discontinuation of any of our product offerings or segments, which could result in product returns and inventory write downs; and
  changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

Our stock price may be volatile and could drop significantly, resulting in the partial or total loss of a stockholder's investment.

The trading price of our common stock may fluctuate significantly, which may cause a stockholder's investment to decrease in value. For example, during the period from January 1 to December 31, 2000, the price of our common stock ranged from $10.13 to $150.00 per share. The following factors may have a significant impact on the market price of our common stock:

  quarter-to-quarter variations in operating results;
  announcements of technological innovations or new products by us or our competitors;
  general conditions in the computer and mobile device industry;
  price and trading volume volatility in the public stock markets in general;
  announcements and updates of our business outlook; and
  changes in security analysts' earnings estimates or recommendations regarding us, our competitors or our customers.

We depend on a number of key business relationships and, if we fail to maintain these relationships or are unable to develop new relationships, our business would suffer.

An important element of our strategy involves entering into key business relationships with other companies that relate to product development, joint marketing and the development of protocols for mobile communications. If we fail to maintain our current relationships or are unable to develop new relationships, our business would suffer. Some of these relationships impose substantial product support obligations on us, which may not be offset by significant revenue. The benefits to us may not outweigh or justify our obligations in these relationships. Also, in order to meet our current or future obligations to original equipment manufacturers, we may be required to allocate additional internal resources to original equipment manufacturers' product development projects, which may delay the completion dates of our other current product development projects.

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

We have designed a number of our current and upcoming products to conform to industry standards and protocols, such as:

  Bluetooth, a short-range radio communication protocol;
  WAP, or the Wireless Application Protocol;
  SyncML, a data synchronization protocol; and
  IrDA, a wireless communication protocol created by the Infrared Data Association.

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

The mobile data management and universal mobile connectivity markets are new and evolving and may not continue to grow or grow at expected rates, which would reduce demand for our products and harm our business.

The mobile data management and universal mobile connectivity markets are still emerging and may not continue to grow or grow at expected rates. Even if the markets grow, our products that address these markets may not be successful. The success of these products will rely to a large degree on the increased use of mobile devices, including personal digital assistants, cell phones, pagers, laptop and handheld computers and digital cameras, and on increased use of technologies such as Bluetooth. Enterprises and original equipment manufacturers may not develop sufficient confidence in mobile devices to deploy our products to a significant degree. Any inability to continue to penetrate the existing markets for mobile data management and universal mobile connectivity products, the failure of current markets to grow, new markets to develop or these markets to be receptive to our products and technologies on which our products are based, could harm our business. The emergence of these markets will be affected by a number of factors beyond our control.

If original equipment manufacturers reduce their purchases of our products, our operating results and future growth could be harmed.

A significant portion of our net revenue in any quarter is typically derived from sales to a limited number of original equipment manufacturers. For example, in fiscal 2000, sales of mobile information management products and services to Hewlett-Packard accounted for 23% of our net revenue. In April 2000, Hewlett-Packard notified us that it is no longer bundling our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but that it is offering our product as a free accessory to its customers with the purchase of the Hewlett-Packard printer. As a result, sales to Hewlett-Packard were less than 4% of our net revenue in the six months ended December 31, 2000.

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
  original equipment manufacturers' budgetary constraints and internal acceptance review procedures;
  the timing of original equipment manufacturers' budget cycles;
  the timing of original equipment manufacturers' competitive product evaluation processes; and
  the effectiveness of original equipment manufacturers' marketing efforts for their own products.

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

  expansion into new markets and business areas;
  the integration of acquired technologies with our existing products and technologies;
  diversion of management's attention and other resources to the assimilation of the operations and personnel of the acquired companies;
  availability of equity or debt financing on terms favorable to us and our stockholders;
  integration of management information systems, personnel, research and development and marketing, sales and support operations; and

  potential adverse short-term effects on our operating results.

In addition, if we conduct acquisitions using debt or equity securities, existing stockholders may be diluted, which could affect the market price of our stock.

We forecast certain component inventory purchases based on forecasted sales volume of hardware units, which are difficult to predict. If we fail to accurately predict sales volume in a particular period, we may be unable to adjust our component inventory purchasing in that period and our operating results could be harmed.

Our quarterly net revenue and operating results depend in large part on the volume and timing of orders received within the quarter, which are difficult to forecast. We typically operate with a relatively small order backlog and significant component inventory purchases are fixed in advance, based in large part on our forecast of future sales volume. In addition, a significant portion of our net revenue results from the sale of products to a number of original equipment manufacturers and distributors, which are difficult to predict.

None of our distributors or original equipment manufacturers are obligated to purchase our products or certain component inventory that is used in the manufacturing of our products except pursuant to current purchase orders or purchase agreements. If sales volume is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust component inventory purchasing to compensate for the shortfall.

Also, we may be required to record an increase in our provision for obsolete inventory if certain component inventory that we purchase in anticipation of a higher level of product sales cannot be returned to vendors and the inventory cannot be used in the manufacturer of our other products.

We forecast many of our expenses on forecasted net revenue and gross profit, which is difficult to predict. If we fail to accurately predict net revenue and gross profit in a particular period, we may be unable to adjust our expenditures in that period and our operating results would be harmed.

Our quarterly net revenue and operating results depend in large part on the volume and timing of orders received within the quarter and on average selling prices, which are difficult to forecast. Significant portions of our expenses are fixed in advance, based in large part on our forecast of future net revenue. In addition, a majority of our net revenue results from the sale of products to a number of original equipment manufacturers and distributors, which are difficult to predict.

If net revenue and gross profit are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust our expenditures to compensate for the shortfall.

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

Markets for our products are becoming increasingly competitive, which could result in lower prices for our products or a loss of market share.

We may not compete successfully against current or future competitors, many of whom have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources. Increased competition may result in price reductions, reduced margins, loss of market share and a change in our business and marketing strategies, any of which could harm our business. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend the market acceptance of our products. Price concessions or the emergence of other pricing or distribution strategies by our competitors or us may diminish our net revenue.

We compete with:

  mobile data management companies, including Aether Software, Pumatech, fusionOne and Starfish Software, a subsidiary of Motorola;
  client/server database providers, including Microsoft, Interbase, Pervasive Software and Oracle;
  mobile connectivity companies, including Widcomm, Digianswer (a subsidiary of Motorola) and ACTiSYS;
  internet solutions providers, including IBM, Cobalt Networks (a division of Sun Microsystems), eSoft and Ramp Networks (a subsidiary of Nokia);
  print server manufacturers, including Hewlett-Packard, Intel and Lexmark; and
  internal research and development departments of original equipment manufacturers, many of whom are our current customers.

As the markets for mobile data management products grow, we expect competition from existing competitors to intensify. We also expect new competitors, including original equipment manufacturers to which we sell our products, to introduce products that compete with ours.

We may not be able to successfully develop or introduce new products.

The markets for our products are characterized by:

  rapidly changing technologies;
  evolving industry standards;
  frequent new product introductions; and
  short product life cycles.

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
  product quality; and
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

Our distributors maintain inventory of the products they purchase from us. We provide most of our distributors and resellers with limited product return rights for stock rotation and with some price protection rights. We may experience significant returns in the future and we may not make adequate allowances to offset these returns. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for these products. The short life cycles of our products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by us or our competitors or other factors affecting the markets in which we compete could result in significant product returns. In addition, changes in inventory management policies at any of our key distributors could harm our business.

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

  changes in government regulations;
  export license requirements;
  tariffs, taxes and trade barriers;
  fluctuations in currency exchange rates, which could cause our products to become relatively more expensive to customers in a particular country and lead to a reduction in sales in that country; longer collection and payment cycles than those in the United States;
  difficulty in staffing and managing international operations; and
  political and economic instability, including instability caused by the European monetary union and military actions.

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

From time to time, we enter into foreign currency forward contracts, typically against the British Pound and Euro, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with international subsidiaries. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

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

The complex software and computer hardware products we offer may contain undetected errors when first introduced or as new versions are released. These errors could result in dissatisfied customers, product liability claims and the loss of or delay in market acceptance of new or enhanced products, any of which could harm our business. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may deploy our products. For example, our mobile information management products are used in a wide variety of telecommunications environments. Changes in technology standards or an increase in the number of telecommunications technologies used in the marketplace may create compatibility issues with our products and our customers' environments. Accordingly, despite testing by us and by current and potential customers, errors could be found after commencement of commercial shipment. A successful product liability claim brought against us could result in our payment of significant legal fees and damages, which would harm our business.

If we are unable to effectively manage our growth, our business will suffer.

Growth in our business may place a significant strain on our administrative, operational and financial resources and increase demands on our systems and controls, which could harm our business. Growth may also result in an increase in the scope of responsibility for management personnel.

We anticipate that growth and expansion will require us to recruit, hire, train and retain a substantial number of new engineering, executive, sales and marketing personnel. In the current employment environment we have experienced difficulty in recruiting qualified personnel, and continued difficulty in this regard could require us to incur significant costs to recruit personnel or could limit our ability to grow. In addition, in order to manage our growth successfully, we will need to continue to expand and improve our operational, management and financial systems and controls. The failure to do so could harm our business.

If we are unable to effectively manage the decline in our printing solutions segment, our business will be harmed.

We have shifted the focus of our business strategy from our maturing printing solutions segment by shifting engineering and marketing and sales resources to our mobile information management segment. However, our operating results are still dependent upon net revenue from sales of our printing solutions products, primarily our network print server products. In the six months ended December 31, 2000, net revenue from sales of printing solutions products represented 29% of our net revenue. We believe net revenue from printing solutions products will continue to decline to become a smaller percentage of our net revenue, however, if the maturation of printing solutions products occurs faster than we anticipate our net revenue and operating results would be harmed. In addition, we may incur additional expenses in terminating the printing solutions business such as employee severance costs and a provision for write-down of inventory, which would adversely affect our operating results.

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

Our success depends upon the continuing contributions of our key management, engineering, sales and marketing and finance personnel. The loss of key personnel could harm our business. We do not maintain any key-person life insurance policies. We believe that our success will also depend upon our ability to attract and retain highly skilled management, engineering, sales and marketing and finance personnel. In particular, we are currently attempting to recruit new engineering personnel; however, we may not be successful at hiring or retaining these personnel.

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

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the British Pound and Euro, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with international subsidiaries. At December 31, 2000, we had contracts in place totaling $6.1 million that matured within 30 days. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Our 2000 Annual Meeting of Stockholders was held on October 25, 2000. At the meeting, the following matters were submitted to a vote of the stockholders:

(a)
The following nominees for Class II Directors were elected. Each person elected as a Class II Director will serve for a three-year term that expires upon the 2003 Annual Meeting of Stockholders or until their successors are elected.
		Votes With
Name of Nominee	Votes For	Authority Withheld

John J. Katsaros	9,116,689	71,694
John M. Russell	9,117,882	70,501
(b)
The ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the year ended June 30, 2001 was approved:
  9,171,570 votes in favor;
  4,923 votes against; and
  11,890 abstentions.
(c)
An amendment was approved to the Extended Systems Incorporated 1998 Stock Plan increasing the number of shares reserved for issuance under the plan by 500,000 shares:
  7,434,492 votes in favor;
  1,744,142 votes against;
  21,342 abstentions; and
  11,593 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)  EXHIBITS

10.25	Employment Agreement between Extended Systems and Scott J. Ritchie, as amended on October 16, 2000.

(b)  REPORTS ON FORM 8-K

We filed no reports on Form 8-K during the three months ended December 31, 2000.

Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Extended Systems Incorporated
By:	/s/ KARLA K. ROSA Karla K. Rosa Vice President, Finance Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)