Form 10-Q
period 2001-03-31
EXTENDED SYSTEMS INC
filed 2001-05-04
CIK 1051490

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM_____ TO _____


                        Commission File Number 000-23597


                          EXTENDED SYSTEMS INCORPORATED
                          -----------------------------
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

The number of shares outstanding of the registrant's Common Stock as of March 31, 2001 was 10,767,713.

================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001

                                      INDEX



PART I.  FINANCIAL INFORMATION                                            PAGE

         Item 1.  Financial Statements

                  Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  March 31, 2001 and 2000                                   1

                  Consolidated Statements of Comprehensive
                  Loss for the Three and Nine Months Ended
                  March 31, 2001 and 2000                                   1

                  Consolidated Balance Sheets as of March 31,
                  2001 and June 30, 2000                                    2

                  Consolidated Statements of Cash Flows for
                  the Three and Nine Months Ended March
                  31, 2001 and 2000                                         3

                  Notes to Consolidated Financial Statements                4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                        23


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         24


SIGNATURE                                                                  25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          MARCH 31,                 MARCH 31,
                                                   ---------------------     ---------------------
                                                     2001         2000         2001         2000
                                                   --------     --------     --------     --------
Net revenue ...................................    $ 11,351     $ 14,896     $ 37,437     $ 43,257
Cost of net revenue ...........................       4,069        7,150       14,871       22,170
                                                   --------     --------     --------     --------
      Gross profit ............................       7,282        7,746       22,566       21,087
Operating expenses:
   Research and development ...................       3,357        2,434        9,818        6,882
   Acquired in-process research and development        --           --           --          2,352
   Marketing and sales ........................       5,662        4,621       16,552       13,139
   General and administrative .................       1,292          985        3,980        3,153
   Amortization of intangibles ................         243          241          729          648
                                                   --------     --------     --------     --------
      Loss from operations ....................      (3,272)        (535)      (8,513)      (5,087)
Other expense (income), net ...................        (269)         (32)        (471)          72
Interest expense ..............................           1           20            1          255
                                                   --------     --------     --------     --------
      Loss before income taxes ................      (3,004)        (523)      (8,043)      (5,414)
Income tax benefit ............................      (1,112)        (199)      (2,976)      (1,561)
                                                   --------     --------     --------     --------
      Net loss ................................    $ (1,892)    $   (324)    $ (5,067)    $ (3,853)
                                                   ========     ========     ========     ========
Loss per share:
   Basic ......................................    $  (0.18)    $  (0.03)    $  (0.48)    $  (0.41)
   Diluted ....................................    $  (0.18)    $  (0.03)    $  (0.48)    $  (0.41)
Number of shares used in per share calculation:
   Basic ......................................      10,736        9,812       10,521        9,374
   Diluted ....................................      10,736        9,812       10,521        9,374

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          MARCH 31,                 MARCH 31,
                                                   ---------------------     ---------------------
                                                     2001         2000         2001         2000
                                                   --------     --------     --------     --------
Net loss ......................................    $ (1,892)    $   (324)    $ (5,067)    $ (3,853)
Change in currency translation                          (69)         (36)        (117)        (152)
                                                   --------     --------     --------     --------
   Comprehensive loss .........................    $ (1,961)    $   (360)    $ (5,184)    $ (4,005)
                                                   ========     ========     ========     ========

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)

                                                                         MARCH 31,     JUNE 30,
                                                                            2001         2000
                                                                          --------     --------
                                                                         (UNAUDITED)
ASSETS
Current:
   Cash and cash equivalents .........................................    $  4,498     $  6,191
   Receivables .......................................................      12,979       12,499
   Inventories .......................................................       2,460        3,484
   Prepaids and other ................................................       1,323        1,200
   Deferred income taxes .............................................         679          715
                                                                          --------     --------
      Total current assets ...........................................      21,939       24,089
Property and equipment, net ..........................................       7,342        7,817
Intangibles, net .....................................................       5,029        6,237
Deferred income taxes ................................................      10,260        5,785
Other assets .........................................................         293          293
                                                                          --------     --------
      Total assets ...................................................    $ 44,863     $ 44,221
                                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Current debt ......................................................    $   --       $     67
   Accounts payable ..................................................       4,327        3,026
   Accrued expenses ..................................................       2,729        2,643
   Deferred revenue ..................................................       1,361          770
                                                                          --------     --------
      Total current liabilities ......................................       8,417        6,506
                                                                          --------     --------

Stockholders' equity:
   Preferred stock; $0.001 par value per share, 5,000 shares
      authorized; no shares issued or outstanding ....................        --           --
   Common stock; $0.001 par value per share, 75,000 shares authorized;
      10,768 and 10,309 shares issued and outstanding
                                                                                11           10
   Additional paid-in capital ........................................      31,886       28,108
   Retained earnings .................................................       5,473       10,540
   Deferred compensation .............................................        (128)        (264)
   Accumulated other comprehensive loss ..............................        (796)        (679)
                                                                          --------     --------
      Total stockholders' equity .....................................      36,446       37,715
                                                                          --------     --------
      Total liabilities and stockholders' equity .....................    $ 44,863     $ 44,221
                                                                          ========     ========

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................    $ (5,067)    $ (3,853)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
      Acquired in-process research and development .......        --          2,352
      Deferred income taxes ..............................      (4,438)          68
      Tax benefit from employee stock transactions .......       1,308          976
      Provision for bad debts ............................         218           44
      Provision for write-down of inventory ..............         605          367
      Gain on sale of assets .............................        (173)        --
      Depreciation and amortization ......................       2,337        2,183
      Accretion of discount on long-term debt ............        --            174
      Payment of discount on long-term debt ..............        --         (3,675)
      Stock option compensation ..........................         135          211
      Other ..............................................        (253)          (9)
      Effects of changes in assets and liabilities, net of
        effect of acquisitions:
        Receivables ......................................         (97)      (2,158)
        Inventories ......................................         388           80
        Prepaids and other assets ........................        (126)         159
        Accounts payable and accrued expenses ............         591          142
        Deferred revenue .................................       1,408          173
                                                              --------     --------
           Net cash used by operating activities .........      (3,164)      (2,766)
                                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...................        (915)        (788)
   Maturities of available-for-sale securities ...........        --          3,001
   Acquisition:
      Oval (1415) Limited, net of cash acquired ..........        --         (5,273)
   Other investing activities ............................          18       (1,563)
                                                              --------     --------
           Net cash used by investing activities .........        (897)      (3,223)
                                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock ............       2,466        6,257
   Payments on long-term debt ............................         (67)      (4,803)
                                                              --------     --------
           Net cash provided by financing activities .....       2,399        1,454
   Effect of exchange rate changes on cash ...............         (31)         (36)
                                                              --------     --------
   Net decrease in cash and cash equivalents .............      (1,693)      (4,571)

CASH AND CASH EQUIVALENTS:
   Beginning of period ...................................       6,191        9,668
                                                              --------     --------
   End of period .........................................    $  4,498     $  5,097
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

BASIS OF PRESENTATION. Our consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. We have eliminated all significant intercompany accounts and transactions. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows. We have made reclassifications to the consolidated statements of cash flows to conform the presentations. Tabular amounts are in thousands.

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in our 2000 Annual Report on Form 10-K.

EARNINGS OR LOSS PER SHARE. We compute basic earnings or loss per share by dividing net income or loss by our weighted average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued the potential dilutive common shares. We exclude from the diluted earnings or loss per share computations stock options and potential shares for convertible debt to the extent that their effect would have been antidilutive. Our diluted earnings or loss per share computations exclude 2.6 million and 2.4 million in stock options as of March 31, 2001 and 2000, respectively, because to include such shares would have been antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This bulletin affirms the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt this bulletin in our fourth quarter of fiscal 2001. Adoption is not expected to have a material effect on our results of operations or financial position.


                                               MARCH 31,        JUNE 30,
RECEIVABLES                                      2001             2000
                                               -------          -------
Accounts receivable...................         $10,002          $10,332
Income taxes receivable...............           1,726            1,520
Other receivables.....................           1,656              848
Allowance for doubtful accounts.......            (405)            (201)
                                               -------          -------
                                               $12,979          $12,499
                                               =======          =======



                                               MARCH 31,        JUNE 30,
INVENTORIES                                      2001             2000
                                               -------          -------
Purchased parts.......................         $ 1,361          $ 1,417
Work in process.......................             103              308
Finished goods........................             996            1,759
                                               -------          -------
                                               $ 2,460          $ 3,484
                                               =======          =======

                                               MARCH 31,        JUNE 30,
INTANGIBLE ASSETS                                2001             2000
                                               -------          -------
Goodwill..............................         $ 3,967          $ 4,065
Purchased technology..................           3,128            3,128
Other intangibles.....................             894              894
                                               -------          -------
                                                 7,989            8,087
Accumulated amortization..............          (2,960)          (1,850)
                                               -------          -------
                                               $ 5,029          $ 6,237
                                               =======          =======


                                               MARCH 31,        JUNE 30,
ACCRUED EXPENSES                                 2001             2000
                                               -------          -------
Accrued payroll and related benefits..         $ 1,497          $ 1,145
Accrued warranty and support costs....             445              435
Other                                              787            1,063
                                               -------          -------
                                               $ 2,729          $ 2,643
                                               =======          =======

INCOME TAXES

As of March 31, 2001, we had a valuation allowance of $5.7 million to reduce our deferred tax assets to estimated realizable value. The valuation allowance primarily relates to net operating loss carryforwards resulting from the tax benefit from employee stock transactions, deferred tax assets arising from our acquisition of Advance Systems and foreign tax credit carryforwards. Based primarily upon tax planning strategies and, to a certain extent, projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, we believe it is more likely than not that the remaining net deferred tax assets will be realized.

BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

Our mobile information management segment includes both mobile data management and universal mobile connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products in the mobile information management segment include data synchronization and management software, wireless connectivity products and client/server database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers, enterprises, application developers and resellers.

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

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                          MARCH 31,                 MARCH 31,
                                    ---------------------     ---------------------
                                      2001         2000         2001         2000
                                    --------     --------     --------     --------
Net revenue:
   Mobile information management.   $  8,270     $ 10,577     $ 26,835     $ 29,133
   Printing solutions ...........      3,082        4,348       10,602       14,110
   Other products ...............         (1)         (29)        --             14
                                    --------     --------     --------     --------
      Total .....................   $ 11,351     $ 14,896     $ 37,437     $ 43,257
                                    ========     ========     ========     ========

Income (loss) from operations:
   Mobile information management.   $ (3,522)    $   (216)    $ (8,757)    $ (4,631)
   Printing solutions ...........        254         (280)         274         (385)
   Other products ...............         (4)         (39)         (30)         (71)
                                    --------     --------     --------     --------
      Total .....................   $ (3,272)    $   (535)    $ (8,513)    $ (5,087)
                                    ========     ========     ========     ========

Our mobile information management segment loss from operations includes an acquired in-process research and development charge of $2.4 million recorded in the nine months ended March 31, 2000.

Sales to an original equipment manufacturer accounted for 24% of net revenue in the nine months ended March 31, 2000 and were primarily in our mobile information management segment.

PROPOSED MERGER WITH PALM, INC.

On March 6, 2001, Palm, Inc. and Extended Systems announced the signing of a definitive agreement under which Palm will acquire Extended Systems in a stock-for-stock exchange. Under the terms of the definitive agreement, Extended Systems stockholders will receive a number of Palm shares based on the average closing price for Palm common stock for the 10 trading days ending two business days prior to the Extended Systems stockholders' meeting to approve the merger. If the average closing price of Palm stock is between $16.60 and $22.00 per share, for each Extended System share, Extended Systems stockholders will receive a number of Palm shares equal to $22.00 divided by the Palm average per share closing price. If the Palm average closing price is at or above $22.00 per share, Extended Systems stockholders will receive one Palm share for each Extended Systems share; if the Palm average closing price is at or below $16.60, Extended Systems stockholders will receive 1.325 Palm shares for each Extended Systems share.

If the merger agreement terminates under limited circumstances, Extended Systems could be required to pay Palm a termination fee of $11 million. The proposed merger remains subject to various customary closing conditions, including Extended Systems stockholder approval, and is expected to close in June 2001.

In conjunction with the merger agreement, Extended Systems granted Palm an option to acquire shares of Extended Systems common stock up to a number of shares equal to 19.9% of the issued and outstanding shares of Extended Systems capital stock at an exercise price of $22.00 per share. The option is not currently exercisable and Palm may only exercise the option upon the occurrence of certain events similar to those upon which the termination fee is payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------
In addition to historical information, this Form 10-Q contains forward-looking statements, which are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding:

o  the proposed merger with Palm, Inc.
o  levels of mobile information management and printing solutions product sales;
o  levels of international sales;
o  levels of original equipment manufacturer sales;
o  gross margin from each segment;
o  staffing and expense levels;
o  our ability to realize remaining deferred tax assets;
o  the development of a plan to exit our printing solutions business;
o  levels of accounts receivable;
o  levels of capital expenditures;
o  compliance with bank covenants;
o  renewal of the line of credit facility;
o  anticipated cash funding needs; and
o  future acquisitions.

We assume no obligation to update any forward-looking statements and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed in Item 2 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our 2000 Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q that we have filed in fiscal 2001. All period references are to our third quarters ended March 31, 2001 and 2000 and our fiscal years ended June 30, 2001 and 2000, unless otherwise indicated. Tabular amounts are in thousands, except percentages.

OVERVIEW
--------
On March 6, 2001, Palm, Inc. and Extended Systems announced the signing of a definitive agreement under which Palm will acquire Extended Systems in a stock-for-stock exchange. The proposed merger remains subject to various customary closing conditions, including Extended Systems stockholder approval. See a further description of the terms of the proposed merger and related agreements in the Notes to Consolidated Financial Statements. You should also review documents that we and Palm file from time to time with the Securities and Exchange Commission, including Palm's Registration Statement on Form S-4, filed on April 6, 2001, and documents filed pursuant to Rule 425 of the Securities Act of 1933.

We classify our product offerings into three segments:

o  mobile information management;
o  printing solutions; and
o  other products.

Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect, synchronize and print information on demand. The products in our mobile information management segment include data synchronization and management software, wireless connectivity products and client/server database management systems with remote access capabilities. We sell our mobile information management products primarily to original equipment manufacturers, enterprises, application developers and resellers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

o  software license fees;
o  royalties;
o  sales of hardware products;
o  support and maintenance fees; and
o non-recurring development fees that we generate when we adapt products to customers' specifications.

We believe net revenue from mobile information management products will generate a larger percentage of net revenue as we continue to focus our research and development and our marketing and sales efforts on our mobile information management products and as they continue to achieve increased market acceptance. Our future results of operations will be highly dependent upon the success of our mobile information management software products, specifically our XTNDConnect data synchronization and management software and our XTNDAccess and XTNDConnect Bluetooth wireless connectivity software, which we expect will generate a majority of our net revenue in the future.

Our printing solutions segment includes our mature network print server and non-network printer sharing products. In conjunction with the merger agreement with Palm, we agreed to develop a plan to exit our printing solutions business. As a result, net revenue from our printing solutions products may decline at an accelerated rate in coming quarters and will likely represent a decreasing percentage of our net revenue.

Our other products segment consists of our discontinued mechanical port replicator products.

We derive a majority of our net revenue from international sales, principally from our international sales subsidiaries, original equipment manufacturers and from a limited number of distributors.

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                           MARCH 31,             MARCH 31,
                                      -----------------     -----------------
NET REVENUE PERCENTAGES BY REGION      2001       2000       2001       2000
---------------------------------     ------     ------     ------     ------
Domestic .........................        44%        38%        42%        29%
International:
   Europe ........................        44         32         39         39
   Asia ..........................        11         28         17         30
   Other regions .................         1          2          2          2
                                      ------     ------     ------     ------
       Total international .......        56         62         58         71
                                      ------     ------     ------     ------
         Total net revenue .......       100%       100%       100%       100%
                                      ======     ======     ======     ======

The decrease from the prior year in net revenue from customers in Asia was due primarily to a decrease in sales of XTNDAccess IrDA Printer Adapters to Hewlett-Packard, offset in part by an increase in sales to other multi-national original equipment manufacturers that incorporate or bundle our products with their products and sell their products worldwide. We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise 55% to 65% of net revenue throughout fiscal 2001.

A portion of net revenue for several of our products, in particular our XTNDAccess and XTNDConnect wireless connectivity products, XTNDConnect data synchronization and management software and our printing solutions products, is generated from sales to original equipment manufacturers and we intend to continue to increase sales to original equipment manufacturers in the future. In the nine months ended March 31, 2000, sales of mobile information management products and services to Hewlett-Packard accounted for 24% of our net revenue, which resulted almost entirely from sales of our XTNDAccess IrDA Printer Adapter for bundling with one of Hewlett-Packard's mid-range printers. As of April 2000, Hewlett-Packard no longer bundled our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but offered our product as a free accessory to its customers with the purchase of the

Hewlett-Packard printer. As a result, sales of printer adapters to Hewlett-Packard have decreased significantly.

Revenue from original equipment manufacturer sales has fluctuated in the past and we expect it will fluctuate in the future on a quarterly basis, as demand in the original equipment manufacturer market is difficult to predict and is dependent upon the timing of original equipment manufacturer projects and the effectiveness of their marketing efforts.

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

RESULTS OF OPERATIONS
---------------------

                        THREE MONTHS ENDED             NINE MONTHS ENDED
                            MARCH 31,                       MARCH 31,
                 -----------------------------   -----------------------------
                    2001     CHANGE     2000        2001     CHANGE     2000
                 -----------------------------   -----------------------------
Net revenue .... $ 11,351     (24)%   $ 14,896   $ 37,437     (13)%   $ 43,257

The decreases in net revenue in the three and nine months ended March 31, 2001 from the same periods last year were due primarily to 52% and 43% decreases, respectively, in net revenue from sales of our mobile information management hardware products, primarily sales of XTNDAccess Infrared Printer Adapters to Hewlett-Packard. The decreases in net revenue were also due, in part, to 29% and 25% decreases in net revenue from sales of our printing solutions products. The weakening of the Euro also contributed to the decreases in net revenue as a result of translating the net revenue of our international subsidiaries, which is generally denominated in their local currencies, into U.S. dollars. These decreases were offset, in part, by 17% and 47% increases, respectively, in net revenue from sales of our mobile information management software products, principally our Bluetooth software development kits and XTNDConnect data synchronization and management software.

                        THREE MONTHS ENDED             NINE MONTHS ENDED
                            MARCH 31,                       MARCH 31,
                 -----------------------------   -----------------------------
                    2001     CHANGE     2000        2001     CHANGE     2000
                 -----------------------------   -----------------------------
Gross profit.... $ 7,282      (6)%     $ 7,746   $22,566        7%     $21,087
Gross margin....     64%                   52%       60%                   49%

Our cost of net revenue consists primarily of costs associated with raw materials, out-sourced manufacturing of particular subassemblies, in-house labor associated with assembly, testing, procurement, shipping and quality assurance, freight, amortization of purchased technology, facility costs and royalties for the use of third-party software. The increases in gross margin in the three and nine months ended March 31, 2001 from the same periods last year were the result of increased sales of mobile information management software products and decreased shipments of lower margin mobile information management hardware and printing solutions products.

We expect increased sales of our mobile information management software products, and decreased sales of lower-margin mobile information management hardware products, to continue to have a positive impact on our overall gross margin. The positive impact may be partially offset by the potential continuing decline in the gross margin in our printing solutions segment as a result of a continued shift in product mix toward lower margin products.

                        THREE MONTHS ENDED             NINE MONTHS ENDED
                            MARCH 31,                       MARCH 31,
                 -----------------------------   -----------------------------
                    2001     CHANGE     2000        2001     CHANGE     2000
                 -----------------------------   -----------------------------
Research and
development......$ 3,357       38%     $ 2,434   $ 9,818       43%     $ 6,882
As a % of
net revenue .....    30%                   16%       26%                   16%

Research and development expenses primarily consist of salaries and other personnel costs of our research and development teams, consulting costs, facility costs and travel expenses. The increases in research and development expenses in the three and nine months ended March 31, 2001 from the same periods last year were primarily due to an increase in the number of engineers dedicated to mobile information management software projects. This increase was partially offset by a decrease in expenses in our printing solutions segment as we continued to refocus our development efforts to new mobile information management products.

We expect research and development expenses to continue to increase throughout fiscal 2001, primarily as a result of continued increased staffing in our mobile information management segment.

                        THREE MONTHS ENDED             NINE MONTHS ENDED
                            MARCH 31,                       MARCH 31,
                 -----------------------------   -----------------------------
                    2001     CHANGE     2000        2001     CHANGE     2000
                 -----------------------------   -----------------------------
Marketing and
sales............$ 5,662      23%      $ 4,621    $16,552      26%     $13,139
As a % of net
revenue .........    50%                   31%        44%                  30%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing, sales and support personnel and promotional expenses. The increases in marketing and sales expenses in the three and nine months ended March 31, 2001 from the same periods last year were primarily due to increased personnel costs and promotional activities for mobile information management software products, both domestically and at our European subsidiaries. These increases were partially offset by decreased promotional activities in our printing solutions segment.

We expect marketing and sales expenses to continue to increase in the future, primarily in our mobile information management segment.

                        THREE MONTHS ENDED             NINE MONTHS ENDED
                            MARCH 31,                       MARCH 31,
                 -----------------------------   -----------------------------
                    2001     CHANGE     2000        2001     CHANGE     2000
                 -----------------------------   -----------------------------
General and
administrative...$ 1,292       31%      $  985   $ 3,980       26%     $ 3,153
As a % of net
revenue .........11%                        7%       11%                    7%

General and administrative expenses primarily consist of salaries and other personnel costs of our finance, management information systems, human resources and other administrative employees and professional service expenses. The increases in general and administrative expenses in the three and nine months ended March 31, 2001 from the same periods last year were primarily attributable to an increase in the cost of our directors and officers insurance. Our insurance premiums increased as a result of an increase in insurance coverage limit and the market environment for directors and officers insurance.

We expect general and administrative expenses to continue to increase in the future as our operations continue to expand. We also expect to incur employee severance costs over the next several quarters as a result of integrating our administrative functions into Palm.

                          THREE MONTHS ENDED             NINE MONTHS ENDED
                              MARCH 31,                       MARCH 31,
                   -----------------------------   -----------------------------
                      2001     CHANGE     2000        2001     CHANGE     2000
                   -----------------------------   -----------------------------
Income tax benefit. $ 1,112     459%      $  199   $ 2,976       91%     $ 1,561
As a % of loss
before income
taxes..............     37%                  38%       37%                   29%

The increases in the income tax benefits in the three and nine months ended March 31, 2001 from the same periods last year were primarily due to increases in our loss before income taxes. The increase in the effective income tax benefit in the nine months ended March 31, 2001 from the same period last year was primarily the result of valuation allowances recorded in the prior year on deferred tax assets arising from our acquisition of Advance Systems and on foreign tax credit carryforwards.

As of March 31, 2001, we had a valuation allowance of $5.7 million to reduce our deferred tax assets to estimated realizable value. The valuation allowance primarily relates to net operating loss carryforwards resulting from the tax benefit from employee stock transactions, deferred tax assets arising from our acquisition of Advance Systems and foreign tax credit carryforwards. Based primarily upon tax planning strategies and, to a certain extent, projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, we believe it is more likely than not that the remaining net deferred tax assets will be realized.

RESULTS OF OPERATIONS BY SEGMENT
--------------------------------
The discussion below addresses the operating results attributable to our two primary segments. Our segment operating results are not necessarily indicative of operating results that would result if each segment were a stand-alone business as a result of fixed corporate costs such as administration and facilities, which are allocated across all of our segments.

Mobile Information Management Segment
-------------------------------------
Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect, synchronize and print information on demand. Our products in our mobile information management segment include data synchronization and management software, wireless connectivity products and client/server database management systems with remote access capabilities.

                          THREE MONTHS ENDED             NINE MONTHS ENDED
                              MARCH 31,                       MARCH 31,
                   -----------------------------   -----------------------------
                      2001     CHANGE     2000        2001     CHANGE     2000
                   -----------------------------   -----------------------------
Net revenue........$ 8,270      (22)%    $10,577   $26,835       (8)%   $29,133
Loss from
operations......... (3,522)    1,531        (216)   (8,757)       89     (4,631)

Net revenue from sales of mobile information management products grew to 73% of our net revenue for the third quarter of fiscal 2001, up from 71% in the same period last year.

Net revenue decreased in the three and nine months ended March 31, 2001, from the same periods last year as a result of decreases in unit sales of our XTNDAccess infrared hardware products to original equipment manufacturers, specifically Hewlett-Packard. These decreases were offset in part by volume driven increases in license revenue, royalties and support and maintenance fees from our mobile information management software products and increases in average selling price of XTNDAccess hardware products. Net revenue from our mobile information management software products, including our Bluetooth and XTNDConnect data synchronization and management software products, was $5.4 million in the third quarter of fiscal 2001, an increase of 17% from $4.6 million of net revenue in the same period last year. For the nine months ended March 31, 2001, net revenue from mobile information management software products was $16.7 million, an increase of 47% from $11.4 million of net revenue in the same period last year.

We expect that net revenue from mobile information management software products will continue to expand and will represent the majority of our net revenue and will continue to have a positive impact on our gross margin. We also expect net revenue from our mobile information management hardware products to continue to decline in the coming quarters.

The increased losses from operations in both periods presented from the same periods last year were primarily the result of an increase in spending for research and development projects for mobile information management software products and increased spending in marketing and sales for all mobile information management products worldwide. These increases in operating expenses were offset in part by increased gross profit from software licenses sold.

Printing Solutions Segment
--------------------------
The printing solutions segment includes our maturing network print server and non-network printer sharing products, sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies and to original equipment manufacturers.

                          THREE MONTHS ENDED             NINE MONTHS ENDED
                              MARCH 31,                       MARCH 31,
                   -----------------------------   -----------------------------
                      2001     CHANGE     2000        2001     CHANGE     2000
                   -----------------------------   -----------------------------
Net revenue.........$ 3,082     (29)%    $ 4,348    $10,602      (25)%   $14,110
Income (loss) from
operations..........    254      191        (280)       274        171     (385)

In the third quarter of fiscal 2001, 27% of our net revenue was derived from sales of our printing solutions products, as compared to 29% in the same period last year.

The decrease in net revenue in the third quarter of fiscal 2001 from the same quarter last year is principally due to a decrease in the average selling price of print server products sold as a result of a change in product mix.

The decrease in net revenue in the nine months ended March 31, 2001 from the same period last year is due to both a decrease in units sold and a decrease in the average selling price of units sold. The decrease in the average selling price is primarily due to a change in product mix.

In conjunction with our proposed merger with Palm, we agreed to develop a plan for exiting the printing solutions business. As a result, net revenue from sales of printing solutions products may decline at an accelerated rate in coming quarters. Gross margin in our printing solutions segment may continue to decline as a result of reductions in average selling prices and a continued shift in product mix toward lower margin products.

The increases in income from operations in both periods presented over the same periods last year resulted from decreases in operating expenses, the impact of which was partially offset by decreases in gross profit. The decreases in gross profit resulted from decreases in average selling prices and, to a lesser extent, a decrease in units sold.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------
Net cash used by operating activities in the nine months ended March 31, 2001 was $3.2 million and was comprised primarily of our net loss, adjusted for such non-cash items as deferred income taxes, depreciation and amortization and a provision for write-down of inventory. This cash use was partially offset by an increase in accounts payable and accrued expenses and an increase in deferred revenue. Net cash used by operating activities in the nine months ended March 31, 2000 was $2.8 million and was primarily the result of the payment of a discount on long-term debt and an increase in receivables, partially offset by the net loss incurred adjusted for non-cash charges such as the acquired in-process research and development charge related to the acquisition of Advance Systems and depreciation and amortization.

Accounts receivable, net of our allowance for bad debts, was $9.6 million at March 31, 2001 as compared to $10.1 million at June 30, 2000. We expect that our accounts receivable will increase if net revenue increases. Further, accounts receivable may increase if net revenue from original equipment manufacturers and international customers becomes a higher percentage of our net revenue as these customers generally have longer payment cycles.

Net cash used by investing activities in the nine months ended March 31, 2001 was $897,000, which consisted primarily of purchases of property and equipment. Net cash used by investing activities in the nine months ended March 31, 2000 was $3.2 million and consisted primarily of cash payments for the acquisition of Oval, the parent company of Advance Systems, partially offset by cash provided from maturities and sales of available-for-sale securities.

We currently plan to incur aggregate capital expenditures of approximately $1.4 million during fiscal 2001 primarily for software, system improvements and personal computers. We incurred $915,000 of capital expenditures in the first nine months of fiscal 2001.

Net cash provided by financing activities in the nine months ended March 31, 2001 was $2.4 million, which consisted primarily of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities in the nine months ended March 31, 2000 was $1.5 million, which consisted primarily of proceeds from the issuance of common stock under our stock plans partially offset by payments on our long-term debt.

We have an uncollateralized bank revolving line of credit of $10.0 million, which expires on October 31, 2001. Interest on borrowings is at the lender's prime rate. There were no borrowings under this line at March 31, 2001 or June 30, 2000. The line of credit agreement has restrictive covenants that require us to maintain particular financial ratios. We do not foresee any difficulty in complying with these covenants and expect to renew or replace the facility on or before October 31, 2001.

We believe that our existing working capital and borrowing capacity, coupled with the funds we expect to generate from our operations, will be sufficient to fund our anticipated working capital and capital expenditure requirements over the next 12 months. In the longer term, we may require additional sources of liquidity to fund future growth. These sources of liquidity may include additional equity offerings, which could result in dilution to our stockholders, or additional debt financing.

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

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES
------------------------------------------
We derive a substantial portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of original equipment manufacturers and independent distributors. Sales made by our international subsidiaries, excluding our Singapore subsidiary, are generally denominated in foreign currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into U.S. dollars. Fluctuations in exchange rates also may make our products more expensive to original equipment manufacturers and independent distributors who purchase our products in U.S. dollars.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------
The Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," in December 1999. This bulletin summarizes the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt this bulletin no later than our fourth quarter of fiscal 2001. Adoption is not expected to have a material effect on our results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------
OUR EFFORTS TO CLOSE THE PROPOSED MERGER WITH PALM MAY HARM OUR BUSINESS AS A RESULT OF DELAYS IN EXECUTING OUR SEPARATE BUSINESS STRATEGY AND UNCERTAINTIES CAUSED BY THE PROPOSED MERGER.

Our efforts to complete the proposed merger and plan our integration with Palm have been and will continue to be complex and time consuming, and may disrupt our business. The attention and effort devoted to the proposed merger may significantly divert management's attention from our other important business objectives, such as growing our mobile information management business.

Completion of the proposed merger is not certain, and this uncertainty may harm our business by disrupting relationships with employees, customers, suppliers and other strategic relationships.

As a result of these uncertainties and the efforts related to the proposed merger with Palm, our business could be harmed as a result of:

o  a potential loss of key management, development or other personnel;
o  a decline in employee morale;
o difficulties in hiring qualified development and other personnel to fill open positions;
o  cancellations, reductions or delays in orders for our products or services;
o the reluctance of new or old customers and vendors to enter into or expand relationships or agreements with us; and
o an inability to pursue or complete acquisitions of other companies that may be strategic to our business.

IF WE ARE UNABLE TO COMPLETE THE PROPOSED MERGER WITH PALM, OUR BUSINESS MAY BE HARMED.

The proposed merger is subject to approval by our stockholders, clearance under German antitrust laws, and other customary closing conditions. We cannot assure you that the proposed merger will be successfully completed. In the event that the merger with Palm is not successfully completed, our business may be harmed as a result of:

o legal, accounting and other costs that we have incurred in conjunction with the proposed merger;
o  a potential loss of key management, development or other personnel;
o  a decline in employee morale;
o damage to customer relationships, including cancellations, reductions or delays in orders for our products or services;
o a loss of key strategic relationships, joint marketing arrangements or key business partners; and
o  delays in product development or development of new service capabilities.

Our inability to complete the merger with Palm may lower our value or reduce our ability to merge with other companies that may have been interested in acquiring us. In addiiton, we could be required to pay a termination fee to Palm upon the occurrence of certain events.

IF THE PROPOSED MERGER WITH PALM IS CONSUMMATED, OUR STOCKHOLDERS' WILL RECEIVE SHARES OF PALM STOCK AND WILL BE SUBJECT TO PALM'S RISKS AND UNCERTAINTIES AND THOSE OF THE COMBINED COMPANY.

Since the announcement of the proposed merger with Palm, our stock price has been trading in proportion to shares of stock of Palm and, if the merger is completed, our stockholders will receive shares of Palm stock in exchange for our stock. You should carefully review the factors that may affect Palm's and the combined company's future results and the trading price of Palm's common stock. These factors are described in documents that Palm files from time to time with the Securities and Exchange Commission.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE THE DECLINE IN OR DEVELOP A SUCCESSFUL PLAN TO EXIT OUR PRINTING SOLUTIONS BUSINESS, OUR BUSINESS WILL BE HARMED.

Our operating results are still dependent upon net revenue from sales of our printing solutions products, primarily our network print server products. In the nine months ended March 31, 2001, net revenue from sales of printing solutions products represented 28% of our net revenue. However, in conjunction with our proposed merger with Palm, we agreed to develop a plan to exit our printing solutions business. As a result, net revenue from our printing solutions products may decline at an accelerated rate in coming quarters and will likely represent a decreasing percentage of our net revenue. Customers may choose to purchase printing solutions products from our competitors due to the uncertainly in their ability to purchase future printing solutions products from us. In addition, we may be required to lower sales prices in an attempt to sell our inventory of printing solutions products.

If we fail to develop a successful plan to exit the printing solutions business, our operating results may also be harmed as a result of:

o  a decline in liquidity;
o  an increase in our provision for write-down of inventory; and
o  an increase in employee severance costs.

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

Our operating results have fluctuated in the past and may continue to do so in the future. If our operating results fall below the expectations of securities analysts or investors, the price of our stock may fall. Some of the factors that may cause fluctuations in our operating results include, but are not limited to:

o changes in the buying patterns of corporate information technology or our original equipment manufacturer customers;
o  changes in customer demand for our products;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
o announcements or introductions of new products or services by our competitors;
o  delays in our development and introduction new products and services;
o  changes in our pricing policies as a result of increased competition;
o  the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
o  the emergence of new technologies or industry standards;
o the timing of customer orders, which can be influenced by fiscal year-end buying pressure, seasonal trends or general economic conditions;
o a shift in the mix of products sold, resulting in fluctuations in gross margin;
o the discontinuation of any of our product offerings or segments, which could result in product returns and inventory write downs; and
o changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

OUR STOCK PRICE MAY BE VOLATILE AND COULD DROP SIGNIFICANTLY, RESULTING IN THE PARTIAL OR TOTAL LOSS OF A STOCKHOLDER'S INVESTMENT.

The trading price of our common stock may fluctuate significantly, which may cause a stockholder's investment to decrease in value. For example, during the period from April 1, 2000, to March 31, 2001, the price of our common stock ranged from $10.13 to $112.94 per share. The following factors may have a significant impact on the market price of our common stock:

o changes in the trading price of Palm's common stock, which may be affected by announcements that Palm may make and other factors related to Palm;
o  quarter-to-quarter variations in operating results;
o announcements of technological innovations or new products by us or our competitors;
o  general conditions in the computer and mobile device industry;
o  price and trading volume volatility in the public stock markets in general;
o  announcements and updates of our business outlook; and
o changes in security analysts' earnings estimates or recommendations regarding our competitors, our customers or us.

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

IF SPECIFIC INDUSTRY-WIDE STANDARDS AND PROTOCOLS, SUCH AS BLUETOOTH, SYNCML AND IRDA, UPON WHICH OUR PRODUCTS ARE OR WILL BE BASED, DO NOT ACHIEVE WIDESPREAD ACCEPTANCE, OUR BUSINESS WOULD BE HARMED.

We have designed a number of our current and upcoming products to conform to industry standards and protocols, such as:

o  Bluetooth, a short-range radio communication protocol;
o  SyncML, a data synchronization protocol; and
o IrDA, a wireless communication protocol created by the Infrared Data Association.

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

IF ORIGINAL EQUIPMENT MANUFACTURERS REDUCE THEIR PURCHASES OF OUR PRODUCTS, OUR OPERATING RESULTS AND FUTURE GROWTH COULD BE HARMED.

A significant portion of our net revenue in any quarter is typically derived from sales to a limited number of original equipment manufacturers. For example, in fiscal 2000, sales of mobile information management products and services to Hewlett-Packard accounted for 23% of our net revenue. As of April 2000, Hewlett-Packard no longer bundled our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but offered our product as a free accessory to its customers with the purchase of the Hewlett-Packard printer. As a result, sales of printer adapters to Hewlett-Packard have decreased significantly.

In the event that other original equipment manufacturers reduce their purchases of our products, our operating results and future growth could be harmed. This risk may be increased due to the uncertainly surrounding our proposed merger with Palm. In addition, any significant deferral of purchases of our products by original equipment manufacturers could harm our quarterly operating results.

Sales to original equipment manufacturers frequently involve lengthy sales cycles, typically nine to 12 months, and may be subject to a number of significant risks over which we have little or no control, including:

o competing products or technology that original equipment manufacturers may incorporate into their systems or internally develop;
o original equipment manufacturers' budgetary constraints and internal acceptance review procedures;
o  the timing of original equipment manufacturers' budget cycles;
o the timing of original equipment manufacturers' competitive product evaluation processes; and
o the effectiveness of original equipment manufacturers' marketing efforts for their own products.

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

As part of our strategy, we intend to continue to pursue the acquisition of companies that either complement or expand our existing business. If we fail to properly evaluate and execute acquisitions, our business would be harmed. We may not be able to properly evaluate the technology and accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses. Acquisitions involve a number of risks and difficulties, including:

o  expansion into new markets and business areas;
o the integration of acquired technologies with our existing products and technologies;
o diversion of management's attention and other resources to the assimilation of the operations and personnel of the acquired companies;
o availability of equity or debt financing on terms favorable to us and our stockholders;
o integration of management information systems, personnel, research and development and marketing, sales and support operations; and
o  potential adverse short-term effects on our operating results.

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

If sales volume is below expectations in any given quarter, particularly sales volumes of printing solutions products, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust component inventory purchasing to compensate for the shortfall. Also, we may be required to record an increase in our provision for write-down of inventory if certain component inventory that we purchase in anticipation of a higher level of product sales cannot be returned to vendors and the inventory cannot be used in the manufacture of our other products.

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

We compete with:

o mobile data management companies, including Aether Software, Pumatech, fusionOne and Starfish Software, a subsidiary of Motorola;
o client/server database providers, including Microsoft, Interbase, Pervasive Software and Oracle;
o mobile connectivity companies, including Widcomm, Digianswer (a subsidiary of Motorola) and ACTiSYS;
o internal research and development departments of original equipment manufacturers, many of whom are our current customers.

As the markets for mobile information management products grow, we expect competition from existing competitors to intensify. We also expect new competitors, including original equipment manufacturers to which we sell our products, to introduce products that compete with ours.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP OR INTRODUCE NEW PRODUCTS.

The markets for our products are characterized by:

o  rapidly changing technologies;
o  evolving industry standards;
o  frequent new product introductions; and
o  short product life cycles.

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

We maintain a limited in-house manufacturing capability for performing materials procurement, final assembly, testing, quality assurance and shipping. We rely primarily third-party manufacturers to manufacture our products and we intend to continue our reliance upon third-party manufacturers in the future. Our reliance on third-party manufacturers involves a number of risks, including:

o the potential inability to obtain an adequate supply of existing and new products and reduced control over delivery schedules;
o  product quality; and
o  product cost.

IF OUR THIRD-PARTY SUPPLIERS FAIL TO MAKE DELIVERIES THAT MEET OUR MANUFACTURING SCHEDULES, OUR BUSINESS MAY BE HARMED.

We rely on third-party suppliers for components used in our products. Because the manufacturing of our products can involve long lead times, in the event of unanticipated increases in demand for our products, we could be unable to obtain product components quickly enough to manufacture particular products in a quantity sufficient to meet customer demand. As a result, our business may be harmed. Some of the components used in our products, including particular semiconductor components and infrared transmission components, are currently available from a limited number of suppliers. From time to time, we have experienced difficulty in obtaining components from suppliers due to increased industry demand and a lack of available supply. For example, we have experienced some difficulty at times in obtaining an adequate supply certain components commonly used in the manufacture of mobile phones, such as resistors and capacitors, for our wireless connectivity products. Any inability to obtain adequate deliveries, increased costs or other circumstances that would require us to seek alternative suppliers could impair our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers and increase the manufacturing cost of our products, either of which would harm our business.

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

Our distributors maintain inventory of the products they purchase from us. We provide many of our distributors and resellers with limited product return rights for stock rotation and with some price protection rights. We may experience significant returns in the future and we may not make adequate allowances to offset these returns. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for these products. The short life cycles of our products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by us or our competitors or other factors affecting the markets in which we compete could result in significant product returns. In addition, changes in inventory management policies at any of our key distributors could harm our business.

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

We derive a substantial portion of our net revenue from international sales. We expect that international sales will continue to represent a substantial portion of our net revenue for the foreseeable future. International sales are subject to a number of risks, including:

o  changes in government regulations;
o  export license requirements;
o  tariffs, taxes and trade barriers;
o fluctuations in currency exchange rates, which could cause our products to become relatively more expensive to customers in a particular country and lead to a reduction in sales in that country; longer collection and payment cycles than those in the United States;
o  difficulty in staffing and managing international operations; and
o political and economic instability, including instability caused by the European monetary union and military actions.

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

IF ENTERPRISES AND INDIVIDUALS ARE RELUCTANT TO USE THE INTERNET TO MANAGE INFORMATION, IT WILL HARM SALES OF SOME OF OUR PRODUCTS.

Sales of some of our products, including our mobile data management products, largely depend upon on the increased use of the Internet by enterprises as replacements for, or enhancements to, their private networks. However, enterprises may be reluctant to use Internet services or applications for functions that are important for their operations. If enterprises determine that our mobile data management products do not provide adequate security for dissemination of information over the Internet, or if for any other reason customers fail to accept our applications and services for use over the Internet, our business could be harmed.

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

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the British Pound and Euro, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with international subsidiaries. At March 31, 2001, we had contracts in place totaling $5.5 million that matured within 30 days. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------
          2.1     Agreement and Plan of Reorganization by and between Palm, Inc.
                  and Extended Systems Incorporated, dated March 6, 2001. (1)
          2.2     Stock Option Agreement by and between Extended Systems
                  Incorporated and Palm, Inc., dated as of March 6, 2001. (1)
          3.1     Restated Certificate of Incorporation. (2)
          3.2     Restated Bylaws. (3)

------------
(1) Incorporated by reference from filing pursuant to Rule 425 , filed with the Securities and Exchange Commission March 16, 2001.

(2) Incorporated by reference from our Registrant's Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission on March 4, 1998.

(3) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 14, 1998.



(b)      REPORTS ON FORM 8-K

         We filed no reports on Form 8-K during the three months ended March 31, 2001.



ITEMS 1, 2, 3, 4, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Extended Systems Incorporated


Dated: May 4, 2001            By: /s/ Karla K. Rosa
                                  -----------------------------------
                                  Karla K. Rosa
                                  Vice President, Finance
                                  Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer and Duly Authorized Officer)