Form 10-K
period 2001-06-30
EXTENDED SYSTEMS INC
filed 2001-09-17
CIK 1051490

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____ TO _____

                               ------------------

                        Commission File Number 000-23597

                          EXTENDED SYSTEMS INCORPORATED
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            82-0399670
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                    5777 NORTH MEEKER AVENUE, BOISE, ID 83713
                    -----------------------------------------
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (208) 322-7575

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price of such stock as of September 5, 2001, as reported by The Nasdaq Stock Market, was approximately $23 million. Shares of common stock held by each officer and director and by each person who own 5% or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of September 5, 2001, there were 10,972,764, shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2001, are incorporated by reference in
Part III of this Form 10-K to the extent stated herein.
================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                    FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.

Item 1.   Business                                                            3
Item 2.   Properties                                                         16
Item 3.   Legal Proceedings                                                  16
Item 4.   Submission of Matters to a Vote of Security Holders                16

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            17
Item 6.   Selected Financial Data                                            18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          19

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk         36
Item 8.   Financial Statements and Supplementary Data                        36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           36

PART III.

Item 10.  Directors and Executive Officers of the Registrant                 36
Item 11.  Executive Compensation                                             38
Item 12.  Security Ownership of Certain Beneficial Owners and Management     38
Item 13.  Certain Relationships and Related Transactions                     38

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    38

          SIGNATURES                                                         59

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-K, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO US, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q TO BE FILED IN FISCAL 2002. ALL PERIOD REFERENCES ARE TO OUR FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 1999, UNLESS OTHERWISE INDICATED.

                                     PART I

ITEM 1.  BUSINESS

SIGNIFICANT EVENTS
------------------

On March 6, 2001, we entered into an Agreement and Plan of Reorganization with Palm, Inc. pursuant to which we would merge into Palm. On May 17, 2001, pursuant to a Mutual Termination Agreement and Amendment to Agreement and Plan of Reorganization, Extended Systems and Palm mutually agreed to terminate our proposed merger agreement without payment of any termination fee.

On May 31, 2001, we sold our printing solutions segment to Troy Group, Inc. for $1.6 million in cash, net of expenses. Pursuant to the terms of the Asset Purchase Agreement between the parties, on May 31, 2001, we transferred to Troy certain inventory, equipment, patents, trademarks and other intellectual property rights, customer and supplier lists and rights under certain contracts that existed as of the close of business on May 30, 2001. Troy also assumed from us certain contractual and warranty obligations and purchase commitments. Our printing solutions business included our network print server and non-network printer sharing products. As a result of the sale to Troy, our printing solutions segment is accounted for as discontinued operations in accordance with Accounting Principles Bulletin No. 30. Amounts for all periods in this Annual Report on Form 10-K, including the financial statements and related notes, have been reclassified to reflect the discontinued operations.

During our fourth quarter ended June 30, 2001, we implemented a restructuring plan to reduce costs and improve operating efficiencies and, as a result, we recorded a restructuring charge to continuing operations of $1.1 million in fiscal 2001. The restructuring charge consisted primarily of costs related to the termination of approximately 40 employees in research and development, marketing and sales, administration and manufacturing. Approximately 70% of the terminated employees were in the United States and 30% were in Europe and Asia. Substantially all of the restructuring charge was paid in July 2001. In addition, throughout fiscal 2001, we consolidated 3 of our offices in the US and Europe and, as a result, reduced operating expenses and reduced our workforce by approximately 40 additional employees.

OVERVIEW
--------

We provide mobile information management products designed to increase the efficiency of mobile computing and communications. Enterprises and users are increasingly relying on mobile devices to access time-sensitive and critical information and enable personal information management, enterprise automation and mobile workforce management. Our mobile information management products empower users to access, collect and synchronize information on demand from various locations and from a variety of devices. These devices include mobile phones, pagers and personal digital assistants, which operate using the Palm OS, Windows CE and Symbian EPOC operating systems.

Our mobile information management products feature:

o     mobile data synchronization and management software and applications;
o wireless connectivity technology based on Bluetooth and Infrared Data Association standards; and
o     client/server database management systems with remote access capabilities.

We design our products and technologies to provide cost-effective and reliable mobile computing to enterprises, users, manufacturers of mobile devices, application developers and telecommunications service providers. Our products enable:

o enterprises and users to synchronize information between mobile devices and personal computers or enterprise networks;
o users to access networks or peripherals within enterprise facilities to extend applications to users beyond the network environment and over the Internet without physical connections;
o users and enterprises to increase their efficiency and flexibility by using their mobile devices for a variety of new tasks, thereby increasing their use of these devices; and
o device manufacturers and application developers to design products to better meet the needs of enterprises and users, and telecommunications service providers to enhance their revenue opportunities.

We have relationships with or sell our products to leading mobile communications and computing companies and corporate enterprises, including 3Com, Agilent, British Airways, Casio, Compaq, DaimlerChrysler, Enron, Ericsson, Fujitsu, Hewlett-Packard, IBM, Microsoft, Motorola, NEC, One2One, Orange, Palm, Psion, Red-M, Sharp, Siemens, Symbol and Toshiba.

INDUSTRY BACKGROUND
-------------------

The use of mobile devices has increased tremendously as handheld computers, mobile phones, pagers and personal digital assistants have achieved popular acceptance and become more advanced and powerful. Improvements in mobile technology and wireless infrastructure are facilitating greater bandwidth, thereby enabling both data and voice transmission. IDC, a leading provider of technology intelligence and market data, predicts that the United States population of mobile and remote workers alone will grow to reach 55 million in calendar 2004.

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

Enterprises seek to increase productivity through the easy, secure and cost-effective management of information access, collaboration and the use of mobile devices. Increasingly, users need secure, reliable and efficient access to critical information on demand. In addition, users need access to enterprise network information from many locations, both within and outside enterprise' facilities, and through various mobile devices. As a result, mobile devices are being used for:

o PERSONAL INFORMATION MANAGEMENT. Users employ mobile devices in conjunction with their primary computers for tasks such as contact management, scheduling and e-mail access.
o ENTERPRISE AUTOMATION. Enterprises deploy mobile devices for tasks within the enterprise such as inventory control and management, quality assurance, data entry and access.
o MOBILE WORKFORCE MANAGEMENT. Enterprises deploy mobile devices for tasks outside the enterprise such as sales force automation, real-time collaboration and data access.

Unfortunately, providing flexible information access has historically been a cumbersome and expensive proposition and typically required that users make a wired connection to the network wherever and whenever they required access. In addition, with the increased use of mobile devices, many users currently must employ several devices simultaneously. Although they all may require access to the same information, these devices often run applications on separate platforms. For example, a mobile worker using a laptop for corporate e-mail may also use a personal digital assistant with personal contact information, and a mobile phone with an embedded directory, each of which functions with different operating systems, platforms and data delivery formats. To facilitate user productivity, this information must be synchronized and managed across devices and applications. Thus, users require simple, secure tools to access, collect, synchronize and print information.

Enterprises, users, device manufacturers, application developers and service providers require a solution that provides data management and wireless connectivity between disparate mobile devices, and between mobile devices and the information and applications which reside on personal computers or the enterprise network. This type of solution must allow:

o enterprises to provide cost-effective and seamless access to information regardless of location;
o users to increase their productivity by connecting a variety of mobile devices to access and manage information;
o device manufacturers and application developers to enhance the value and usability of their devices and applications, facilitating greater market acceptance and increased use; and
o telecommunications service providers to take advantage of data communication capabilities to drive increased usage and user loyalty.

OUR SOLUTION
------------

We develop and market mobile information management products that enable secure, reliable and efficient access, collection and synchronization of information on demand. We have designed our products to:

o ENABLE MOBILE DATA MANAGEMENT. Our mobile data management products enable enterprises and users to synchronize and manage information between mobile devices and personal computers or enterprise networks. We believe enterprises can reduce their initial capital investment in computer hardware and software and their network administrative costs by using our technology to deploy applications on mobile devices. Using our products, users can manage information between their mobile devices and personal computers, enterprise groupware applications, such as Microsoft Exchange and Lotus Domino, or ODBC-compliant database applications. In addition, enterprises can securely and efficiently deploy and manage a variety of mobile devices, and extend their applications and databases across a distributed network and over the Internet.

o INCREASE EFFICIENCY AND USABILITY OF MOBILE DEVICES. Our mobile information management products improve the management of information and applications and provide convenient, wireless connectivity. These products enable users to share data and information between their mobile devices while accessing information from the Internet, personal computers or enterprise networks on demand. Enterprises can utilize devices to extend their network applications cost effectively to other applications. We believe our mobile information management products help mobile users and enterprises increase their efficiency by using mobile devices for a variety of new tasks, thereby increasing their use of these devices.
o INCREASE VALUE AND USAGE OF MOBILE DEVICES AND COMMUNICATIONS SERVICES. Our platforms and technologies provide the tools to enable device manufacturers and application developers to design and enhance products to meet the needs of both enterprises and users. Because our technology enables cost-effective communication and the ability to easily manage many disparate devices, we believe device manufacturers and application developers are able to increase the value of the products they sell, thereby encouraging increased adoption of those products. In addition, we believe the increased adoption of mobile devices will in turn drive increased usage of and loyalty to providers of mobile communications services, thereby increasing service providers' revenue opportunities and minimizing their costs.
o ENABLE UNIVERSAL MOBILE CONNECTIVITY. Our products facilitate enterprise automation and effective mobile workforce management by providing wireless connectivity between disparate mobile devices and between mobile devices and personal computers or enterprise networks. Our products enable mobile workers to access networks or peripherals within enterprise facilities and enable enterprises to extend applications to users beyond the network environment and over the Internet, without physical connections.

OUR STRATEGY
------------

Our objective is to become the leading provider of mobile information management products. To achieve this objective, we have adopted the following strategies:

o FOCUS RESOURCES ON BUILDING CUSTOMER INTIMACY WITH TOP ENTERPRISE CUSTOMERS. We have invested substantial resources to develop our international marketing, sales and support infrastructure. Although our products are appropriate for enterprises of all sizes, we believe large multi-national enterprises are the most lucrative market for our products. We intend to continue to focus resources to sell to large enterprises and to international markets that are adopting the use of mobile communications most rapidly. In addition, our products are currently included in or bundled with the mobile devices of industry leaders such as Ericsson, Motorola and Palm. We believe the integration of our technology in leading mobile devices provides a significant opportunity to reach the enterprises and mobile workers who are the primary users of these devices.
o CONTINUE TO DEVELOP AND MAINTAIN A BROAD ARRAY OF MOBILE INFORMATION MANAGEMENT PRODUCTS AND TECHNOLOGIES THAT DEMONSTRATE OUR TECHNICAL EXCELLENCE. We are committed to building and maintaining a full range of mobile information management products and technologies that address the data management and wireless connectivity needs of enterprises and users across a broad range of mobile devices. Our products support the current leading mobile device platforms, including the Palm OS, Windows CE, Symbian EPOC platforms and we intend to develop additional device support in the future. Further, we are committed to designing our technology and products to be compatible with new and emerging protocols, such as GSM, GPRS, CDPD, CDMA and Mobitex networks. By continuing to provide a broad range of products, we believe that we can successfully meet the mobile information needs of users and enterprises, while enhancing the ability of service providers, device manufacturers, and application developers to increase the value of their own products and services. We actively work with industry consortia to develop wireless standards and protocols. These consortia are comprised of industry leaders, device manufacturers and software developers, and we actively participate on the leading standards boards and technical committees of these consortia. For example, we were a founding member of the Infrared Data Association, which developed the IrDA protocol. As a result of our efforts in IrDA, we were invited by the founders of Bluetooth to participate in the Bluetooth early adopter group and were recently accepted as an associate member of the Bluetooth Special Interest Group, while contributing on the Bluetooth Architecture review board. Extended Systems is also a promoting member of the SyncML Initiative. We believe our leadership in these consortia will continue to make our mobile information management products and technologies an integral part of mobile communications solutions.

o DEMONSTRATE INDUSTRY LEADERSHIP BY CONTINUING TO LEVERAGE ALLIANCES WITH LEADING MOBILE DEVICE MANUFACTURERS AND APPLICATIONS DEVELOPERS. We believe it is critical to focus on continuing to demonstrate industry leadership through alliance validation. We maintain relationships with leading hardware and software vendors, including 3Com, Compaq, Ericsson, Hewlett-Packard, iAnywhere, IBM, Intel, Lotus, Microsoft, Motorola, NEC, Palm, Sharp and Toshiba. We believe that these relationships will enable us to develop leading-edge products and technology and influence the development of new platforms and protocols. We also believe these relationships will continue to help us achieve broader distribution of our products and technologies, making them pervasive in the mobile information management market. For example, we collaborated with Microsoft on the development of synchronization products for the Windows CE operating system and with Palm to provide Bluetooth technology for use in the Palm OS.
o ACQUIRE COMPLEMENTARY BUSINESSES AND TECHNOLOGIES. In order to broaden our product offering and extend our distribution channels, we have in the past and intend in the future to pursue acquisitions of, and investments in, companies with complementary products, technologies or distribution networks. For example, in August 1999, we acquired Advance Systems Limited, a developer of server-based synchronization software for portable computing devices and high-end mobile phones. Our acquisition of Advance Systems has further strengthened our relationships with IBM and Microsoft. In October 1998 and November 1998, we completed acquisitions of Rand Software, a developer of data synchronization software, and Parallax Research, a developer of infrared connectivity products. In April 1997, we acquired Counterpoint Systems Foundry, a developer of connectivity software. The Counterpoint acquisition formed the basis for our Bluetooth technology.

OUR PRODUCTS
------------

We design, manufacture, sell and service products that enable secure, reliable and efficient access, collection and synchronization of information on demand. Our mobile information management segment consists of mobile data management products and universal mobile connectivity products.

MOBILE DATA MANAGEMENT PRODUCTS
-------------------------------

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

        PRODUCT                              DESCRIPTION                                    TARGET CUSTOMERS/RELATIONSHIPS
------------------------------------------------------------------------------------------------------------------------------------
Mobile Synchronization and Data Management Products:
------------------------ ------------------------------------------------------ ----------------------------------------------------
XTNDConnect Server       A software application that:                           o  Enterprises that aredeploying mobile devices
                         o  allows information to be transferred directly          or enabling applications for mobile deployment.
                            between enterprise network applications and         o  Application developers who design vertical mobile
                            mobile devices through wired or wireless               applications. Examples of vertical markets
                            connections;                                           include manufacturing, healthcare, finance,
                         o  provides IT staff centralized control, data            insurance, legal and transportation.
                            security and management for mobile devices;         o  XTNDConnect Server serves as the foundation for
                         o  supports Palm OS, Windows CE, Pocket PC and            IBM's Mobile Connect product.
                            Symbian EPOC devices;
                         o  manages data and applications on mobile devices
                            with backup/restore, installation, configuration
                            and reporting capabilities;
                         o  enables users to easily synchronize data with
                            servers, including Microsoft Exchange and Lotus
                            Domino and with ODBC-compliant databases such
                            as DB2, Oracle, Sybase and Advantage Database
                            Server; and
                         o  assures the secure transfer of corporate data to
                            and from mobile devices using Certicom encryption.
                         We added XTNDConnect Server to our product line when
                         we acquired Advance Systems in fiscal 2000.
------------------------ ------------------------------------------------------ ----------------------------------------------------
XTNDConnect PC           A software application that:                           o  Enterprises and users through electronic
                         o  allows a user to manage and synchronize personal       commerce.
                            information such as contacts, calendar, tasks       o  Original equipment manufacturers, such as
                            and email between a mobile device and popular          personal digital assistant, mobile phone
                            personal computer applications;                        manufacturers.
                         o  supports devices including Palm OS, Windows CE,     o  Ericsson bundles XTNDConnect PC with select
                            Pocket PC, Casio PocketViewer, and various mobile      WAP-enabled phones.
                            phones from Ericsson and Siemens; and               o  Palm uses XTNDConnect PC to allow users to
                         o  supports many popular personal computer                update and share data using MyPalm Web-based
                            applications including Microsoft Outlook,              on-line personal information management
                            Lotus Notes, Lotus Organizer, and Act!2000.            service.
                         We added this product to our product line when we      o  Siemens bundles XTNDConnect PC with select mobile
                         acquired Rand Software in Fiscal 1999.                    phones.
------------------------ ------------------------------------------------------ ----------------------------------------------------
XTNDConnect View         A software application that:                           o  Enterprises that are deploying mobile devices.
                         o  allows a user real-time wireless access to
                            groupware servers from RIM and Palm VII handheld
                            devices, Internet-ready and WAP mobile phones
                            and other mobile devices.
------------------------------------------------------------------------------------------------------------------------------------

        PRODUCT                              DESCRIPTION                                    TARGET CUSTOMERS/RELATIONSHIPS
------------------------------------------------------------------------------------------------------------------------------------
Client/Server Database Products:
------------------------ ------------------------------------------------------ ----------------------------------------------------
XTNDConnect RPM          An extendable, embedded, remote procedure              o  Application developers who design vertical mobile
                         middleware server that:                                   applications.
                         o  simplifies mobile and Windows thin-client           o  List of customers includes:
                            application development;                               o  NDC Health
                         o  provides real-time access to enterprise server         o  Timemasters
                            processes for mobile and Windows applications;         o  Food Service Solutions
                         o  by leveraging developers' existing code, can           o  Auto Star
                            easily implement business logic at the server
                            level;
                         o  provides a robust way to execute server-based
                            processes and receive results remotely;
                         o  is a programmable process oriented middleware
                            that can scale from stand-alone to enterprise;
                         o  supports Palm OS, Windows 32 clients and Windows
                            CE devices;
                         o  designed to transfer application processing from
                            handheld devices to servers in order to enable
                            more sophisticated applications to be deployed
                            in mobile environments, and
                         o  provides many benefits over traditional two-tier
                            database applications, such as centralized
                            business rules, centralized code maintenance and
                            database abstraction.
------------------------ ------------------------------------------------------ ----------------------------------------------------
Advantage Database       A high performance client/server database management   o  Application developers who design vertical mobile
  Server                 system for standalone, networked, mobile and              applications.
                         Internet database applications that:
                         o  provides developers the flexibility to combine
                            SQL statements and relational data access methods
                            with the performance and control of navigational
                            commands;
                         o  includes native SQL support as well as a client
                            interface, supporting common application
                            development tools such as Delphi, Visual Objects
                            and Visual Basic, as well as any applications
                            with an ODBC interface; and
                         o  works in both Novell NetWare and Windows NT server
                            environments and improves multi-user performance
                             by efficiently allocating database operations
                             between the client and the server.
------------------------ ------------------------------------------------------ ----------------------------------------------------
Advantage Internet       A software product that provides non-HTML-based        o  Application developers who design vertical mobile
  Server                 data access through the Internet using existing           applications.
                         Advantage Database Server applications. Remote users
                         can experience the same security, integrity, and
                         performance on a corporate local area  network while
                         accessing data remotely using the Internet as a
                         virtual private network.
------------------------ ------------------------------------------------------ ----------------------------------------------------
Advantage Development    Software tools used by database application            o  Application developers who design vertical mobile
  Tool Kits              developers to develop, debug and deploy reliable          applications.
                         applications running in an Advantage Database Server
                         environment.
------------------------------------------------------------------------------------------------------------------------------------

UNIVERSAL MOBILE CONNECTIVITY PRODUCTS

Our universal mobile connectivity products permit users to wirelessly connect and exchange data using either Bluetooth short-range radio frequency or IrDA infrared technology, thereby eliminating cables, connectors and physical attachments.

Our universal mobile connectivity products consist of:

o    Embedded short-range wireless Bluetooth protocol software;
o Embedded IrDA protocol software, test systems and Windows application software; and
o    IrDA wireless connectivity hardware.

        PRODUCT                              DESCRIPTION                                    TARGET CUSTOMERS/RELATIONSHIPS
------------------------------------------------------------------------------------------------------------------------------------
Embedded Short-Range Wireless Bluetooth Protocol Software:
------------------------ ------------------------------------------------------ ----------------------------------------------------
XTNDAccess Blue          A Bluetooth software development kit that:             o  Original equipment manufacturers that integrate
  SDK-Embedded           o  provides an efficient way to add reliable              Bluetooth into their products.
  Bluetooth Protocol        Bluetooth radio communications to any embedded      o  Licensed by Palm Computing for inclusion in
  Software                  device including personal digital assistants,          future releases of Palm OS.
                            mobile phones, pagers, digital cameras, portable    o  Licensed by Motorola to implement Bluetooth
                            office equipment, watches, medical equipment;          transport technology in Motorola products.
                            industrial automation products and more.            o  Licensed by Hewlett-Packard to implement
                         o  is on the Bluetooth Qualified Product List,            Bluetooth technology in various imaging devices.
                            certified for Object Push, File Transfer,           o  Ported to run on Fujitsu's picoJava-II based
                            Dial-up Networking, LAN Access, FAX, Cordless          chip.
                            Telephone, Headset and Intercom profiles;           o  Licensed by NEC for implementation in a Bluetooth
                         o  provides support for Multi-transport OBEX              printer adapter and in a Bluetooth ISDN
                            and IrMC; and                                          terminal adapter (AtermITX92BT).
                         o  includes source code and complete documentation
                            for implementing Bluetooth into mobile devices.
------------------------ ------------------------------------------------------ ----------------------------------------------------
Bluetooth Windows        A Bluetooth software development kit that:             o  Original equipment manufacturers who are
  Applications           o  provides a way to implement Bluetooth wireless         producing Bluetooth devices and need them to
                            technology in Windows-based devices.                   communicate with Windows-based PC's.
                         o  supports leading Bluetooth hardware manufacturers   o  PC manufacturers and PC card and USB peripheral
                            including Broadcom, Cambridge Silicon Radio,           manufacturers who need to bundle Bluetooth
                            Ericsson and SiliconWave.                              software to provide a complete solution.
                         o  includes lower level Windows protocols, support
                            for Dial-up Networking and LAN profiles, as well
                            as applications for Object Push, File Transfer and
                            Synchronization profiles.
                         o  via XTNDConnect PC, enables file synchronization
                            between a PC and  a Palm Windows CE (Pocket PC),
                            or a Casio Pocket Viewer device.
------------------------------------------------------------------------------------------------------------------------------------

        PRODUCT                              DESCRIPTION                                    TARGET CUSTOMERS/RELATIONSHIPS
------------------------------------------------------------------------------------------------------------------------------------
Embedded IrDA Protocol Software, Test Systems and Windows Applications Software:
------------------------ ------------------------------------------------------ ----------------------------------------------------
XTNDAccess IrDA          A complete IrDA infrared software development kit      o  Original equipment manufacturers that integrate
  Software               that provides an efficient way to add reliable            IrDA into their products.
                         IrDA-compliant communications to any embedded device   o  Palm has included this software in their Palm OS
                         including digital cameras and handheld organizers         and all devices starting with the Palm III.
                         such as mobile phones, watches and the Palm Organizer.
------------------------ ------------------------------------------------------ ----------------------------------------------------
IrDA Infrared Test       A standalone testing and certification system for      o  Original equipment manufacturers for the design,
  Tools                  IrDA-enabled devices. We added wireless connectivity      development and testing of infrared
                         tools to our product line in 1999 through the             implementation in mobile devices.
                         acquisition of Genoa's IrDA testing tools.
------------------------------------------------------------------------------------------------------------------------------------
IrDA Wireless Connectivity Hardware:
------------------------ ------------------------------------------------------ ----------------------------------------------------
XTNDAccess hardware      XTNDAccess hardware products enable mobile users to    o  Original equipment manufacturers that incorporate
  products               link portable and stationary devices together for         or bundle our products with personal digital
                         mobile information management applications such as        assistants, mobile phones, pagers, laptop
                         synchronization, file transfer, access to local area      computers, digital cameras, watches and other
                         networks, intranets and the Internet all without          mobile devices.
                         a single physical connection. We have engineered the   o  Enterprise customers through our distributors and
                         hardware, embedded software stacks, Windows drivers       through e-commerce to support the use of
                         and user applications included with each wireless         XTNDConnect Server for Palm CE and EPOC-based
                         connectivity hardware product.                            mobile devices.
                         Products include:                                      o  Casio bundles our XTNDAccess infrared adapters
                         o  XTNDACCESS IRDA PC ADAPTER: a wireless link            with their PC-UNITE Wrist-type Wearable PIM Data
                            between a mobile device and a desktop personal         Viewers and sells our adapters as accessories
                            computer with a serial port.                           to Casio wearable camera products.
                         o  XTNDACCESS IRDA NETWORK ADAPTER: a wireless
                            access point for connection to a local area
                            network.
                         o  XTNDACCESS IRDA USB ADAPTER: a wireless link
                            between a mobile device and a desktop personal
                            computer with a USB port.
                         o  XTNDACCESS IRDA PRINTER ADAPTER: a wireless link
                            between a mobile device and a printer with a
                            serial port.
------------------------------------------------------------------------------------------------------------------------------------

TECHNOLOGY
----------

We focus our technology development efforts on mobile data management software and wireless connectivity software. Important technology features of our products are described below.

MOBILE DATA MANAGEMENT SOFTWARE TECHNOLOGIES:

XTNDCONNECT SERVER. Our technology allows the update and exchange of data with enterprise server applications such as Microsoft Exchange, Lotus Notes and ODBC-compliant databases, and helps system administrators manage mobile devices with IT application deployment, backup, restore, installation, configuration and reporting. Technological features of XTNDConnect Server meet the following needs of IT organizations:

o management and configuration of users and mobile devices using our administration program, which supports Microsoft Management Console plug-in technology for remote monitoring;
o customized synchronization using enhanced filtering technologies, which is particularly useful for synchronization using wireless protocols such as GSM, GPRS, CDMA or CDPD;
o advanced security implementing elliptical curve encryption technologies that permit highly-secure connections, while consuming minimal bandwidth and battery power on the mobile device;
o enhanced application access using a built-in VBScript Engine, enabling the server to enforce business rules, launch server-based applications and establish new communications sessions on-the-fly;
o broad communications options enabling any wired, wireless or cellular connection, including physical or wireless TCP/IP, GSM, CDMA, iDEN, Internet, PPP, cradle, IrDA or Bluetooth; and
o support for Microsoft Exchange, Lotus Domino or any ODBC-compliant data storage format, custom plug-ins to support proprietary applications and our proprietary replication wizard for synchronization of database records.

XTNDCONNECT PC. Our technology incorporates a single engine to synchronize information between mobile devices and personal computer applications, and supports Palm OS, Windows CE, Pocket PC and Casio Pocket Viewer devices, Siemens S40 mobile phone and Ericsson R520m R300d and T39m mobile phones. In addition, we have extended our synchronization technology through our Internet alliances to online personal information managers such as MyPalm (formerly Anyday.com). Data record translation capabilities synchronize many disparate device formats and application data types, for example, allowing joint synchronization with Palm OS, Microsoft Windows CE and Pocket PC devices. Auto-Connect technology permits the automatic synchronization of devices upon connection and can be supported on Bluetooth and IrDA, as well as cable and cradle connections.

REMOTE PROCEDURE MIDDLEWARE (RPM) SERVER. Our software reduces bandwidth needs across slow remote connections, such as cellular GSM or CDPD, while easing the processing burden on the mobile device itself. We have also designed the RPM Server to process business rules and data on the mid-tier applications level, speeding up end-user application performance and saving server-processing cycles.

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

XTNDCONNECT BLUE SDK FOR WINDOWS. XTNDConnect Blue SDK for Windows is a software development kit that enables PC and mobile device manufacturers, PC hardware manufacturers and application developers to quickly develop Bluetooth solutions for Windows-based products. The SDK provides a full set of tools for developing wireless communication applications for Windows 2000, Windows 98SE and Windows ME operating systems. Components of the software development kit include a:

o     wireless toolkit including APIs and sample development applications;
o     Bluetooth protocol stack for Windows 2000, 98SE and ME;
o driver development kit including sample drivers for USB, PCMCIA and UART radios; and
o     developer's guide.

RESEARCH AND DEVELOPMENT
------------------------

As of June 30, 2001, we had 118 full-time equivalent employees devoted to our research and development activities, primarily at our facilities in Boise, Idaho; Bristol, England; Corvallis, Oregon and Singapore. We believe our success depends upon our ability to develop, introduce and manufacture new products and enhance existing products, allowing us to offer our customers products that achieve increasing levels of capability, performance and reliability. Our research and development efforts are currently focused on:

o     data synchronization and management;
o     information transfer;
o     new mobile connectivity platforms;
o     short-range wireless technologies;
o     thin-client/server data access; and
o     communications applications.

During fiscal 2001, 2000 and 1999, research and development expenses from continuing operations were $12.7 million, $8.5 million and $5.6 million, respectively, representing 37%, 22% and 22%, respectively, of our net revenue from continuing operations. In connection with our acquisition of Advance Systems in August 1999, we incurred an in-process research and development charge of $2.4 million in fiscal 2000. We also recorded $758,000 in acquired in-process research and development charges in fiscal 1999 as a result of our acquisitions of Rand Software and Parallax Research. We anticipate that we will commit substantial resources to research and development in the future. We will continue to add development expertise through our recruiting and hiring efforts, as well as through continued acquisitions of engineering-oriented technology companies.

MARKETING AND SALES
-------------------

As of June 30, 2001, we had an in-house marketing and sales staff of 113 full-time equivalent employees, who are largely responsible for generating end-user demand for our products by soliciting prospective customers, providing technical advice with respect to our products and working with distributors and original equipment manufacturers to sell our products. We conduct our marketing and sales activities primarily from our offices in Boise, Idaho and our international offices in France, Germany, Italy, the Netherlands, Singapore and the United Kingdom. In addition, we have significant distributor relationships in Japan, Sweden, Germany, Brazil, Spain, France, Korea and Taiwan. Our marketing and sales staff actively participates with distributors and resellers in the selling process, which provides users with the level of support needed for the successful integration of solutions in enterprise networks.

SERVICE AND SUPPORT
-------------------

As of June 30, 2001, we had 24 full-time equivalent service and support personnel at our facility in Boise, Idaho and at our international offices. In addition, our independent distributors provide some service and support to customers. We believe that service and support are critical components of customer satisfaction and the success of our business. Our commitment to service and support enables us to interact regularly with our customers' network administrators and to identify and respond to their needs on an ongoing basis. We offer a wide range of customer support services under our ExtendAssist Program. This program includes a technical support hotline to provide a range of telephone support to our customers through a toll-free number. In addition, we maintain a technical support group comprised of engineers and technicians, 24-hour automated support, and an on-line bulletin board, which contains in-depth technical information. Through ExtendAssist, our engineering staff provides technical support through e-mail. We also provide on-line services to distribute technical advice and software updates.

MANUFACTURING
-------------

As of June 30, 2001, we had 23 full-time equivalent employees in our manufacturing operations, primarily at our Boise, Idaho facility. Our manufacturing operations consist mainly of materials procurement, final assembly, testing, quality assurance and shipping. We rely on third-party suppliers for components used in our products. We subcontract other manufacturing functions, including the production of our printed circuit boards and some final product assembly and testing. We intend to continue to subcontract a majority of our manufacturing functions. With our acquisition of Parallax Research in fiscal 1999, we added the local ability to manage our manufacturing relationships with our subcontractor in Asia. We perform quality assurance and some testing of our products, primarily at our Boise, Idaho facility.

COMPETITION
-----------

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

MOBILE SYNCHRONIZATION AND DATA MANAGEMENT
------------------------------------------

Our mobile synchronization and data management products compete primarily with products offered by Synchrologic, Aether Software, Pumatech, and AvantGo. We believe that the primary competitive factors for these products are:

o the ability to support a broad range of mobile device platforms and synchronize information with a broad range of databases and applications; and
o     speed and security of synchronization.

CLIENT/SERVER DATABASE
----------------------

Our client/server database products compete primarily with products offered by Microsoft, through its SQL Server product, Interbase, Pervasive Software and Oracle, through its Oracle Lite server product. We believe that the primary competitive factors for these products are:

o     ease of integration into developers' applications;
o     speed;
o     reliability; and
o     scalability, or the ability to increase the number of client users.

UNIVERSAL MOBILE CONNECTIVITY
-----------------------------

Our universal mobile connectivity products compete primarily with products offered by Widcomm, Digianswer (a subsidiary of Motorola), Open Interface and IVT Corporation. We believe that the primary competitive factors for these products are:

o the ability to support a broad range of user profiles and mobile device platforms; and
o     interoperability between mobile devices.

INTELLECTUAL PROPERTY
---------------------

To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with many of our employees and consultants and licensing agreements. Despite these protections, third parties might obtain and use our technologies without authorization or develop similar technologies independently. The steps we have taken may not prevent misappropriation of our intellectual property, particularly in countries other than the United States where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

We own 19 registered trademarks. We cannot assure you that any of our current or future trademark applications will be approved. Even if these applications are approved, any trademarks may be successfully challenged by others or invalidated. There may be third parties using names similar to ours of which we are unaware. If our trademark applications are not approved or if our trademarks are invalidated because of prior third-party registrations, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all.

We have been issued seven patents that expire in 2010 and beyond. We cannot assure you that any of our current or future patent applications will be granted. Any patent of ours may be challenged, invalidated or circumvented and the rights granted under any patent of ours may not provide competitive advantages to us. If a blocking patent is issued in the future to a third party, and we are not able to distinguish our technologies, processes or methods from those covered under the patent, we may need to either obtain a license or develop noninfringing technologies, processes or methods with respect to that patent. We may not be able to obtain a license on commercially reasonable terms, if at all, or design around the patent, which could impair our ability to sell our products. Any proprietary rights with respect to our technologies may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Other persons may claim that our technologies, processes or methods infringe their patents. These claims may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from selling some of our products, which would substantially harm our business.

EMPLOYEES
---------

As of June 30, 2001, we had 352 employees and 334 full-time equivalent employees, including approximately 40 employees that were terminated in July 2001 as part of the restructuring that we initiated in June 2001. The terminated employees were primarily in research and development, marketing and sales, administration and manufacturing, and approximately 70% were in the United States and 30% were in Europe and Asia. Our employee count also decreased in July 2001 by an additional 36 employees that were terminated and hired by Troy Group subsequent to the sale of our printing solutions business to Troy Group.

None of our employees is represented by a labor union or is subject to a collective bargaining agreement with respect to his or her employment with us. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

We own our corporate headquarters in Boise, Idaho, which consists of approximately 100,000 square feet of space located on 24 acres of land. We use our headquarters facility for research and development, marketing and sales, customer support, manufacturing and administration. In March 2001, we sold our facility in Bozeman, Montana. We lease sales, support and development offices throughout the United States, Europe and Asia. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market System under the symbol "XTND". The following table sets forth the high and low sales prices of our common stock:

                                                                HIGH       LOW
                                                              --------  --------
FISCAL YEAR 2001
     Fourth Quarter, ended June 30, 2001....................  $ 13.20   $  5.57
     Third Quarter, ended March 31, 2001....................    29.81     10.25
     Second Quarter, ended December 31, 2000................    56.19     10.13
     First Quarter, ended September 30, 2000................   101.00     39.25

FISCAL YEAR 2000
     Fourth Quarter, ended June 30, 2000....................   112.94     25.50
     Third Quarter, ended March 31, 2000....................   150.00     37.50
     Second Quarter, ended December 31, 1999................    48.00      6.00
     First Quarter, ended September 30, 1999................     6.88      4.25

On September 5, 2001, the last reported per share sale price of our common stock on the Nasdaq National Market was $3.30 per share. The market for our common stock is highly volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock."

According to our transfer agent's records, we had 181 stockholders of record as of September 5, 2001. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

We have not declared or paid any dividends on our common stock since September 1994. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following consolidated selected financial data in conjunction with our Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Amounts are in thousands, except per share amounts. As a result of the sale of certain assets and liabilities to Troy Group, our printing solutions segment is accounted for as discontinued operations in accordance with Accounting Principles Bulletin No. 30. Amounts for all periods in this Annual Report on Form 10-K, including the financial statements and related notes, have been reclassified to reflect the discontinued operations.

FOR THE YEARS ENDED JUNE 30,                          2001           2000           1999           1998           1997
                                                  ----------     ----------     ----------     ----------     ----------
Net revenue...................................... $  34,746      $  39,002      $  25,275      $  18,760      $   8,507
Gross profit.....................................    21,605         18,301         10,948         10,093          5,282
Research and development.........................    12,740          8,516          5,574          5,020          3,576
Acquired in-process research and development.....         -          2,352            758              -              -
Marketing and sales..............................    18,414         11,586          9,197          7,513          4,744
Amortization of intangibles......................       972            891             61              -              -
Restructuring charge.............................     1,096              -              -              -              -
Loss from operations.............................   (18,923)        (9,423)        (8,314)        (5,735)        (5,869)
Income tax provision (benefit)...................     7,456         (3,069)        (2,992)        (2,210)        (2,548)
Loss from continuing operations..................   (25,875)        (6,670)        (5,696)        (4,177)        (4,444)
Income from discontinued operations..............     2,401          1,685          4,234          7,475          7,120
Net income (loss) ...............................   (23,474)        (4,985)        (1,462)         3,298          2,676

Loss per share from continuing operations:
    Basic and diluted............................     (2.44)         (0.70)         (0.68)         (0.57)         (0.65)
Earnings per share from discontinued operations:
    Basic and diluted............................      0.22           0.18           0.51           1.02           1.04
Earnings (loss) per share:
    Basic and diluted............................     (2.22)         (0.52)         (0.17)          0.45           0.39


AS OF JUNE 30,                                        2001           2000           1999           1998           1997
                                                  ----------     ----------     ----------     ----------     ----------

Cash and cash equivalents................         $   6,585      $   6,191      $   9,668      $  15,006      $   6,621
Total assets.............................            28,143         44,221         40,799         40,147         25,677
Long-term debt...........................                 -              -             67          7,617          7,210
Total stockholders' equity...............            18,938         37,715         26,595         26,592         14,025

Our income tax provision and loss from continuing operations for fiscal 2001 includes a $14.0 million valuation allowance recorded against our deferred tax assets. Our loss from continuing operations in fiscal 2001 also includes $1.4 million in charges associated with the terminated Palm merger and $1.1 million in employee termination benefits resulting from our restructuring. Our loss from continuing operations for fiscal 2000 includes charges associated with our acquisition of Advance Systems. Our loss from continuing operations for fiscal 1999 includes charges related to our exit from our port replicator business and charges associated with our acquisitions of Rand Software and Parallax Research.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, statements regarding:

o     levels of mobile information management software product sales;
o     levels of international sales;
o     levels of original equipment manufacturer sales;
o     gross margin;
o     staffing and expense levels;
o     levels of accounts receivable;
o     levels of capital expenditures;
o     renewal of the line of credit facility;
o     anticipated cash funding needs;
o     future acquisitions, and
o     effect of our transition to the Euro.

We assume no obligation to update any forward-looking statements and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock" and elsewhere in this Annual Report on Form 10-K. You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2002. All yearly references are to our fiscal years ended June 30, 2002, 2001, 2000 and 1999, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

SIGNIFICANT EVENTS
------------------

On March 6, 2001, we entered into an Agreement and Plan of Reorganization with Palm, Inc. pursuant to which we would merge into Palm. On May 17, 2001, pursuant to a Mutual Termination Agreement and Amendment to Agreement and Plan of Reorganization, Extended Systems and Palm mutually agreed to terminate our proposed merger agreement without payment of any termination fee.

On May 31, 2001, we sold our printing solutions segment to Troy Group, Inc. for $1.6 million in cash, net of expenses. Pursuant to the terms of the Asset Purchase Agreement between the parties, on May 31, 2001, we transferred to Troy certain inventory, equipment, patents, trademarks and other intellectual property rights, customer and supplier lists and rights under certain contracts that existed as of the close of business on May 30, 2001. Troy also assumed from us certain contractual and warranty obligations and purchase commitments. Our printing solutions business included our network print server and non-network printer sharing products. Subsequent to the sale of our printing solutions segment to Troy Group, it hired approximately 40 of our employees. As a result of the sale to Troy, our printing solutions segment is accounted for as discontinued operations in accordance with Accounting Principles Bulletin No.
30. Amounts for all periods in this Annual Report on Form 10-K, including the financial statements and related notes, have been reclassified to reflect the discontinued operations.

During our fourth quarter ended June 30, 2001, we implemented a restructuring plan to reduce costs and improve operating efficiencies and, as a result recorded a restructuring charge to continuing operations of $1.1 million in fiscal 2001. The restructuring charge consisted primarily of costs related to the termination of approximately 40 employees in research and development, marketing and sales, administration and manufacturing. Approximately 70% of the terminated employees were in the United States and 30% were in Europe and Asia. Substantially all of the restructuring charge was paid in July 2001. In addition, throughout fiscal 2001, we consolidated 3 of our offices in the US and Europe and, as a result, reduced operating expenses and reduced our workforce by approximately 40 additional employees.

OVERVIEW
--------

Prior to the sale of our printing solutions segment in May 2001, we classified our product offerings in three segments:

o     mobile information management;
o     printing solutions; and
o     other products.

Our mobile information management segment includes both mobile data management and universal mobile connectivity products that enable users to access, collect and synchronize information on demand. The products in our mobile information management segment include data synchronization and management software, wireless connectivity products and client/server database management systems with remote access capabilities. Until April 2001, we also marketed and sold enterprise Internet appliances.

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

We believe net revenue from mobile information management products will continue to increase as we continue to focus our research and development and our marketing and sales efforts on our mobile information management products and as they continue to achieve increased market acceptance. Our future results of operations will be highly dependent upon the success of our mobile information management software products, specifically our XTNDConnect data synchronization and management software and our XTNDAccess and XTNDConnect infrared and Bluetooth wireless connectivity software. We expect these products to continue to generate a majority of our net revenue.

Our other products segment consists of our mechanical port replicator products, which were discontinued in fiscal 1999.

We derive a majority of our net revenue from sales to customers outside of the United States, principally from our international sales subsidiaries, original equipment manufacturers and from a limited number of distributors. Based on the region in which the customer resides, net revenue for continuing operations is as follows for the years ended June 30:

                                                 2001       2000       1999
                                              ---------- ---------- ----------

Domestic.....................................     38%        26%        33%
International:
 Europe......................................     38         30         28
 Asia........................................     22         42         36
 Other regions...............................      2          2          3
                                              ---------- ---------- ----------
  Total international........................     62         74         67
                                              ---------- ---------- ----------
   Net revenue from continuing operations....    100%       100%       100%
                                              ========== ========== ==========

The decrease in net revenue from customers in Asia in fiscal 2001 from the prior year was due primarily to a decrease in sales to Hewlett-Packard. This decrease was offset, in part, by an increase in sales to other multi-national original equipment manufacturers that incorporate or bundle our products with their products and sell their products worldwide. In fiscal 2000 and 1999, sales of mobile information management products and services to Hewlett-Packard accounted for 33% and 27% of our net revenue from continuing operations, respectively, which resulted almost entirely from sales of our XTNDAccess IrDA Printer Adapter for bundling with one of Hewlett-Packard's mid-range printers. As of April 2000, Hewlett-Packard no longer bundled our XTNDAccess IrDA Printer Adapter with Hewlett-Packard printers sold in North America, but offered our product as a free accessory to its customers with the purchase of the Hewlett-Packard printer. As a result, sales of printer adapters to Hewlett-Packard have decreased significantly in fiscal 2001.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 55% and 65% of our net revenue in fiscal 2002.

Revenue from original equipment manufacturer sales has fluctuated in the past and we expect it will fluctuate in future quarters as demand in the original equipment manufacturer market is difficult to predict and is dependent upon the timing of original equipment manufacturer projects and the effectiveness of their marketing efforts.

We market and sell most of our products through multiple indirect channels, primarily distributors and resellers. We support our indirect channels with our own marketing and sales organization. We provide some of our distributors and resellers with price protection rights, which have not had a significant impact on our results of operations.

RESULTS OF CONTINUING OPERATIONS
--------------------------------

                                                        FISCAL YEAR ENDED JUNE 30,
                                            2001     % CHANGE     2000     % CHANGE     1999
                                         ---------- ---------- ---------- ---------- ----------
Mobile information management segment..    $34,746      (11)%    $39,053        60%    $24,400
Other products segment.................          -      100          (51)     (106)        875
                                         ----------            ----------            ----------
     Net revenue.......................    $34,746      (11)%    $39,002        54%    $25,275
                                         ==========            ==========            ==========

The decrease in net revenue in fiscal 2001 from fiscal 2000 was due primarily to a significant decrease in unit sales of mobile information management hardware products, including XTNDAccess IrDA Printer Adapters and our enterprise Internet products. These decreases were offset, in part, by increased net revenue from increased licenses of our mobile information management software products, including our XTNDConnect data synchronization and management software and our XTNDAccess and XTNDConnect infrared and Bluetooth wireless connectivity software products. We expect unit sales of our mobile information management hardware products to continue to decline in fiscal 2002 as we focus our marketing and sales resources on our mobile information management software products.

The increase in net revenue in fiscal 2000 from fiscal 1999 was primarily the result of increased unit sales of XTNDAccess hardware products to original equipment manufacturers, primarily Hewlett Packard, increased license fees from our XTNDAccess data synchronization and management software and enterprise Internet appliance products and increased license revenue from our XTNDAccess wireless connectivity software products and our Advantage Database Server products. We also experienced a decrease in net revenue from our other products segment in fiscal 2000 from fiscal 1999 because of the exit from our port replicator business in fiscal 1999.

                                                        FISCAL YEAR ENDED JUNE 30,
                                            2001     % CHANGE     2000     % CHANGE     1999
                                         ---------- ---------- ---------- ---------- ----------
Gross profit...........................    $21,605        18%    $18,301        67%    $10,948
Gross margin...........................         62%                   47%                   43%

Our cost of net revenue consists primarily of personnel costs associated with post-sales technical support of our software products, royalties for the use of third-party software, amortization of purchased technology and components, out-sourced manufacturing and in-house labor costs associated with the manufacturing of our hardware products. The significant increase in gross margin in fiscal 2001 from fiscal 2000 was primarily the result of increased sales of mobile information management software products and decreased shipments of lower margin mobile information management hardware products.

The increase in gross margin for fiscal 2000 from fiscal 1999 was the result of increased sales of mobile information management software products, partially offset by decreased sales of lower margin mobile information management hardware products to original equipment manufacturers. The gross profit in fiscal 1999 includes charges associated with the exit from our port replicator business, including returns and a provision for returns of $1.0 million and a provision for writedown of inventory of $1.4 million.

We expect that increased sales of our mobile information management software products will continue to have a positive impact on our overall gross margin and we expect our gross margin to be in the range of 77% to 85% throughout fiscal 2002.

                                                        FISCAL YEAR ENDED JUNE 30,
                                            2001     % CHANGE     2000     % CHANGE     1999
                                         ---------- ---------- ---------- ---------- ----------
Research and development...............    $12,740        50%     $8,516        53%     $5,574
  as a % of net revenue................         37%                   22%                   22%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, facilities costs and travel expenses. The increase in research and development expenses in fiscal 2001 from fiscal 2000 and fiscal 1999 was primarily the result of an increase in the number of engineers dedicated to mobile information management software projects. The increase in fiscal 2000 from fiscal 1999 is also the result of additional personnel costs in our mobile information management segment as a result of our acquisition of Advance Systems in August 1999.

We expect research and development expenses to decrease in fiscal 2002 as a result of decreased staffing, although these expenses may vary as a percentage of net revenue.

                                                        FISCAL YEAR ENDED JUNE 30,
                                            2001     % CHANGE     2000     % CHANGE     1999
                                         ---------- ---------- ---------- ---------- ----------
Marketing and sales....................    $18,414        59%    $11,586        26%     $9,197
  as a % of net revenue................         53%                   30%                   36%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing and sales personnel, promotional expenses and pre-sales support costs. The increases in marketing and sales expenses for fiscal 2001 from fiscal 2000 and fiscal 1999 were primarily due to increased personnel costs and promotional activities for the mobile information management segment both domestically and at our European subsidiaries. The increase in fiscal 2000 from fiscal 1999 was partially offset by decreased promotional activities within our other products segment as a result of the exit from our port replicator business.

We expect marketing and sales expenses to decrease in fiscal 2002 as a result of decreased staffing, although these expenses may vary as a percentage of net revenue.

                                                        FISCAL YEAR ENDED JUNE 30,
                                            2001     % CHANGE     2000     % CHANGE     1999
                                         ---------- ---------- ---------- ---------- ----------
General and administrative.............     $7,306        67%     $4,379        19%     $3,672
  as a % of net revenue................         21%                   11%                   15%

General and administrative expenses primarily consist of salaries and other personnel costs of our finance, management information systems, human resources and other administrative employees and professional service expenses. The increase in general and administrative expenses in fiscal 2001 from fiscal 2000 was primarily the result of expenses associated with the terminated Palm merger, an increase in bad debt expense due to the impact of the decline in the worldwide economy on certain of our customers and an increase in the cost of our directors' and officers' insurance.

The increase in general and administrative expenses in fiscal 2000 from fiscal 1999 was primarily attributable to increased costs subsequent to our acquisition of Advance Systems and an increase in professional services expenses. The increase was also attributable to an increase in our premiums for directors' and officers' insurance as a result of an increase in our coverage limit and the market environment for directors' and officers' insurance.

We expect general and administrative expenses to decrease in fiscal 2002 as a result of decreased staffing and other cost reduction efforts, although these expenses may vary as a percentage of net revenue.

                                                        FISCAL YEAR ENDED JUNE 30,
                                            2001     % CHANGE     2000     % CHANGE     1999
                                         ---------- ---------- ---------- ---------- ----------
Amortization of intangibles............       $972         9%       $891     1,361%        $61
  as a % of net revenue................          3%                    2%                   - %

Amortization of intangibles in all periods presented is the result of goodwill and other intangibles, which arose from our acquisitions of Advance Systems, Rand Software and Parallax Research in our mobile information management segment.

                                                        FISCAL YEAR ENDED JUNE 30,
                                            2001     % CHANGE     2000     % CHANGE     1999
                                         ---------- ---------- ---------- ---------- ----------
Income tax provision (benefit).........     $7,456       343%    $(3,069)      (3)%    $(2,992)
  as a % of income (loss) before taxes.         22%                    8%                   12%

The change in the income tax provision or benefit for fiscal 2001 from fiscal 2000 was primarily the result of a $14.0 million valuation allowance recorded in the fourth quarter of fiscal 2001 against our deferred tax assets, which consisted primarily of net operating loss carryforwards. In assessing our ability to realize deferred income tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent on us generating taxable income during periods in which the temporary differences reverse and net operating loss and tax credit carryforwards expire. As a result of several factors arising in the fourth quarter of fiscal 2001, including the disposition of our printing solutions segment and the continued decline of the worldwide economy, we believe that sufficient evidence did not exist under generally accepted accounting principles to support a conclusion that it is more likely than not that the future income tax assets will be realized, therefore, we recorded a total valuation allowance of $19.2 million against our net deferred tax assets in the year ended June 30, 2001.

Approximately, $11.4 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, of which we will allocate approximately $5.0 million to additional paid-in capital rather than current income when subsequently recognized. Approximately $363,000 of the valuation allowance relates to research and experimentation credits, of which we will allocate approximately $151,000 to additional paid-in capital rather than current income when subsequently recognized.

The change in the income tax benefit for fiscal 2000 from fiscal 1999 was attributable to an increase in the loss before income taxes. The change in the effective tax rate for fiscal 2000 from the prior year was primarily the result of valuation allowances on deferred tax assets arising from our acquisition of Advance Systems and on foreign tax credit carryforwards.

BUSINESS COMBINATIONS
---------------------

OVAL
----

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

Net working capital..............................................   $   112
Property and equipment...........................................        45
Developed technology, goodwill and other intangibles.............     5,984
Acquired in-process research and development.....................     2,352
                                                                   ---------
     Net assets acquired as of date of acquisition...............   $ 8,493
                                                                   =========

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

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 50% to 65%. The discount rates were based on various factors such as:

o     the stage of completion at the acquisition date;
o     the complexity of the work completed as of the acquisition date;
o     costs incurred as of the valuation date;
o     difficulties of completing the remaining development in a reasonable time;
o     technical uncertainties of the remaining tasks; and
o     the costs remaining to complete the projects.

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

We used the remaining acquired in-process research and development to provide further enhancements to the architecture of our XTNDConnect Server products, which at the time of the acquisition were only approximately 10-15% complete. The acquired in-process research and development assigned to this project was valued at $186,000 as of the date of the acquisition. We incurred an estimated $123,000, from the date of the acquisition, to develop the in-process technology into a commercially viable product.

RAND SOFTWARE AND PARALLAX RESEARCH
-----------------------------------

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

Rand Software was the developer of XTNDConnect PC, formerly known as Harmony, a data synchronization and management software providing support for mobile devices such as Windows CE handheld personal computers. This synchronization technology allows mobile devices to update and exchange data with enterprise applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes and Symantec Act!. Parallax Research develops infrared connectivity products primarily for sale to original equipment manufacturers and manages our relationships with our manufacturers in Asia.

Net working capital..............................................   $  (146)
Property and equipment...........................................       114
Developed technology, goodwill and other intangibles.............     1,532
Acquired in-process research and development.....................       758
                                                                   ---------
     Net assets acquired as of date of acquisition...............   $ 2,258
                                                                   =========

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

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 25% to 35%. The discount rates were based on various factors such as:

o     lack of operating history;
o     aggressive projections for some products;
o     reliance on original equipment manufacturers;
o     management depth; and
o     product diversification.

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

RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

The printing solutions segment included our maturing network print server and non-network printer sharing products, sold primarily through our worldwide distribution channel to computer resellers and Fortune 1000 companies.

As a result of the reclassification of our printing solutions segment as discontinued operations, operating results for our printing solutions segment are reported, net of tax, under "Income from discontinued operations" on our Statements of Operations.

                                                        FISCAL YEAR ENDED JUNE 30,
                                            2001     % CHANGE     2000     % CHANGE     1999
                                         ---------- ---------- ---------- ---------- ----------
Net revenue............................    $13,293       (24)%   $17,509       (31)%   $25,415
Income from discontinued operations,
  net of taxes.........................      2,331        38       1,685       (60)      4,234
Gain on sale of discontinued operations,
  net of taxes.........................         70       100           -         -           -

The decrease in net revenue for fiscal 2001 from fiscal 2000 and fiscal 1999 was principally due to decreased unit sales of both network print server products and non-network printer sharing products worldwide.

Income from our discontinued printing solutions operations increased in fiscal 2001 from fiscal 2000 as a result of a decrease in operating expenses as we continued our shift in focus from our printing solutions products to our mobile information management products. This decrease in expenses was partially offset by a decrease in gross profit resulting from a decrease in unit sales of our printing solutions products.

Income from our discontinued printing solutions operations decreased in fiscal 2000 from fiscal 1999 primarily due to decreased gross profit from both network print server and non-network printer sharing products, which was partially offset by a decrease in operating expenses as we shifted resources to support our mobile information management products.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Net cash used by operating activities in fiscal 2001 was $4.1 million and was primarily a result of our net loss, adjusted for such items as the change in deferred taxes and to our depreciation and amortization, provision for bad debts and provision for write-down of inventory. This cash use was partially offset by a decrease in receivables, an increase in payables and a decrease in inventory. Net cash used by operating activities in fiscal 2000 was $2.6 million and was primarily a result of the payment of the discount upon maturity of our long-term debt and an increase in receivables, principally income taxes receivable. These cash uses were partially offset by our net loss, adjusted for such items as depreciation and amortization and acquired in-process research and development, and a decrease in inventory. The net cash used by operating activities in fiscal 1999 of $197,000 was primarily a result of an increase in receivables, inventories and prepaids and other assets and a decrease in payables. These cash uses were partially offset by our net loss, adjusted for such items as the provision for write-down of inventory, depreciation and amortization and acquired in-process research and development.

Accounts receivable, net of our allowance for bad debts, was $8.0 million and $10.1 million at June 30, 2001 and 2000, respectively. We expect that our accounts receivable will decrease over the next quarter as receivables from our discontinued printing solutions segment are collected. In the longer term, our accounts receivable may increase if our net revenue increases and if net revenue from original equipment manufacturers and international customers becomes a higher percentage of our net revenue as such customers generally have longer payment cycles.

Net cash provided by investing activities in fiscal 2001 was $1.2 million and was primarily the result of proceeds from the sale of our discontinued operations, which consisted of our printing solutions segment, and proceeds from the sale of our facility in Bozeman, Montana. These proceeds were offset, in part, by purchases of property and equipment. Net cash used by investing activities in fiscal 2000 was $3.4 million, which consisted primarily of cash payments for the acquisition of Oval, the parent company of Advance Systems. Net cash used by investing activities in fiscal 1999 was $5.5 million, which reflected the net purchases of available-for-sale securities, the purchase of property and equipment and the net cash paid in our acquisitions of Rand Software and Parallax Research.

We plan to incur aggregate capital expenditures of approximately $500,000 during fiscal 2002, primarily for software, system improvements and personal computers.

Net cash provided by financing activities in fiscal 2001 was $3.2 million and consisted primarily of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities in fiscal 2000 was $2.7 million, which consisted primarily of proceeds from the issuance of common stock under our stock plans, partially offset by payments on our long-term debt. Net cash provided by financing activities in fiscal 1999 was $413,000, which resulted primarily from the issuance of common stock under our stock plans.

We have an uncollateralized bank revolving line of credit of $10.0 million, which expires on October 31, 2001. Interest on borrowings is at the lender's prime rate. We had no borrowings under this line at June 30, 2001 or 2000. The line of credit agreement has restrictive covenants that require us to maintain particular financial ratios. We expect to renew or replace this credit facility on or before October 31, 2001.

We believe that our existing working capital and borrowing capacity, coupled with the funds we expect to generate from our operations, will be sufficient to fund our anticipated working capital and capital expenditure requirements through fiscal 2002. In the longer term, we may require additional sources of liquidity to fund future growth. These sources of liquidity may include additional equity offerings, which could result in dilution to our stockholders, or additional debt financing.

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

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES
------------------------------------------

We derive a substantial portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of original equipment manufacturers and independent distributors. Sales made by our international subsidiaries, excluding our Singapore subsidiary, are generally denominated in foreign currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into United States dollars. Fluctuations in exchange rates also may make our products more expensive to original equipment manufacturers and independent distributors who purchase our products in United States dollars.

We have not experienced significant costs as a result of the introduction of a European single currency, the Euro, introduced on January 1, 1999. Prior to December 31, 2001, the end of the transition period, product prices in participating countries will be denominated in the Euro and converted to local denominations. During the transition period, our financial systems located in the participating countries will be converted from local denominations to the Euro.

We do not expect the transition to the Euro to significantly affect our currency exchange activities. Further, we do not expect the transition to the Euro to result in any significant increase in costs to us and all costs associated with this transition will be expensed to operations as incurred. While we will continue to evaluate the impact of the transition to the Euro, based on currently available information, we do not believe that the transition will harm our business.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the British Pound and Euro, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $2.8 million and $4.5 million in forward contracts in place, which approximated fair value, against the Euro and British pound sterling at June 30, 2001 and 2000, respectively, which matured within 30 days. We recognized net currency exchange losses of $1,000, $134,000 and $97,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," which requires that we account for all business combinations by the purchase method. This statement applies to all business combinations for which the date of acquisition is July 1, 2001, or later.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually or with a group of other assets, other than those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We are currently evaluating the impact that this statement may have on our operations. We may adopt this statement in our first quarter of fiscal 2002, however, we are required to adopt this statement no later than our first quarter of fiscal 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

WE HAVE A RECENT HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES AND NEGATIVE CASH FLOW THROUGH OUR FIRST THREE QUARTERS OF FISCAL 2002.

Since the third quarter of our fiscal 1999, we have devoted significant financial resources to the research and development and marketing and sales for our mobile information management software products and, as a result, we have had operating losses. We intend to continue to devote significant financial resources on product development and sales and marketing and, as a result, we expect to continue to incur operating losses and negative cash flow from operations for the first three quarters of fiscal 2002. We do currently expect to return to profitability in our fourth quarter of fiscal 2002. Our ability to do so, and our future success, will depend in large part upon our ability to generate sufficient revenue from these investments and otherwise control expenses. If we do achieve profitability, in our fourth quarter of fiscal 2002, we may be unable to maintain profitability in subsequent periods.

WE ARE EXPOSED TO RECENT UNFAVORABLE ECONOMIC CONDITIONS, WHICH HAS AND MAY CONTINUE TO HARM OUR BUSINESS.

We have seen a rapid and increasingly severe downturn in the worldwide economy in the past year. We expect this downturn to continue and are uncertain as to the severity and duration of the downturn. We believe that these conditions have led our current and potential customers to reduce their spending on and use of our products, which has reduced our revenue. If the economic conditions continue or worsen, demand for our products and services may be further reduced as a result of enterprises reducing IT spending on products and services such as ours. These economic slowdowns may also adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may harm our business.

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

Our operating results have fluctuated in the past and may continue to do so in the future. If our operating results fall below the expectations of securities analysts or investors, the price of our stock may fall. Some of the factors that may cause fluctuations in our operating results include, but are not limited to:

o changes in the buying patterns of corporate information technology or our original equipment manufacturer customers;
o     changes in customer demand for our products;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
o announcements or introductions of new products or services by our competitors;
o     delays in our development and introduction of new products and services;
o     changes in our pricing policies as a result of increased competition;
o     the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
o     the emergence of new technologies or industry standards;
o the timing of customer orders, which can be influenced by fiscal year-end buying pressure, seasonal trends or general economic conditions; and
o a shift in the mix of products sold, resulting in fluctuations in gross margin.

OUR STOCK PRICE MAY BE VOLATILE AND COULD DROP SIGNIFICANTLY, RESULTING IN THE PARTIAL OR TOTAL LOSS OF A STOCKHOLDER'S INVESTMENT.

The trading price of our common stock may fluctuate significantly, which may cause a stockholder's investment to decrease in value. For example, during the period from July 1, 2000, to June 30, 2001, the price of our common stock ranged from $5.57 to $101.00 per share. The following factors may have a significant impact on the market price of our common stock:

o     quarter-to-quarter variations in our operating results;
o announcements of technological innovations or new products by us or our competitors;
o     general conditions in the computer and mobile device industry;
o     general economic conditions and their impact on corporate IT spending;
o price and trading volume volatility in the public stock markets in general;
o     announcements and updates of our business outlook; and
o changes in security analysts' earnings estimates or recommendations regarding our competitors, our customers or us.

WE DEPEND ON A NUMBER OF KEY BUSINESS RELATIONSHIPS AND, IF WE FAIL TO MAINTAIN THESE RELATIONSHIPS OR ARE UNABLE TO DEVELOP NEW RELATIONSHIPS, OUR BUSINESS WOULD SUFFER.

An important element of our strategy is the development of key business relationships with other companies that are involved in product development, joint marketing and the development of mobile communication protocols. If we fail to maintain our current relationships or are unable to develop new relationships, our business would suffer. Some of these relationships impose substantial product support obligations, which may not be offset by significant revenue. The benefits to us may not outweigh or justify our obligations in these relationships. Also, in order to meet our current or future obligations to original equipment manufacturers, we may be required to allocate additional internal resources to original equipment manufacturers' product development projects, which may delay the completion dates of our other current product development projects.

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

WE RELY HEAVILY ON THE SUCCESS OF OUR MOBILE INFORMATION MANAGEMENT PRODUCTS. IF THE MARKETS FOR THESE PRODUCTS DO NOT CONTINUE TO GROW OR GROW AT EXPECTED RATES, DEMAND FOR OUR PRODUCTS WOULD BE REDUCED AND OUR BUSINESS WOULD BE HARMED.

The mobile data management and universal mobile connectivity markets are still emerging and may not continue to grow or grow at expected rates. We generate substantially all of our net revenue from continuing operations from sales of our products in these markets. The success of these products will rely to a large degree on the increased use of mobile devices, including personal digital assistants, cell phones, pagers, laptop and handheld computers and digital cameras, and on increased use of technologies such as Bluetooth. Even if the markets grow, our products that address these markets may not be successful. Enterprises and original equipment manufacturers may not develop sufficient confidence in mobile devices to deploy our products to a significant degree. Any inability to continue to penetrate the existing markets for mobile data management and universal mobile connectivity products, the failure of current markets to grow, new markets to develop or these markets to be receptive to our products and technologies on which our products are based, could harm our business. The emergence of these markets will be affected by a number of factors beyond our control.

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

WE INTEND TO PURSUE ADDITIONAL ACQUISITIONS, AND ANY ACQUISITIONS COULD PROVE DIFFICULT TO INTEGRATE WITH OUR BUSINESS, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR ADVERSELY AFFECT OUR OPERATING RESULTS.

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

In addition, if we conduct acquisitions using debt or equity securities, our existing stockholders' investments may be diluted, which could affect the market price of our stock.

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

We compete with:

o mobile data management companies, including Synchrologic, Aether Software, Pumatech and AvantGo;
o client/server database providers, including Microsoft, Interbase, Pervasive Software and Oracle;
o mobile connectivity companies, including Widcomm, Digianswer (a subsidiary of Motorola), Open Interface and IVT Corporation; and
o internal research and development departments of original equipment manufacturers, many of whom are our current customers.

As the markets for mobile information management products grow, we expect competition from existing competitors to intensify. We also expect new competitors, including original equipment manufacturers to which we sell our products, to introduce products that compete with ours.

WE DEPEND ON NON-EXCLUSIVE LICENSES FOR SOME OF THE TECHNOLOGY WE USE WITH OUR PRODUCTS.

We license technology on a non-exclusive basis from several companies for use with our products and anticipate that we will continue to do so in the future. For example, we license authentication and encryption technology from Certicom Corporation, which we include in our XTNDConnect Server products. Our inability to continue to license this technology, or to license other necessary technology for use with our products, could result in the loss of, or delays in the inclusion of, important features of our products or result in substantial increases in royalty payments that we would have to pay pursuant to alternative third-party licenses, any of which could harm our business. In addition, the effective implementation of our products depends upon the successful operation of licensed software in conjunction with our products. Any undetected errors in products resulting from this licensed software may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation.

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

Sales to original equipment manufacturers frequently involve lengthy sales cycles, typically nine to 12 months, and may be subject to a number of significant risks over which we have little or no control, including:

o competing products or technologies that original equipment manufacturers may incorporate into their systems or internally develop;
o original equipment manufacturers' budgetary constraints and internal acceptance review procedures;
o     the timing of original equipment manufacturers' budget cycles;
o the timing of original equipment manufacturers' competitive product evaluation processes; and
o the effectiveness of original equipment manufacturers' marketing efforts for their own products.

CURRENCY EXCHANGE RATE FLUCTUATIONS COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

The transactions made through our subsidiaries in France, Germany, Italy, the Netherlands and the United Kingdom are primarily denominated in local currencies. Accordingly, these international operations expose us to currency exchange rate fluctuations, which in turn could cause our operating results to fluctuate when we translate revenue and expenses denominated in other currencies into United States dollars.

From time to time, we enter into foreign currency forward contracts, typically against the British Pound and the Euro, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with international subsidiaries. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

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

IF ENTERPRISES AND INDIVIDUALS ARE RELUCTANT TO USE THE INTERNET TO MANAGE INFORMATION, IT WILL HARM SALES OF SOME OF OUR PRODUCTS.

Sales of some of our mobile data management products depend upon on the increased use of the Internet by enterprises as replacements for, or enhancements to, their private networks. However, enterprises may be reluctant to use Internet services or applications for functions that are important for their operations. If enterprises determine that our mobile data management products do not provide adequate security for dissemination of information over the Internet, or if for any other reason customers fail to accept our applications and services for use over the Internet, our business could be harmed.

WE FORECAST CERTAIN COMPONENT INVENTORY PURCHASES BASED ON FORECASTED SALES VOLUME OF HARDWARE UNITS, WHICH ARE DIFFICULT TO PREDICT. IF WE FAIL TO ACCURATELY PREDICT SALES VOLUME IN A PARTICULAR PERIOD, WE MAY BE UNABLE TO ADJUST OUR COMPONENT INVENTORY PURCHASING IN THAT PERIOD AND OUR OPERATING RESULTS COULD BE HARMED.

Our quarterly net revenue and operating results depend in part on the volume and timing of orders for hardware products received within the quarter, which are difficult to forecast. We typically operate with a relatively small order backlog and significant component inventory purchases are fixed in advance, based in large part on our forecast of future sales volume. In addition, a significant portion of our net revenue results from the sale of products to a number of original equipment manufacturers, which are difficult to predict. None of our distributors or original equipment manufacturers are obligated to purchase our products or certain component inventory that is used in the manufacturing of our products except pursuant to current purchase orders or purchase agreements.

If sales volume on our hardware products is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust component inventory purchasing to compensate for the shortfall. Also, we may be required to record an increase in our provision for write-down of inventory if certain component inventory that we purchase in anticipation of a higher level of product sales cannot be returned to vendors and the inventory cannot be used in the manufacture of our other products.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS WILL SUFFER.

Growth in our business may place a significant strain on our administrative, operational and financial resources and increase demands on our systems and controls, which could harm our business. Growth may also result in an increase in the scope of responsibility for management personnel.

We anticipate that our growth and expansion will require that we recruit, hire, train and retain new engineering, executive, sales and marketing personnel. Difficulty in recruiting qualified personnel could require us to incur significant costs to recruit personnel or could limit our ability to grow. In addition, in order to manage our growth successfully, we will need to continue to expand and improve our operational, management and financial systems and controls. The failure to do so could harm our business.

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

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

Our success depends upon the continuing contributions of our key management, engineering, sales and marketing and finance personnel and our ability to attract and retain key personnel. We do not maintain any key-person life insurance policies. The loss of key personnel could harm our business.

In fiscal 2001, we implemented a restructuring plan and reduced our workforce by approximately 40 employees. Despite this reduction in workforce, we will continue to recruit personnel, particularly engineering personnel, with the specific technical skills that are critical to our business.

IF OUR THIRD-PARTY MANUFACTURER FAILS TO PROVIDE US WITH QUALITY, COST-EFFECTIVE PRODUCTS IN A TIMELY MANNER OR IN SUFFICIENT VOLUMES TO MEET CUSTOMER DEMAND, OUR BUSINESS AND OPERATING RESULTS MAY BE HARMED.

We maintain a limited in-house manufacturing capability for performing materials procurement, final assembly, testing, quality assurance and shipping. We rely primarily on a third-party manufacturer to manufacture our hardware products. Our reliance on third-party manufacturers involves a number of risks, including:

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

Sales made by our international subsidiaries are generally denominated in the foreign country's currency with the exception of our Singapore subsidiary. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the British Pound and Euro, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $2.8 million and $4.5 million in forward contracts in place, which approximated fair value, against the Euro and British pound sterling at June 30, 2001 and 2000, respectively, which matured within 30 days.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in Item 14 of this Annual Report on Form 10-K.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be held on October 24, 2001.

The following table sets forth information regarding our executive officers, directors and key employees as of September 1, 2001.

NAME                      AGE   POSITION

Steven D. Simpson.......  54    President, Chief Executive Officer and Director
Holmes T. Lundt.........  44    Vice President of Corporate Research and
                                Development and Business Development
Karla K. Rosa...........  38    Vice President of Finance and Chief Financial
                                Officer
Bradley J. Surkamer.....  47    Vice President of Worldwide Sales and Service
Donald J. Baumgartner...  34    Director of Worldwide Marketing
Raymond A. Smelek.......  66    Chairman of the Board of Directors
John J. Katsaros........  50    Director
John M. Russell.........  59    Director
S. Scott Wald...........  46    Director
Douglas B. Winterrowd...  50    Chief Engineer and Director

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

BRADLEY J. SURKAMER has served as Vice President of Worldwide Sales and Service since July 2001. From March 2000 to July 2001, he served as Vice President of International Sales and Marketing. From January 1999 to March 2000, Mr. Surkamer was the Vice President of Technical Support and our Internet Business Unit Manager. From January 1996 to January 1999 he served as Vice President of Technical Support and Third-Party Marketing. Mr. Surkamer has held various other positions since he joined us in November 1988 including Manager of Technical and Third-party Marketing and Manager of Sales and Marketing. Mr. Surkamer received a B.S. in Mathematics from the University of Montana and an M.B.A. from Northern Arizona University.

DONALD J. BAUMGARTNER was appointed our Director of Worldwide Marketing in July 2001. Since joining Extended Systems in 1990, Mr. Baumgartner has held various other positions including Business Unit Manager for Universal Mobile Connectivity Products, Sales Manager and Project Manager. Mr. Baumgartner holds a B.S. in Electrical Engineering from the University of Idaho.

RAYMOND A. SMELEK has served as Chairman of our Board of Directors since June 1995 and he has been a director since June 1994. From June 1994 to January 1996, Mr. Smelek was our President and Chief Executive Officer. Prior to joining us, Mr. Smelek was employed by Hewlett-Packard and held a number of positions, most recently as Vice President and General Manager of the Mass Storage Group. Mr. Smelek is also the President and Chief Executive Officer of the Network Group and a director of Inference Corporation. Mr. Smelek received a B.S. in Electrical Engineering from San Jose State University.

JOHN J. KATSAROS was appointed to our board of directors in July 2000. He is the President of NetsEdge Research Group, a marketing and strategy consulting firm. Prior to his position at NetsEdge, Mr. Katsaros was a Vice President at Jupiter Communications, a global Internet commerce research and consulting company. Mr. Katsaros was also the President of Internet Research Group (formerly Collaborative Marketing), an Internet research and consulting firm, which was acquired by Jupiter in March 2000. Mr. Katsaros holds a B.S. and M.S. in Electrical Engineering from Lehigh University, as well as an M.B.A. from Santa Clara University.

JOHN M. RUSSELL has been a director since April 1998. From December 1991 to March 1994, Mr. Russell served as Vice President of Finance and Administration, Chief Financial Officer and Secretary of Cisco. Mr. Russell received a B.A. from the University of California, Berkeley. He is currently retired.

S. SCOTT WALD has been a director since July 1994. He was currently the President of Romar Services, L.L.C. He was the founder of ASAP Software Express and served as President and Chief Executive Officer of ASAP Software Express from September 1985 to June 1998. Mr. Wald received a B.S. in Business Administration and an M.B.A. from Arizona State University.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to our 2001 Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   1.  FINANCIAL STATEMENTS

      The following financial statements are filed as a part of this report:

      Consolidated financial statements as of June 30, 2001 and 2000 and for each of the three years in the period ended June 30, 2001:

          Report of Independent Accountants................................. 40
          Consolidated Statements of Operations............................. 41
          Consolidated Statements of Comprehensive Loss..................... 41
          Consolidated Balance Sheets....................................... 42
          Consolidated Statements of Stockholders' Equity................... 43
          Consolidated Statements of Cash Flows............................. 44
          Notes to Consolidated Financial Statements........................ 45

      2.  FINANCIAL STATEMENT SCHEDULES

          Schedule II - Valuation and Qualifying Accounts................... 58

      All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes to our consolidated financial statements.

3.  EXHIBITS

      EXHIBIT NUMBER                           DESCRIPTION
      --------------                           -----------

         2.3 Mutual Termination Agreement and Amendment to Agreement and Plan of Reorganization between Extended Systems Incorporated and Palm, Inc. dated May 17, 2001. (5)

         3.1         Restated Certificate of Incorporation. (1)

         3.2         Restated Bylaws. (2)

         10.1 Form of Indemnification Agreement for directors and officers. (1)

         10.2.1      1998 Stock Plan and form of agreement thereunder. (1)

         10.2.2      Amendment 1 to the 1998 Stock Plan. *

         10.3.1 1998 Employee Stock Purchase Plan and forms of participation agreements thereunder. (1)

         10.3.2      Amendment 1 to the Employee Stock Purchase Plan. *

         10.4.1 1998 Directors Stock Option Plan and form of agreement thereunder. (1)

         10.4.2      Amendment 1 to the 1998 Directors Stock Option Plan *

         10.5        1994 Incentive Stock Option Plan. (1)

         10.6        1987 Restricted Stock Option Plan, as amended. (1)

         10.7        1984 Incentive Stock Option Plan, as amended. (1)

         10.8        Extended Systems Incorporated 2001 Approved Share Option
                     Scheme. *

         10.9        Extended Systems Incorporated 401(k) Plan. (1)..

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

         10.24       Employment Agreement between the Company and Holmes T.
                     Lundt. (3)

         10.25       Employment Agreement between the Company and Scott J.
                     Ritchie. (3)

         10.26 Employment Agreement between the Company and Bradley J. Surkamer (4)

         10.27       Employment Agreement between the Company and Karla K. Rosa
                     (4)

         21.1        List of Subsidiaries of the Registrant. *

         23.1        Consent of Independent Accountants. *
----------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission on March 4, 1998.

(2) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1998.

(3) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 1999.

(4) Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1999.

(5) Incorporated by reference from our Report on Form 8-K filed with the Commission on June 11, 2001.

*        Filed herewith.

(B)      REPORTS ON FORM 8-K

         Not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Extended Systems Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of Extended Systems Incorporated and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Extended Systems Incorporated's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Boise, Idaho
July 31, 2001

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        2001          2000          1999
                                                      --------      --------      --------
Net revenue .....................................     $ 34,746      $ 39,002      $ 25,275
Cost of net revenue .............................       13,141        20,701        14,327
                                                      --------      --------      --------
        Gross profit ............................       21,605        18,301        10,948

Operating expenses:
    Research and development ....................       12,740         8,516         5,574
    Acquired in-process research and development          --           2,352           758
    Marketing and sales .........................       18,414        11,586         9,197
    General and administrative ..................        7,306         4,379         3,672
    Amortization of intangibles .................          972           891            61
    Restructuring charge ........................        1,096          --            --
                                                      --------      --------      --------
        Loss from operations ....................      (18,923)       (9,423)       (8,314)
Other expense (income), net .....................         (504)           57          (339)
Interest expense ................................         --             259           713
                                                      --------      --------      --------
        Loss before income taxes ................      (18,419)       (9,739)       (8,688)
Income tax provision (benefit) ..................        7,456        (3,069)       (2,992)
                                                      --------      --------      --------
        Loss from continuing operations .........      (25,875)       (6,670)       (5,696)

Discontinued operations, net of tax:
        Income from discontinued operations .....        2,331         1,685         4,234
        Gain from sale of discontinued operations           70          --            --
                                                      --------      --------      --------
        Net loss ................................     $(23,474)     $ (4,985)     $ (1,462)
                                                      ========      ========      ========

Loss per share from continuing operations:
    Basic and diluted ...........................     $  (2.44)     $  (0.70)     $  (0.68)

Loss per share:
    Basic and diluted ...........................     $  (2.22)     $  (0.52)     $  (0.17)

Number of shares used in per share calculations:
    Basic and diluted ...........................       10,587         9,552         8,409


CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS)
                                                        2001          2000          1999
                                                      --------      --------      --------

Net loss ........................................     $(23,474)     $ (4,985)     $ (1,462)
Change in currency translation ..................         (108)         (278)         (225)
                                                      --------      --------      --------


        Comprehensive loss ......................     $(23,582)     $ (5,263)     $ (1,687)
                                                      ========      ========      ========

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                   2001          2000
                                                                                 --------      --------
ASSETS
Current:
    Cash and cash equivalents ..............................................     $  6,585      $  6,191
    Receivables, net .......................................................        8,490        12,499
    Inventories ............................................................          441         3,484
    Prepaids and other .....................................................          996         1,200
    Deferred income taxes ..................................................         --             715
                                                                                 --------      --------
        Total current assets ...............................................       16,512        24,089
Property and equipment, net ................................................        7,002         7,817
Intangibles, net ...........................................................        4,629         6,237
Deferred income taxes ......................................................         --           5,785
Other assets ...............................................................         --             293
                                                                                 --------      --------
        Total assets .......................................................     $ 28,143      $ 44,221
                                                                                 ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable .......................................................     $  3,371      $  3,026
    Accrued expenses .......................................................        4,492         2,710
    Deferred revenue .......................................................        1,342           770
                                                                                 --------      --------
        Total current liabilities ..........................................        9,205         6,506
                                                                                 ========      ========
Stockholders' equity:
    Preferred stock; $0.001 par value per share, 5,000 shares authorized; no
      shares issued or outstanding .........................................         --            --

    Common stock; $0.001 par value per share, 75,000 shares authorized;
      10,971 and 10,309 shares issued and outstanding ......................           11            10
    Additional paid-in capital .............................................       32,725        28,108
    Retained earnings (accumulated deficit) ................................      (12,934)       10,540
    Deferred compensation ..................................................          (77)         (264)
    Accumulated other comprehensive loss ...................................         (787)         (679)
                                                                                 --------      --------
        Total stockholders' equity .........................................       18,938        37,715
                                                                                 --------      --------
        Total liabilities and stockholders' equity .........................     $ 28,143      $ 44,221
                                                                                 ========      ========

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                          RETAINED                                      ACCUMULATED
                                            COMMON STOCK     ADDITIONAL   EARNINGS                                          OTHER
                                        -------------------    PAID-IN  (ACCUMULATED    TREASURY STOCK        DEFERRED COMPREHENSIVE
                                         SHARES     AMOUNT     CAPITAL    DEFICIT)     SHARES      AMOUNT  COMPENSATION     LOSS
                                        --------   --------   --------    --------    --------    --------    --------    --------
BALANCE AT JULY 1, 1998 .............      8,252   $      8   $ 10,847    $ 16,987        --      $   --      $ (1,074)   $   (176)

    Net loss ........................       --         --         --        (1,462)       --          --          --          --
    Translation adjustment ..........       --         --         --          --          --          --          --          (225)
    Stock issued ....................        105          1        734        --          --          --          --          --
    Treasury stock purchased, at cost
                                            --         --         --          --            (5)        (43)       --          --
    Employee stock plans ............        243       --          744        --             5          43        --          --
    Compensatory options ............       --         --         (310)       --          --          --           521        --
                                        --------   --------   --------    --------    --------    --------    --------    --------

BALANCE AT JUNE 30, 1999 ............      8,600          9     12,015      15,525        --          --          (553)       (401)

    Net loss ........................       --         --         --        (4,985)       --          --          --          --
    Translation adjustment ..........       --         --         --          --          --          --          --          (278)
    Stock issued ....................        625       --        2,991        --          --          --          --          --
    Employee stock plans ............      1,084          1     13,132        --          --          --          --          --
    Compensatory options ............       --         --          (30)       --          --          --           289        --
                                        --------   --------   --------    --------    --------    --------    --------    --------

BALANCE AT JUNE 30, 2000 ............     10,309         10     28,108      10,540        --          --          (264)       (679)

    Net loss ........................       --         --         --       (23,474)       --          --          --          --
    Translation adjustment ..........       --         --         --          --          --          --          --          (108)
    Employee stock plans ............        662          1      4,629        --          --          --          --          --
    Compensatory options ............       --         --          (12)       --          --          --           187        --
                                        --------   --------   --------    --------    --------    --------    --------    --------

BALANCE AT JUNE 30, 2001 ............     10,971   $     11   $ 32,725    $(12,934)       --      $   --      $    (77)   $   (787)
                                        ========   ========   ========    ========    ========    ========    ========    ========

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
(IN THOUSANDS)

                                                                         2001          2000          1999
                                                                       --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .....................................................     $(23,474)     $ (4,985)     $ (1,462)
    Adjustments to reconcile net loss to net cash used by
        operating activities:
        Acquired in-process research and development .............         --           2,352           758
        Provision for bad debts ..................................          793             7           341
        Provision for write-down of inventory ....................          785           409         1,653
        Depreciation and amortization ............................        3,134         3,014         1,617
        Accretion of discount on long-term debt ..................         --             174           656
        Payment of discount on long-term debt ....................         --          (3,675)         --
        Tax benefit from employee stock options ..................        1,308         5,683          --
        Deferred income taxes ....................................        6,500        (5,941)         (694)
        Stock option compensation ................................          175           259           211
        Other operating activities ...............................         (237)           10           103
        Changes in assets and liabilities, net of effect of
           acquisitions and dispositions:
           Receivables ...........................................        3,173        (1,121)       (1,752)
           Inventories ...........................................          878         1,064          (531)
           Prepaids and other assets .............................          203          (274)         (544)
           Deferred revenue ......................................          572           466          (281)
           Accounts payable and accrued expenses .................        2,139           (82)         (272)
                                                                       --------      --------      --------
               Net cash used by operating activities .............       (4,051)       (2,640)         (197)
                                                                       --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ...........................       (1,095)       (1,061)       (1,055)
    Proceeds from the sale of property and equipment .............          671          --            --
    Proceeds from the sale of discontinued operations ............        1,601          --            --
    Sales of available-for-sale securities .......................         --           1,000         5,979
    Maturities of available-for-sale securities ..................         --           2,001           750
    Purchases of available-for-sale securities ...................         --            --          (9,730)
    Acquisitions:
        Oval (1415) Limited, net of cash acquired ................         --          (5,273)         --
        Rand Software Corporation, net of cash acquired ..........         --            --            (686)
        Parallax Research Pte., net of cash acquired .............         --            --            (437)
    Other investing activities ...................................           42           (99)         (279)
                                                                       --------      --------      --------
               Net cash provided by (used by) investing activities        1,219        (3,432)       (5,458)
                                                                       --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock ...................        3,297         7,604           636
    Payments on long-term debt ...................................          (67)       (4,867)         (262)
    Other financing activities ...................................         --            --              39
                                                                       --------      --------      --------
               Net cash provided by financing activities .........        3,230         2,737           413
                                                                       --------      --------      --------
    Effect of exchange rate changes on cash ......................           (4)         (142)          (96)
                                                                       --------      --------      --------
    Net increase (decrease) in cash and cash equivalents .........          394        (3,477)       (5,338)

CASH AND CASH EQUIVALENTS:
    Beginning of year ............................................        6,191         9,668        15,006
                                                                       --------      --------      --------
    End of year ..................................................     $  6,585      $  6,191      $  9,668
                                                                       ========      ========      ========

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

Through May 2001, Extended Systems had two primary operating segments. Our mobile information management segment, which includes both mobile data management and universal mobile connectivity products that enable mobile users to access, collect, synchronize and print information on demand, and our printing solutions segment, which provided printer connectivity solutions for network and non-network computer environments. On May 31, 2001, we sold our printing solutions segment to Troy Group, Inc.

BASIS OF PRESENTATION. Our consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. We have eliminated all significant intercompany accounts and transactions. Tabular amounts are in thousands, except years, percentages and per share amounts.

As a result of the disposition of our printing solutions business in fiscal 2001, we have reclassified our consolidated statement of operations and other related disclosures for all years presented to present the results of the printing solutions segment as discontinued operations. We have made other reclassifications to the consolidated financial statements to conform the presentations.

CURRENCY TRANSLATION. Our international subsidiaries use their local currency as their functional currency except for our Singapore subsidiary that uses the United States dollar as its functional currency. We translate assets and liabilities of international subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date, and we reflect gains and losses from this translation process as a component of comprehensive income or loss. We translate revenue and expenses into United States dollars using the average exchange rate for the period.

From time to time, we enter into foreign currency forward contracts, typically against the British Pound and Euro to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. We had $2.8 million and $4.5 million in forward contracts in place, which approximated fair value, against the Euro and British pound sterling at June 30, 2001 and 2000, respectively, which matured within 30 days. We recognized net currency exchange losses of $1,000, $134,000 and $97,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements. It also requires that we make estimates and assumptions that affect the reported amounts of our revenue and expenses during the reporting periods. Our actual results could differ from our estimates.

EARNINGS OR LOSS PER SHARE. We compute basic earnings or loss per share by dividing net income or loss by our weighted-average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted-average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued the potential dilutive common shares. We exclude from the diluted earnings or loss per share computations stock options and potential shares for convertible debt to the extent that their effect would have been antidilutive.

Our diluted earnings or loss per share computations exclude the shares below because to do so would have been antidilutive:

                                  2001      2000      1999
                                 -----     -----     -----

Stock options ..............     2,819     2,332     2,799
Shares for convertible notes      --        --         558

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

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK. Our cash equivalents are highly liquid investments with original maturities of three months or less, readily convertible to known amounts of cash. We consider the amounts we report as cash equivalents and receivables as reasonable approximations of their fair values. We made these estimates of fair value in accordance with the requirements of Statement of Financial Accounting Standard No. 107, "Disclosure about Fair Value of Financial Instrument." We based the fair value estimates on market information available to us as of June 30, 2001. The use of different market assumptions and estimation methodologies could have a material effect on our estimated fair value amounts.

We do not hold or issue financial instruments for speculative purposes.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, short-term investments and trade accounts receivable. Our cash balances held in financial institutions may exceed federally insured amounts. We deposit cash in high-credit-quality financial institutions and, by policy, limit the concentration of credit exposure by restricting investments with any single obligor. A concentration of credit risk may exist with respect to trade accounts receivable, as a majority of our customers are North American, European and Asian manufacturers of computer equipment and distributors. We perform ongoing credit evaluations on customers and generally do not require collateral.

INVENTORIES are valued at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market. Our cost of net revenue for the year ended June 30, 1999, includes a provision for write-down of port replicator inventory of $1.4 million.

PROPERTY AND EQUIPMENT is stated at cost and depreciated using the straight-line method over estimated useful lives of 7 to 15 years for land improvements, 7 to 40 years for buildings, 3 to 5 years for computer equipment and 5 to 10 years for furniture and fixtures. Our depreciation and amortization of property and equipment was $1.5 million in fiscal 2001, $1.5 million in fiscal 2000 and $1.4 million in fiscal 1999. We remove the net book value of property and equipment retired or otherwise disposed of from our books and we include the net gain or loss in the determination of our results of operations.

INTANGIBLE ASSETS consist primarily of purchased technology and the cost in excess of fair value of the net assets of companies that we acquired in purchase transactions and are carried at cost less accumulated amortization. We amortize intangible assets over useful lives of 5 years using the straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS. We review the carrying value of long-lived assets, comprised mainly of property and equipment and intangible assets, for impairment whenever events and circumstances indicate that we may not recover the carrying value of an asset from the estimated future cash flows expected to result from its use and eventual disposition. In cases where expected future cash flows are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets. No assets were considered impaired at June 30, 2001 or 2000.

PRODUCT WARRANTY AND SUPPORT. We offer warranties and free support on certain products and record an accrual for the estimated future costs associated with warranty claims and support, which is based upon historical experience and our estimate of the level of future costs.

INCOME TAXES. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Our consolidated income tax provision or benefit is allocated to continuing and discontinued operations based principally on the taxable income or loss and tax credits directly attributable to each operation, as if each operation were a stand-alone entity. Such allocations reflect each operation's contribution to our consolidated federal taxable income or loss and the consolidated federal tax asset or liability and tax credit position. We credited tax benefits that cannot be used by the operation generating those benefits but can be used on a consolidated basis to the operation that generated such benefits. Accordingly, the amounts of taxes payable or refundable allocated to each operation may not necessarily be the same as that which would have been payable or refundable had each operation filed a separate income tax return.

RECENTLY ISSUED ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," which requires that we account for all business combinations by the purchase method. This statement applies to all business combinations for which the date of acquisition is July 1, 2001, or later.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually or with a group of other assets, other than those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We are currently evaluating the impact that this statement may have on our operations. We may adopt this statement in our first quarter of fiscal 2002, however, we are required to adopt this statement no later than our first quarter of fiscal 2003.

SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

Selected cash payments and noncash activities were as follows for the years ended June 30:

                                            2001         2000         1999
                                          --------     --------     -------

Income taxes paid (refunded), net ...     $(1,393)     $  (653)     $ 1,085
Stock issued in business combinations        --          2,991          735
Deferred compensation ...............         (12)         (30)        (310)
Interest paid .......................        --          3,764           83

Interest paid for the year ended June 30, 2000 includes $3.7 million of accreted discount on the zero coupon promissory notes paid in September 1999.

DISCONTINUED OPERATIONS
-----------------------

We entered into an Asset Purchase Agreement, dated May 30, 2001, pursuant to which we agreed to sell various assets, including all assets primarily used in our printing solutions segment, to Troy Group, Inc ("Troy") for an aggregate purchase price of $1.6 million, net of expenses. In accordance with the Asset Purchase Agreement, on May 31, 2001, we transferred to Troy certain inventory, equipment, patents, trademarks and other intellectual property rights, customer and supplier lists and rights under certain contracts that existed as of the close of business on May 30, 2001. Troy also assumed certain of our contractual and warranty obligations and purchase commitments.

As a result of the sale, our printing solutions segment is accounted for as discontinued operations in accordance with Accounting Principles Bulletin No.
30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Income from discontinued operations" on the accompanying Statements of Operations. In addition, a gain on the sale of our discontinued operations was recorded in our fourth quarter ended June 30, 2001.

                                                            FOR THE YEARS ENDED JUNE 30,
                                                            2001        2000       1999
                                                          -------     -------     -------
Net revenue .........................................     $13,293     $17,509     $25,415
Gross profit ........................................       6,122       8,504      13,260
Income tax provision ................................       1,434       1,068       2,300
Income from discontinued operations, net of taxes ...       2,331       1,685       4,234
Gain on sale of discontinued operations, net of taxes          70        --          --
Earnings per share from discontinued operations:
       Basic and diluted ............................        0.22        0.18        0.51

RESTRUCTURING CHARGES
---------------------

During our fourth quarter ended June 30, 2001, we implemented a restructuring plan to reduce costs and improve operating efficiencies and, as a result, recorded a restructuring charge to continuing operations of $1.1 million in fiscal 2001. The restructuring charge consisted primarily of costs related to the termination of approximately 40 employees in research and development, marketing and sales, administration and manufacturing. Approximately 70% were in the United States and 30% were in Europe and Asia. Substantially all of the restructuring charge was paid in July 2001.

BUSINESS COMBINATIONS
---------------------

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

Net working capital ..................................             $  112
Property and equipment ...............................                 45
Developed technology, goodwill and other intangibles..              5,984
Acquired in-process research and development .........              2,352
                                                                   ------
     Net assets acquired as of date of acquisition ...             $8,493
                                                                   ======

The following unaudited pro forma consolidated results of continuing operations assume the Oval acquisition occurred at the beginning of the year ended June 30 (unaudited):

                                                      2000             1999
                                                    --------         --------

Net revenue from continuing operations ...          $ 39,221         $ 26,579
Loss from continuing operations ..........            (6,669)          (6,155)
Loss per share from continuing operations:
    Basic and diluted ....................             (0.69)           (0.68)

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

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 50% to 65%. The discount rates were based on various factors such as:

o    the stage of completion at the acquisition date;
o    the complexity of the work completed as of the acquisition date;
o    costs incurred as of the valuation date;
o    difficulties of completing the remaining development in a reasonable time;
o    technical uncertainties of the remaining tasks; and
o    the costs remaining to complete the projects.

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

We used the remaining acquired in-process research and development to provide further enhancements to the architecture of our XTNDConnect Server products, which at the time of the acquisition were only approximately 10-15% complete. The acquired in-process research and development assigned to this project was valued at $186,000 as of the date of the acquisition. We incurred an estimated $123,000, from the date of the acquisition, to develop the in-process technology into a commercially viable product.

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

Net working capital ...................................            $  (146)
Property and equipment ................................                114
Developed technology, goodwill and other intangibles ..              1,532
Acquired in-process research and development ..........                758
                                                                   -------
     Net assets acquired as of date of acquisition ....            $ 2,258
                                                                   =======

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

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk adjusted discount rates of 25% to 35%. The discount rates were based on various factors such as:

o    lack of operating history;
o    aggressive projections for certain products;
o    reliance on original equipment manufacturers;
o    management depth; and
o    product diversification.

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

RECEIVABLES
-----------                                             AS OF JUNE 30,
                                                2001                    2000
                                              --------                --------

Accounts receivable ..............            $  8,835                $ 10,332
Income taxes receivable ..........                --                     1,520
Other receivables ................                 442                     848
Allowance for doubtful accounts ..                (787)                   (201)
                                              --------                --------

                                              $  8,490                $ 12,499
                                              ========                ========

INVENTORIES
-----------                                      AS OF JUNE 30,
                                              2001            2000
                                             ------          ------

Purchased parts ...................          $   93          $1,417
Work in process ...................              48             308
Finished goods ....................             300           1,759
                                             ------          ------
                                             $  441          $3,484
                                             ======          ======

PROPERTY AND EQUIPMENT
----------------------                              AS OF JUNE 30,
                                               2001               2000
                                             --------           --------

Land and land improvements ........          $    897           $    949
Buildings .........................             5,891              6,416
Computer equipment ................             5,621              5,304
Furniture and fixtures ............             2,259              2,277
                                             --------           --------
                                               14,668             14,946
Less accumulated depreciation .....            (7,666)            (7,129)
                                             --------           --------
                                             $  7,002           $  7,817
                                             ========           ========

INTANGIBLE ASSETS
-----------------                                  AS OF JUNE 30,
                                               2001              2000
                                             -------           -------

Goodwill ..........................          $ 4,415           $ 4,512
Purchased technology ..............            3,128             3,128
Other intangibles .................              447               447
                                             -------           -------
                                               7,990             8,087
Less accumulated amortization .....           (3,361)           (1,850)
                                             -------           -------
                                             $ 4,629           $ 6,237
                                             =======           =======

ACCRUED EXPENSES
----------------                                            AS OF JUNE 30,
                                                         2001            2000
                                                        ------          ------

Accrued payroll and related benefits .........          $2,600          $1,145
Accrued warranty and support costs ...........             317             435
Other ........................................           1,575           1,130
                                                        ------          ------
                                                        $4,492          $2,710
                                                        ======          ======

LEASES
------

We lease certain office space and equipment. Total lease expense from continuing operations was $531,000 in fiscal 2001, $377,000 in fiscal 2000 and $226,000 in fiscal 1999. Our minimum future lease commitments for all operating leases are $316,000 in fiscal 2002, $287,000 in fiscal 2003, $253,000 in fiscal 2004,
$170,000 in fiscal 2005, $127,000 in fiscal 2006 and $349,000 thereafter.

STOCKHOLDERS' EQUITY
--------------------

We have four incentive stock option plans, adopted in 1984, 1994, 1998 and 2001. Our employees, directors and consultants are eligible for options under these plans. Options granted before December 24, 1997 generally vest 20 percent per year over a period of five years from the date of grant. Options granted December 24, 1997 and after generally vest over a period of four years, vesting 25 percent on the first anniversary of the option and 1/48 per month thereafter. The exercise price generally is equal to the fair market value of our common stock on the date of grant or at a price determined by our directors. For the 1984 and 1994 plans, unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee. Options granted under the 1998 and 2001 plan generally lapse ten years after issuance or three months after the option holder ceases to be an employee. Shares available for grant under these plans totaled 159,309 at June 30, 2001.

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

We adopted a director stock plan in 1998. Our directors are eligible for options under this plan. Options are granted at the fair market value of our common stock on the grant date. An initial grant of 15,000 shares per director will vest over a period of three years vesting one-third on the first anniversary of the option and 1/36 per month thereafter. Subsequent grants of 7,500 shares will be automatically granted to directors each year provided that such directors have served on the Board for at least six months. These subsequent options will vest in full on the first anniversary of the date of grant. Unexercised options lapse ten years after issuance or three months after the date the option holder ceases to be a director. Shares available for grant under this plan totaled 152,083 at June 30, 2001.

We adopted an employee stock purchase plan in 1998. The plan is generally implemented by 24-month offering periods beginning on June 30 and December 31 each year. Each offering period contains up to four purchase periods of six months duration. The purchase plan generally permits eligible employees to purchase our common stock through payroll deductions of up to 15% of an employee's compensation, except that no participant's right to purchase shares may accrue at a rate that exceeds $25,000 each calendar year. The price of stock purchased under the purchase plan is 85% of the lower of the fair market value of our common stock on the first day of an offering period or the last day of each six-month purchase period. Employees may end their participation at any time during a purchase period, and they will be paid their payroll deduction withheld within that purchase period. Shares available for purchase under this plan totaled 524,567 at June 30, 2001.

                                   WEIGHTED-
                                    AVERAGE
STOCK OPTION ACTIVITY           EXERCISE PRICE   OUTSTANDING     EXERCISABLE
--------------------------------------------------------------------------------

AS OF JULY 1, 1998 ......          $    8.09        2,335            1,475


    Granted .............               5.07          806             --
    Became exercisable ..                            --                311
    Exercised ...........               2.33         (145)            (145)
    Canceled/expired ....               6.47         (197)            (114)
                                                   ------           ------
AS OF JUNE 30, 1999 .....               7.64        2,799            1,527

    Granted .............              18.60          600             --
    Became exercisable ..                            --                486
    Exercised ...........               7.98         (808)            (808)
    Canceled/expired ....               7.18         (259)             (75)
                                                   ------           ------
AS OF JUNE 30, 2000 .....              10.39        2,332            1,130

    Granted .............              26.07          894             --
    Became exercisable ..                            --                549
    Exercised ...........              33.03         (278)            (278)
    Canceled/expired ....              16.45         (129)             (10)
                                                   ------           ------
AS OF JUNE 30, 2001 .....              15.52        2,819            1,391
                                                   ======           ======

The weighted-average remaining contractual life of options outstanding at June 30, 2001 was 7.11 years. The weighted-average per share exercise price of options exercisable at June 30, 2001, 2000 and 1999 was $9.81, $8.47 and $8.95, respectively.

                                                                     WEIGHTED-
    RANGE OF                                  WEIGHTED-               AVERAGE                                   WEIGHTED-
  STOCK OPTION          NUMBER OF              AVERAGE               REMAINING              NUMBER OF            AVERAGE
EXERCISE PRICES          SHARES            EXERCISE PRICE         CONTRACTUAL LIFE           SHARES           EXERCISE PRICE
---------------     --------------------------------------------------------------         -------------------------------------
                                         OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                    --------------------------------------------------------------         -------------------------------------
$0.15 -   $0.15              8                 $  0.15                   5.8 years                  8             $  0.15
 4.13 -    6.19            663                    4.72                   7.3                      380                4.85
 6.25 -    8.88            855                    7.38                   7.5                      429                7.69
 9.41 -   15.75            547                   11.38                   3.6                      483               11.01
18.00 -   35.50            570                   34.44                   9.0                       82               33.87
37.13 -   59.75            171                   47.49                   9.1                        8               41.42
63.69 -   96.00              5                   69.13                   8.9                        1               67.57
                    -------------                                                          -------------
                         2,819                                                                  1,391
                    =============                                                          =============

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

                                                2001                 2000               1999
                                             ----------           ---------           ---------
As reported:
    Net loss ......................          $  (23,474)          $  (4,985)          $  (1,462)
    Loss per share:
        Basic and diluted .........               (2.22)              (0.52)              (0.17)
Pro forma:
    Net loss ......................             (31,545)             (8,240)             (2,952)
    Loss per share:
        Basic and diluted .........               (2.98)              (0.86)              (0.35)

We determined the fair value of options at the date of grant using the Black-Scholes option-pricing model. We assumed no future dividends would be paid. The other weighted-average assumptions and the weighted-average fair values of stock options are as follows for the years ended June 30:

                                                              2001             2000             1999
                                                             -------          -------          -------
Risk-free interest rate:
    Option plans ..................................             5.6%             6.2%             4.8%
    Purchase plan .................................             4.7%             5.1%             4.8%

Volatility factor .................................              99%              92%              69%

Expected life in years:
    Option plans ..................................             7.6              7.0              7.4
    Purchase plan .................................             1.6              0.8              0.5

Fair value at grant date:
    Exercise price equal to market price ..........          $ 26.07          $ 19.24          $  5.08
    Exercise price less than market price .........          $ --             $  6.81          $ --

INCOME TAXES
------------

                                                              FOR THE YEARS ENDED JUNE 30,
                                                     ----------------------------------------------
                                                       2001               2000               1999
                                                     --------           --------           --------
Domestic ..................................          $ (8,544)          $ (8,144)          $ (1,478)
Foreign Discontinued operations ...........            (6,040)             1,158               (676)
                                                     --------           --------           --------
    Loss before income taxes ..............          $(14,584)          $ (6,986)          $ (2,154)
                                                     ========           ========           ========

                                                              FOR THE YEARS ENDED JUNE 30,
                                                     ----------------------------------------------
                                                       2001               2000               1999
                                                     --------           --------           --------
Current:
    Federal ...............................          $   --             $ (1,398)          $   (104)
    State .................................                66                (71)               (27)
    Foreign ...............................               400                523                132
Deferred:
    Federal ...............................             6,089               (611)              (409)
    State .................................             1,252               (212)                 9
    Foreign ...............................             1,083               (232)              (293)
                                                     --------           --------           --------
        Income tax provision (benefit) ....          $  8,890           $ (2,001)          $   (692)
                                                     ========           ========           ========

                                                              FOR THE YEARS ENDED JUNE 30,
                                                     ----------------------------------------------
                                                       2001               2000               1999
                                                     --------           --------           --------
Continuing operations .....................          $  7,456           $ (3,069)          $ (2,992)
Discontinued operations ...................             1,434              1,068              2,300
                                                     --------           --------           --------
       Income tax provision (benefit) .....          $  8,890           $ (2,001)          $   (692)
                                                     ========           ========           ========

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets (liabilities) are as follows as of June 30:

                                                          2001               2000
                                                        --------           --------
Intangible asset amortization ................          $  1,358           $  1,101
Federal and state loss carryforwards .........            16,258              5,374
Foreign loss carryforwards ...................             1,313              1,083
Other ........................................               901               (341)
Valuation allowance ..........................           (19,830)              (717)
                                                        --------           --------
        Net deferred tax asset ...............          $   --             $  6,500
                                                        ========           ========

We have not provided United States income taxes on the undistributed earnings of our international subsidiaries, as such earnings are considered permanently reinvested in these operations. While these earnings could become subject to additional tax if repatriated, we do not anticipate repatriation.

At June 30, 2001, we had available federal, state, and foreign net operating loss carryforwards of approximately $40.1 million, $30.9 million, and $3.4 million, respectively. We also had unused research credits and foreign tax credit carryforwards of approximately $363,000 and $339,000 respectively. If not utilized, the federal net operating loss and research credit carryforwards will expire in fiscal years 2020 and 2021 and the state net operating loss carryforwards will expire between fiscal 2004 and fiscal 2021. Of the $3.4 million of foreign net operating loss carryforwards, approximately $666,000 will expire between fiscal 2002 and 2005 and the balance can be utilized indefinitely. The available foreign tax credits expire between fiscal 2004 and fiscal 2006. If certain substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code, there may be an annual limitation on the amount of carryforwards that we can utilize.

In assessing the ability to realize deferred income tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent on us generating taxable income during periods in which the temporary differences reverse and net operating loss and tax credit carryforwards expire. As a result of several factors arising in the fourth quarter of fiscal 2001, including the disposition of our printing solutions segment and continued decline of the worldwide economy, we believed that sufficient evidence did not exist under generally accepted accounting principles to support a conclusion that it is more likely than not that the future income tax assets will be realized, therefore, we recorded a valuation allowance of $19.2 million against our net deferred tax assets in the year ended June 30, 2001.

Approximately, $11.4 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, of which we will allocate approximately $5.0 million to additional paid-in capital rather than current income when subsequently recognized. Approximately $363,000 of the valuation allowance relates to research and experimentation credits, of which we will allocate approximately $151,000 to additional paid-in capital rather than current income when subsequently recognized.

Our effective income tax rate varies from the federal statutory rate as follows for the years ended June 30:

                                                                2001            2000            1999
                                                                ----            ----            ----
Federal tax rate .....................................         (34.0)%         (34.0)%         (34.0)%
States taxes, net of federal benefit .................          (3.2)           (3.2)           (3.5)
Research and experimental tax credit .................          (1.4)            --             (2.3)
Amortization of intangible assets ....................           0.3             0.8             3.4
Stock option compensation ............................           0.3             0.5             3.5
Foreign sales corporation ............................           --             (3.4)           (8.8)
Acquired in-process research and development .........           --              --             12.0
Valuation allowance ..................................          96.0            10.3            --
Other, net ...........................................           2.9             0.4            (2.3)
                                                                ----            ----            ----
    Effective income tax rate ........................          60.9%          (28.6)%         (32.0)%
                                                                ====            ====            ====

LINE OF CREDIT
--------------

We have an uncollateralized bank revolving line of credit for $10 million that expires on October 31, 2001. Interest on borrowings is at the lender's prime rate. We had no borrowings under this line as of June 30, 2001 or 2000. The line of credit requires us to maintain certain financial ratios.

BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS
----------------------------------------------------------

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

At June 30, 2001, we had only one remaining operating segment. Our mobile information management segment includes both mobile data management and universal mobile connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products include wireless connectivity products, data synchronization and management software and client/server database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers, application developers, enterprises and computer resellers.

Our other products segment primarily included our discontinued mechanical port replicator products.

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

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                         ----------------------------------------------
                                                           2001               2000               1999
                                                         --------           --------           --------
Mobile information management segment .........          $ 34,746           $ 39,053           $ 24,400
Other products segment ........................              --                  (51)               875
                                                         --------           --------           --------
    Net revenue ...............................          $ 34,746           $ 39,002           $ 25,275
                                                         ========           ========           ========


Mobile information management segment .........          $(18,923)          $ (9,329)          $ (4,391)
Other products segment ........................              --                  (94)            (3,923)
                                                         --------           --------           --------
    Loss from continuing operations ...........          $(18,923)          $ (9,423)          $ (8,314)
                                                         ========           ========           ========


Mobile information management segment .........          $  1,426           $  1,379           $  1,124
Other products segment ........................              --                    8                164
                                                         --------           --------           --------
    Depreciation expense ......................          $  1,426           $  1,387           $  1,288
                                                         ========           ========           ========

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

Sales to an original equipment manufacturer accounted for 33% and 27% of net revenue from continuing operations in fiscal 2000 and 1999, respectively. No customers accounted for more than 10% of our net revenue from continuing operations in fiscal 2001.

We based our geographic revenue information on the location of the selling entity. Long-lived assets consist primarily of property and equipment and intangible assets.

                                                                        AS OF JUNE 30,
                                                           -----------------------------------------
                                                             2001             2000             1999
                                                           -------          -------          -------
Long-lived assets:
    United States ...............................          $10,996          $13,455          $ 9,336
    Germany .....................................              267              323              233
    Other countries .............................              368              320              178
                                                           -------          -------          -------
        Total ...................................          $11,631          $14,098          $ 9,747
                                                           =======          =======          =======

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                           -----------------------------------------
                                                             2001             2000             1999
                                                           -------          -------          -------
Net revenue from continuing operations:
    United States ...............................          $20,238          $15,206          $13,430
    Germany .....................................            6,580            5,823            4,231
    Singapore ...................................            3,810           13,782            6,149
    Other countries .............................            4,118            4,191            1,465
                                                           -------          -------          -------
        Total ...................................          $34,746          $39,002          $25,275
                                                           =======          =======          =======

DEFINED CONTRIBUTION PLAN
-------------------------

We established the Extended Systems Incorporated 401(k) Investment Plan, a defined contribution benefit plan, effective January 1991. All regular United States employees are eligible to participate. For all participants having completed six months of service, we make dollar-for-dollar matching contributions to the participants' accounts up to a maximum of three percent of each participant's annual pretax compensation. Our contributions to the plan were $355,000 in fiscal 2001, $309,000 in fiscal 2000 and $285,000 in fiscal
1999.

QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------

                                                                   FIRST             SECOND              THIRD             FOURTH
                                                                 --------           --------           --------           --------
FOR THE YEAR ENDED JUNE 30, 2001:
    Net revenue from continuing operations ............          $  8,723           $  9,843           $  8,268           $  7,912
    Gross profit ......................................             4,953              6,176              5,310              5,166
    Loss from continuing operations ...................            (2,106)            (2,191)            (2,505)           (19,073)
    Income from discontinued operations, net of tax ...               526                597                613                665
    Net loss ..........................................            (1,580)            (1,595)            (1,891)           (18,408)
    Loss per share from continuing operations:
        Basic and diluted .............................             (0.20)             (0.21)             (0.23)             (1.77)
    Earnings per share from discontinued operations:
        Basic and diluted .............................              0.05               0.06               0.06               0.06
    Loss per share::
        Basic and diluted .............................             (0.15)             (0.15)             (0.18)             (1.71)

FOR THE YEAR ENDED JUNE 30, 2000:
    Net revenue from continuing operations ............             8,510             10,089             10,548              9,855
    Gross profit ......................................             3,507              4,204              5,208              5,382
    Loss from continuing operations ...................            (3,439)            (1,159)              (716)            (1,356)
    Income from discontinued operations, net of tax ...               378                692                392                224
    Net loss ..........................................            (3,061)              (468)              (324)            (1,132)
    Loss per share from continuing operations:
        Basic and diluted .............................             (0.38)             (0.12)             (0.07)             (0.13)
    Earnings per share from discontinued operations:
        Basic and diluted .............................              0.04               0.07               0.04               0.02
    Loss per share:
        Basic and diluted .............................             (0.34)             (0.05)             (0.03)             (0.11)

Our loss from continuing operations and net loss for the fourth quarter ended June 30, 2001 includes a $14.0 million valuation allowance recorded against our deferred tax assets.

                                   SCHEDULE II


                          EXTENDED SYSTEMS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                       BALANCE AT       CHARGED        DEDUCTIONS
                                                       BEGINNING       TO PROFIT          FROM           BALANCE AT
                                                       OF PERIOD        AND LOSS        ACCRUALS        END OF PERIOD
                                                       --------------------------------------------------------------
Amount deducted in balance sheet from the asset to which it applies:

Year ended June 30, 2001:

   Allowance for doubtful accounts ..........          $   201          $   793          $  (207)          $   787
   Allowance for product returns ............               97              401             (474)               24
   Allowance for obsolete inventory .........              719              785           (1,156)              348

Year ended June 30, 2000:

   Allowance for doubtful accounts ..........              218                7              (24)              201
   Allowance for product returns ............              101            1,531           (1,535)               97
   Allowance for obsolete inventory .........              824              409             (514)              719

Year ended June 30, 1999:

   Allowance for doubtful accounts ..........              319              341             (442)              218
   Allowance for product returns ............               62            2,313           (2,274)              101
   Allowance for obsolete inventory .........              278            1,653           (1,107)              824

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on September 17, 2001.


                                      Extended Systems Incorporated


                                      By:  /s/ Steven D. Simpson
                                           -------------------------------------
                                           Steven D. Simpson
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 17, 2001.

             SIGNATURE                                  TITLE

       /s/ Steven D. Simpson                 President, Chief Executive Officer
-----------------------------------------    and Director
         Steven D. Simpson                   (Principal Executive Officer)

         /s/ Karla K. Rosa                   Vice President, Finance, and Chief
-----------------------------------------    Financial Officer
           Karla K. Rosa                     (Principal Financial and Accounting
                                             Officer)

       /s/ Raymond A. Smelek                 Director
-----------------------------------------
         Raymond A. Smelek

                                             Director
-----------------------------------------
         Charles W. Jepson

       /s/ John J. Katsaros                  Director
-----------------------------------------
         John J. Katsaros

        /s/ John M. Russell                  Director
-----------------------------------------
          John M. Russell

         /s/ S. Scott Wald                   Director
-----------------------------------------
           S. Scott Wald

     /s/ Douglas B. Winterrowd               Director
-----------------------------------------
       Douglas B. Winterrowd