Form 10-Q
period 2001-09-30
EXTENDED SYSTEMS INC
filed 2001-11-14
CIK 1051490

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The number of shares outstanding of the registrant's Common Stock as of September 30, 2001 was 10,972,764.

================================================================================

                          EXTENDED SYSTEMS INCORPORATED
                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         Item 1. Financial Statements

                 Consolidated Statements of Operations
                 for the Three Months Ended September 30, 2001 and 2000       1

                 Consolidated Statements of Comprehensive Loss
                 for the Three Months Ended September 30, 2001 and 2000       1

                 Consolidated Balance Sheets
                 as of September 30, 2001 and June 30, 2001                   2

                 Consolidated Condensed Statements of Cash Flows
                 for the Three Months Ended September 30, 2001 and 2000       3

                 Notes to Consolidated Financial Statements                   4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          7


         Item 3. Quantitative and Qualitative Disclosures about Market Risk  21


PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            21


SIGNATURE                                                                    22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   ---------------------------
                                                                     2001               2000
                                                                   --------           --------
Net revenue .............................................          $  5,735           $  8,723
Cost of net revenue .....................................             1,193              3,770
                                                                   --------           --------
        Gross profit ....................................             4,542              4,953
Operating expenses:
    Research and development ............................             2,694              2,831
    Marketing and sales .................................             3,502              4,052
    General and administrative ..........................               967              1,295
    Amortization of intangibles .........................               243                243
                                                                   --------           --------
        Loss from operations ............................            (2,864)            (3,468)
Other income, net .......................................               (66)              (119)
                                                                   --------           --------
        Loss before income taxes ........................            (2,798)            (3,349)
Income tax provision (benefit) ..........................                19             (1,243)
                                                                   --------           --------
        Loss from continuing operations .................            (2,817)            (2,106)
Income from discontinued operations, net of tax .........              --                  526
                                                                   --------           --------
        Net loss ........................................          $ (2,817)          $ (1,580)
                                                                   ========           ========

Loss per share from continuing operations:
    Basic and diluted ...................................          $  (0.26)          $  (0.20)

Loss per share:
    Basic and diluted ...................................          $  (0.26)          $  (0.15)

Number of shares used in per share calculation:
    Basic and diluted ...................................            10,973             10,360

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   -------------------------
                                                                     2001              2000
                                                                   -------           -------
 Net loss ...............................................          $(2,817)          $(1,580)
 Change in currency translation .........................               40              (113)
                                                                   -------           -------


     Comprehensive loss .................................          $(2,777)          $(1,693)
                                                                   =======           =======

    The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)

                                                                         SEPTEMBER 30,        JUNE 30,
                                                                             2001               2001
                                                                           --------           --------
                                                                         (UNAUDITED)
ASSETS
Current:
    Cash and cash equivalents ...................................          $  5,284           $  6,585
    Receivables, net ............................................             6,511              8,490
    Inventories .................................................               405                441
    Prepaids and other ..........................................               642                996
                                                                           --------           --------
        Total current assets ....................................            12,842             16,512
Property and equipment, net .....................................             6,691              7,002
Intangibles, net ................................................             4,228              4,629
                                                                           --------           --------
        Total assets ............................................          $ 23,761           $ 28,143
                                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable ............................................          $  2,219           $  3,371
    Accrued expenses ............................................             3,705              4,492
    Deferred revenue ............................................             1,612              1,342
                                                                           --------           --------
        Total current liabilities ...............................             7,536              9,205
                                                                           --------           --------

Stockholders' equity:
    Preferred Stock; $0.001 par value per share, 5,000
     shares authorized; no shares issued or outstanding .........              --                 --
    Common stock; $0.001 par value per share, 75,000
     shares authorized; 10,973 and 10,971 shares issued
     and outstanding ............................................                11                 11
    Additional paid-in capital ..................................            32,712             32,648
    Accumulated deficit .........................................           (15,751)           (12,934)
    Accumulated other comprehensive loss ........................              (747)              (787)
                                                                           --------           --------
        Total stockholders' equity ..............................            16,225             18,938
                                                                           --------           --------
        Total liabilities and stockholders' equity ..............          $ 23,761           $ 28,143
                                                                           ========           ========

    The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           -------------------------
                                                                            2001              2000
                                                                           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ....................................................          $(2,817)          $(1,580)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
        Provision for bad debts .................................                8                46
        Provision for write-down of inventory ...................                3               210
        Depreciation and amortization ...........................              755               767
        Tax benefit from employee stock options .................             --                 771
        Deferred income taxes ...................................             --              (1,702)
        Other ...................................................               21                41
        Changes in assets and liabilities, net of
           effect of acquisitions:
           Receivables ..........................................            1,999            (1,351)
           Inventories ..........................................               35               480
           Prepaids and other assets ............................              355                (1)
           Deferred revenue .....................................              270               244
           Accounts payable and accrued expenses ................           (1,951)              759
                                                                           -------           -------
               Net cash used by operating activities ............           (1,322)           (1,316)
                                                                           -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..........................              (36)             (202)
    Other investing activities ..................................               39                21
                                                                           -------           -------
               Net cash provided by (used by)
                investing activities ............................                3              (181)
                                                                           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock ..................                8               802
    Payments on long-term debt ..................................             --                 (67)
                                                                           -------           -------
               Net cash provided by financing activities ........                8               735
    Effect of exchange rate changes on cash .....................               10               (40)
                                                                           -------           -------
    Net decrease in cash and cash equivalents ...................           (1,301)             (802)
CASH AND CASH EQUIVALENTS:
    Beginning of period .........................................            6,585             6,191
                                                                           -------           -------
    End of period ...............................................          $ 5,284           $ 5,389
                                                                           =======           =======

    The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Extended Systems provides mobile information management products, including both mobile data management and universal mobile connectivity products, that extend enterprise applications to mobile and wireless environments.

BASIS OF PRESENTATION. Our consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. We have eliminated all significant intercompany accounts and transactions. Tabular amounts are in thousands, except percentages.

As a result of the disposition of our printing solutions business in our fourth quarter of fiscal 2001, we have reclassified our consolidated statements of operations and other related disclosures for all periods presented to present the results of the printing solutions segment as discontinued operations. We have made other reclassifications to the consolidated financial statements to conform the presentations.

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in our 2001 Annual Report on Form 10-K.

CURRENCY TRANSLATION. Our international subsidiaries use their local currency as their functional currency except for our Singapore subsidiary, which uses the United States dollar as its functional currency. We translate assets and liabilities of international subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date, and we reflect gains and losses from this translation process as a component of comprehensive income or loss. We translate revenue and expenses into United States dollars using the average exchange rate for the period.

From time to time, we enter into foreign currency forward contracts, typically against the British Pound and the Euro to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. We had $2.0 million and $2.8 million in forward contracts in place, which approximated fair value, against the Euro and British pound sterling at September 30 and June 30, 2001, respectively, which matured within 30 days. We recognized net currency exchange losses of $33,000 and $64,000 in the three months ended September 30, 2001 and 2000, respectively.

EARNINGS OR LOSS PER SHARE. We compute basic earnings or loss per share by dividing net income or loss by our weighted-average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted-average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued the potential dilutive common shares. We exclude from the diluted earnings or loss per share computations stock options and potential shares for convertible debt to the extent that their effect would have been antidilutive. Our diluted earnings or loss per share computations exclude 2.7 million and 2.3 million stock options as of September 30, 2001 and 2000, respectively, because to include such shares would have been antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually or with a group of other assets, other than those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We are currently evaluating the impact that this statement may have on our operations. We are required to adopt this statement in our first quarter of fiscal 2003 ending September 30, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes various existing standards on accounting for long-lived assets. This new standard establishes a single accounting model for long-lived assets to be disposed of by sale and is based on the framework of Statement of Financial Accounting Standard No. 121. We are required to adopt this statement in our first quarter of fiscal 2003 ending September 30, 2002.

                                               AS OF              AS OF
                                            SEPTEMBER 30,        JUNE 30,
                                                2001               2001
                                              --------           --------
RECEIVABLES
-----------
Accounts receivable ......................    $  7,247           $  8,835
Other receivables ........................          36                442
Allowance for doubtful accounts ..........        (772)              (787)
                                              --------           --------
                                              $  6,511           $  8,490
                                              ========           ========
INVENTORIES
-----------
Purchased parts ..........................    $    168           $     93
Work in process ..........................          32                 48
Finished goods ...........................         205                300
                                              --------           --------
                                              $    405           $    441
                                              ========           ========
PROPERTY AND EQUIPMENT
----------------------
Land and land improvements ...............    $    897           $    897
Buildings ................................       5,891              5,891
Computer equipment .......................       5,649              5,621
Furniture and fixtures ...................       2,333              2,259
                                              --------           --------
                                                14,770             14,668
Less accumulated depreciation ............      (8,079)            (7,666)
                                              --------           --------
                                              $  6,691           $  7,002
                                              ========           ========
INTANGIBLE ASSETS
-----------------
Goodwill .................................    $  4,415           $  4,415
Purchased technology .....................       3,128              3,128
Other intangibles ........................         447                447
                                              --------           --------
                                                 7,990              7,990
Less accumulated amortization ............      (3,762)            (3,361)
                                              --------           --------
                                              $  4,228           $  4,629
                                              ========           ========
ACCRUED EXPENSES
----------------
Accrued payroll and related benefits .....    $  1,948           $  2,600
Accrued warranty and support costs .......         317                317
Other ....................................       1,440              1,575
                                              --------           --------
                                              $  3,705           $  4,492
                                              ========           ========

DISCONTINUED OPERATIONS
-----------------------
We entered into an Asset Purchase Agreement, dated May 30, 2001, pursuant to which we agreed to sell various assets, including all assets primarily used in our printing solutions segment, to Troy Group, Inc for an aggregate purchase price of $1.6 million, net of expenses. In accordance with the Asset Purchase Agreement, on May 31, 2001, we transferred to Troy certain inventory, equipment, patents, trademarks and other intellectual property rights, customer and supplier lists and rights under certain contracts that existed as of the close of business on May 30, 2001. Troy also assumed certain of our contractual and warranty obligations and purchase commitments.

As a result of this disposition in our fourth quarter of fiscal 2001, our printing solutions segment was accounted for as discontinued operations in accordance with Accounting Principles Bulletin No. 30. Amounts in the financial statements and related notes for all prior periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Income from discontinued operations" on the accompanying Statements of Operations.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

 Net revenue..................................................        $3,506
 Gross profit.................................................         1,554
 Income tax provision.........................................           314
 Income from discontinued operations, net of taxes............           526
 Earnings per share from discontinued operations:
    Basic and diluted.........................................          0.05

INCOME TAXES
------------
As of September 30, 2001, we had a valuation allowance of $20.8 million to reduce our deferred tax assets to estimated realizable value. The valuation allowance primarily relates to net operating loss carryforwards resulting from tax benefits from employee stock transactions and from our operating losses, deferred tax assets arising from our acquisition of Advance Systems and foreign tax credit carryforwards.

BUSINESS SEGMENTS
-----------------
We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers. At September 30, 2001, we had only one operating segment.

MAJOR CUSTOMERS
---------------
No customers accounted for more than 10% of our net revenue from continuing operations in the three months ended September 30, 2001. Sales to a distributor accounted for 20% of net revenue from continuing operations in the three months ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------
In addition to historical information, this Form 10-Q contains forward-looking statements. In this Form 10-Q, the words "expects," "anticipates," "believes," "intends," "will" and similar expressions identify forward-looking statements, which are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding:

o           future profitability;
o           levels of software product sales;
o           levels of international sales;
o           levels of original equipment manufacturer sales;
o           anticipated gross margin;
o           staffing and expense levels;
o           levels of accounts receivable;
o           levels of capital expenditures;
o           renewal or replacement of our credit facility;
o           anticipated cash funding needs; and
o           future acquisitions.

We assume no obligation to update any forward-looking statements. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." You should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our 2001 Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q that we will file in fiscal 2002.

All period references are to our first fiscal quarters ended September 30, 2001 and 2000 and our fiscal year ended June 30, 2002 and 2001, unless otherwise indicated. Tabular amounts are in thousands, except percentages.

OVERVIEW
--------
We classify our product offerings into one operating segment, our mobile information management segment, which includes both mobile data management and universal mobile connectivity products that extend enterprise applications to mobile and wireless environments. The products in our mobile information management segment include data synchronization and management software, wireless connectivity products and client/server database management systems with remote access capabilities. Until April 2001, we also marketed and sold enterprise Internet appliances.

We sell our mobile information management products primarily to enterprises, original equipment manufacturers, application developers and resellers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

o           software license fees;
o           royalties;
o           sales of hardware products;
o           support and maintenance fees; and
o non-recurring development fees that we generate when we adapt products to customers' specifications.

Our future results of operations will be highly dependent upon the success of our software products, specifically our XTNDConnect data synchronization and management software and our XTNDAccess and XTNDConnect infrared and Bluetooth wireless connectivity software. We expect these products to continue to generate a majority of our net revenue.

We derive a majority of our net revenue from sales to customers outside of the United States, principally from our international sales subsidiaries, original equipment manufacturers and from a limited number of distributors.

Based on the region in which the customer resides, net revenue from continuing operations is as follows:

                                                                 FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ---------------------------
                                                                  2001               2000
                                                                --------           --------
Domestic .............................................                44%                38%
International:
   Europe ............................................                39                 30
   Asia ..............................................                14                 30
    Other regions ....................................                 3                  2
                                                                --------           --------
       Total international ...........................                56                 62
                                                                --------           --------
          Net revenue from continuing operations .....               100%               100%
                                                                ========           ========

In the first quarter of fiscal 2001, ended September 30, 2000, sales to CF Company, an international distributor of our mobile information management products and the account manager for a number of our Asian original equipment manufacturer customers, accounted for 20% of our net revenue from continuing operations and consisted primarily of sales of our infrared hardware products.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 55% and 65% of our net revenue throughout fiscal 2002.

Revenue from sales of our hardware products to original equipment manufacturers has been declining and we expect it will continue to decline in future quarters. Demand in the original equipment manufacturer market is difficult to predict and is dependent upon the timing of original equipment manufacturer projects and the effectiveness of their marketing efforts.

We market and sell most of our products through multiple indirect channels, primarily distributors and resellers. We support our indirect channels with our own marketing and sales organization. We provide some of our distributors and resellers with price protection rights, which have not had a material impact on our results of operations.

RESULTS OF CONTINUING OPERATIONS
--------------------------------

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------
                                                  2001             % CHANGE                   2000
                                                 ------             ------                   ------
Net revenue..................................    $5,735               (34)%                  $8,723

The decrease in net revenue in the first quarter of fiscal 2002 from the same period in fiscal 2001 was due primarily to an expected decrease in unit sales and average selling price of our mobile information management hardware products, primarily our infrared products sold to original equipment manufacturers and our Internet products. The decrease in net revenue was also the result of a decrease in the number of Bluetooth and infrared software licenses sold. These decreases were partially offset by an increase in the number of XTNDConnect Server software licenses sold.

Throughout fiscal 2001, we consolidated three of our offices in the US and Europe and, as a result, reduced operating expenses and reduced our workforce by approximately 40 employees. During our first quarter of fiscal 2002 ended September 30, 2001, we also completed the restructuring plan that we announced in our fourth quarter of fiscal 2001 to further reduce costs and improve operating efficiencies. This restructuring included the termination of approximately 40 employees in research and development, marketing and sales, administration and manufacturing. The effect of these and other cost-saving measures are reflected in our cost of goods sold and our operating expenses for our first quarter of fiscal 2002 as compared to the same period last year.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------
                                                  2001             % CHANGE                   2000
                                                 ------             ------                   ------
Gross profit.................................    $4,542                 (8)%                 $4,953
Gross margin.................................        79%                                         57%

Our cost of net revenue consists primarily of component and direct and indirect labor and overhead costs of our hardware products, costs associated with post-sales support, amortization of purchased technology, royalties for the use of third-party software and facility costs. The increase in gross margin in the first quarter of fiscal 2002 from the same period in fiscal 2001 was the result of an increase in net revenue from sales of software products sold, which have higher gross margins than our hardware products. Our higher margin mobile information management software products represented 85% of our net revenue from continuing operations in the first quarter of fiscal 2001 compared to 57% in the same quarter last year. The increase was also due, to a much lessor extent, to the cost reductions implemented throughout fiscal 2001 and in our first quarter of fiscal 2002, as described above.

We expect that increased sales of our mobile information management software products will continue to have a positive impact on our gross margin and we expect our gross margin to be in the range of 80% to 85% throughout fiscal 2002.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------
                                                  2001             % CHANGE                   2000
                                                 ------             ------                   ------
Research and development.....................    $2,694                 (5)%                 $2,831
    as a % of net revenue....................        47%                                         32%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs, facility costs and travel expenses. The decrease in research and development expenses in the first quarter of fiscal 2002 from the same period last year was primarily the result of a reduction in personnel subsequent to our restructuring. At September 30, 2001, we had 104 full-time equivalent research and development personnel and contractors, an 18% decrease from the 127 full-time equivalent personnel at the same time last year.

We expect research and development expenses to increase slightly through the remainder of fiscal 2002, but decrease as a percentage of net revenue.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------
                                                  2001             % CHANGE                   2000
                                                 ------             ------                   ------
Marketing and sales..........................    $3,502                (14)%                 $4,052
    as a % of net revenue....................        61%                                         46%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing and sales personnel, promotional expenses and pre-sales support costs. The decrease in marketing and sales expenses for the first quarter of fiscal 2002 from the same period last year was primarily due to a reduction in personnel expenses and other promotional expenses subsequent to our restructuring.

We expect marketing and sales expenses to continue to increase throughout fiscal 2002 as our revenue increases, but decrease as a percentage of net revenue.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------
                                                  2001             % CHANGE                   2000
                                                 ------             ------                   ------
General and administrative...................      $967                (25)%                 $1,295
    as a % of net revenue....................        17%                                         15%

General and administrative expenses generally consist of salaries and other personnel costs of our finance, management information systems, human resources and other administrative employees and professional service expenses. The decrease in general and administrative expenses in the first quarter of fiscal 2002 from the same period last year was primarily attributable to a decrease in personnel expenses subsequent to our restructuring and a decrease in premiums for our directors and officers insurance, as a result of a decrease in the coverage limit for our directors and officers insurance.

We expect general and administrative expenses to continue to increase in the future as our operations expand, but decrease as a percentage of net revenue.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------
                                                  2001             % CHANGE                   2000
                                                 ------             ------                   ------
Income tax provision (benefit)...............       $19                102%                 $(1,243)
    as a % of (loss) before taxes............        (1)%                                        37%

The change in income taxes for the first quarter of fiscal 2002 from the same period last year was attributable to a valuation allowance recorded in the first quarter of fiscal 2002 against our income tax benefit that resulted in income tax expense for the current quarter.

As of September 30, 2001, we had recorded a full valuation allowance of $20.8 million against our deferred tax assets. In assessing our ability to realize deferred income tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent on whether we generate taxable income during periods in which the temporary differences reverse and net operating loss and tax credit carryforwards expire.

RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

On May 31, 2001, we sold our printing solutions segment, which included our network print server and non-network printer sharing products, to Troy Group, Inc. for $1.6 million in cash, net of expenses. Pursuant to the terms of the Asset Purchase Agreement between the parties, on May 31, 2001, we transferred to Troy certain inventory, equipment, patents, trademarks and other intellectual property rights, customer and supplier lists and rights under certain contracts that existed as of the close of business on May 30, 2001. Troy also assumed from us certain contractual and warranty obligations and purchase commitments. Subsequent to the sale of our printing solutions segment, Troy hired approximately 40 of our employees.

As a result of this disposition in our fourth quarter of fiscal 2001, our printing solutions segment has been accounted for as discontinued operations in accordance with Accounting Principles Bulletin No. 30. Amounts in this Quarterly Report on Form 10-Q for our printing solutions segment, including the financial statements and related notes, have been reclassified in the prior year to reflect the discontinued operations.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------------
                                                          2001                           2000
                                                         -------                        -------
Net cash used by operating activities..........          $(1,322)                       $(1,316)

Net cash used by operating activities in the first quarter of fiscal 2002 was primarily the result of our net loss, adjusted for such non-cash items as depreciation and amortization, and the result of a decrease in accounts payable and accrued expenses. These cash uses were partially offset by a decrease in receivables.

Net cash used by operating activities in the first quarter of fiscal 2001 was primarily the result of our net loss, adjusted for such non-cash items as depreciation and amortization, and the result of an increase in receivables. These cash uses were partially offset by an increase in accounts payable and accrued expenses and a decrease in inventories.

Accounts receivable, net of our allowance for bad debts, was $6.5 million at September 30, 2001 and $8.0 million at June 30, 2001. We expect that accounts receivable may increase in the future if our net revenue increases and if net revenue from original equipment manufacturers and international customers becomes a higher percentage of our net revenue, as such customers generally have longer payment cycles.

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                             --------------------------------------
                                                                              2001                           2000
                                                                             -------                        -------
Net cash provided by (used by) investing activities..................        $     3                        $  (181)

Net cash used by investing activities in the first quarter of fiscal 2001 consisted primarily of purchases of property and equipment. As part of our effort to control cash and expenses, we did not make significant purchases of property and equipment in our first quarter of fiscal 2002.

We currently plan to incur aggregate capital expenditures of approximately $500,000 during fiscal 2002, primarily for software, system improvements and personal computers.

                                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  --------------------------------------
                                                                                   2001                           2000
                                                                                  -------                        -------
Net cash provided by financing activities............................             $     8                        $   735


Net cash provided by financing activities in the first quarter of fiscal 2002 and fiscal 2001 consisted primarily of proceeds from the issuance of common stock under our stock plans.

We have extended our revolving line of credit with KeyBank through January 15, 2002 while we finalize negotiations and documentation for a longer-term facility. The KeyBank extension is for $5.0 million with interest paid on borrowings at the lender's prime rate. There were no borrowings under this line at September 30, 2001. The line of credit agreement has restrictive covenants that require us to maintain certain financial ratios. We expect to finalize negotiations and documentation on our new credit facility prior to January 15, 2002.

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

We intend to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden our mobile information management product offering. We currently have no commitments or agreements regarding any transaction of this kind, however, we may acquire businesses, products or technologies in the future. As a result, we may require additional financing in the future and, if we were required to obtain additional financing in the future, sources of capital may not be available on terms favorable to us, if at all.

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

In participating countries, we have substantially completed the transition of our product prices to the European single currency, the Euro, and have converted financial systems from local denominations to the Euro. We did not experience significant costs to make the transition and all such costs were expensed to operations as they were incurred.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the British Pound and the Euro, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $2.0 million and $2.8 million in forward contracts in place, which approximated fair value, against the Euro and British pound sterling at September 30 and June 30, 2001, respectively, which matured within 30 days. We recognized net currency exchange losses of $33,000 and $64,000 in our first quarters of fiscal 2002 and fiscal 2001, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------
In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually or with a group of other assets, other than those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We are currently evaluating the impact that this statement may have on our operations. We are required to adopt this statement in our first quarter of fiscal 2003 ending September 30, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes various existing standards on accounting for long-lived assets. This new standard establishes a single accounting model for long-lived assets to be disposed of by sale and is based on the framework of Statement of Financial Accounting Standard No. 121. We are required to adopt this statement in our first quarter of fiscal 2003 ending September 30, 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

WE HAVE A RECENT HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES AND NEGATIVE CASH FLOW THROUGH OUR FIRST THREE QUARTERS OF FISCAL 2002.

Since the third quarter of our fiscal 1999, we have devoted significant financial resources to the research and development and marketing and sales for our mobile information management software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources on product development and sales and marketing and, as a result, we expect to continue to incur operating losses and negative cash flow from operations for the first three quarters of fiscal 2002. We do currently believe that we will be profitable and will generate positive cash flow from operations for the fourth quarter of fiscal 2002. Our ability to do so, and our ability to maintain profitability in subsequent periods, will depend on a number of factors, including:

o our ability to generate sufficient revenue and otherwise control expenses;
o changes in the buying patterns of corporate information technology or our original equipment manufacturer customers;
o       changes in customer demand for our products;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
o announcements or introductions of new products or services by our competitors;
o delays in our development and introduction of new products and services;
o       changes in our pricing policies as a result of increased competition;
o       the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
o       the emergence of new technologies or industry standards;
o the timing of customer orders, which can be influenced by fiscal year-end buying patterns, seasonal trends or general economic conditions; and
o a shift in the mix of products sold, resulting in fluctuations in gross margin.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results have fluctuated in the past and may continue to do so in the future. Our revenues and operating results will vary from quarter to quarter for many reasons beyond our control, including those described in this section. If our operating results fall below the expectations of securities analysts or investors, the price of our stock may fall. In addition, quarter-to-quarter variations in our revenues and operating results could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our stock.

WE ARE EXPOSED TO RECENT UNFAVORABLE ECONOMIC CONDITIONS, WHICH HAS AND MAY CONTINUE TO HARM OUR BUSINESS.

We have seen a rapid and increasingly severe downturn in the worldwide economy in the past year and particularly since the terrorist attacks on the United States on September 11, 2001. We expect this downturn to continue and are uncertain as to the severity and duration of the downturn, principally because of the uncertainly regarding the potential long-term impact of the terrorist attacks and the resulting military actions against the terrorists. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attacks may continue to impact global economies. We believe that these conditions have led our current and potential customers to reduce their spending on and use of our products, which has reduced our revenue. While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen, demand for our products and services may be further reduced as a result of enterprises reducing information technology spending on our products and services. These economic slowdowns may also adversely affect our customers' ability to pay for our products and services and cause our revenues to fail to grow or decline, which would harm our operating results. If the current economic slowdown persists or worsens, we may be forced to reduce our operating expenses, which could result in one-time charges incurred in connection with restructuring or other cost-cutting measures we may take.

WE FORECAST MANY OF OUR OPERATING EXPENSES BASED ON FORECASTED NET REVENUE AND GROSS PROFIT, WHICH IS DIFFICULT TO PREDICT. IF WE FAIL TO ACCURATELY PREDICT NET REVENUE AND GROSS PROFIT IN A PARTICULAR PERIOD, WE MAY BE UNABLE TO ADJUST OUR EXPENDITURES IN THAT PERIOD AND OUR OPERATING RESULTS WOULD BE HARMED.

Our quarterly net revenue and operating results depend in large part on the volume and timing of orders received within the quarter and on the number of software seats licensed, which are difficult to forecast. In addition, a significant portion of our net revenue results from the sale of products to a number of original equipment manufacturers and distributors, which are difficult to predict. Significant portions of our expenses are fixed in advance, based in large part on our forecast of future net revenue. If net revenue and gross profit are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust our expenditures to compensate for the shortfall.

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

IF THE MARKETS FOR OUR PRODUCTS DO NOT CONTINUE TO GROW OR GROW AT EXPECTED RATES, DEMAND FOR OUR PRODUCTS WOULD BE REDUCED AND OUR BUSINESS WOULD BE HARMED.

The success of our products will rely to a large degree on the increased use of mobile devices, including personal digital assistants, cell phones, pagers, laptop and handheld computers and digital cameras, and on increased use of technologies such as Bluetooth. Even if markets for our products grow, our products may not be successful. Enterprises and original equipment manufacturers may not develop sufficient confidence in mobile devices to deploy our products to a significant degree. Any inability to continue to penetrate the existing markets for mobile data management and universal mobile connectivity products, the failure of current markets to grow, new markets to develop or these markets to be receptive to our products and technologies on which our products are based, could harm our business. The emergence of these markets will be affected by a number of factors beyond our control.

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

IF ORIGINAL EQUIPMENT MANUFACTURERS REDUCE THEIR PURCHASES OF OUR HARDWARE FASTER THAN ANTICIPATED, OUR OPERATING RESULTS COULD BE HARMED.

A portion of our net revenue in any quarter is typically derived from sales to original equipment manufacturers. Revenue from hardware product sales to original equipment manufacturers has been declining and we expect it will continue to decline in future quarters. In the event that original equipment manufacturers reduce their purchases of our hardware products faster than anticipated, our operating results and future growth could be harmed. In addition, any significant deferral of purchases of our products by original equipment manufacturers could harm our quarterly operating results.

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

OUR STOCK PRICE MAY BE VOLATILE AND COULD DROP SIGNIFICANTLY, RESULTING IN THE PARTIAL OR TOTAL LOSS OF A STOCKHOLDER'S INVESTMENT.

The trading price of our common stock may fluctuate significantly, which may cause a stockholder's investment to decrease in value. The following factors may have a significant impact on the market price of our common stock:

o     quarter-to-quarter variations in our operating results;
o announcements of technological innovations or new products by us or our competitors;
o     general conditions in the computer and mobile device industry;
o general economic conditions and their impact on corporate information technology spending;
o price and trading volume volatility in the public stock markets in general;
o     announcements and updates of our business outlook; and
o changes in security analysts' earnings estimates or recommendations regarding our competitors, our customers or us.

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

In our first quarter of fiscal 2002, we completed a restructuring plan and reduced our workforce by approximately 40 employees. Despite this reduction in workforce, we will continue to recruit personnel, particularly sales, with the specific technical skills that are critical to our business.

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

IF OUR THIRD-PARTY MANUFACTURER FAILS TO PROVIDE US WITH QUALITY, COST-EFFECTIVE HARDWARE PRODUCTS IN A TIMELY MANNER OR IN SUFFICIENT VOLUMES TO MEET CUSTOMER DEMAND, OUR BUSINESS AND OPERATING RESULTS MAY BE HARMED.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of September 30, 2001, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country's currency, with the exception of our Singapore subsidiary. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the British Pound and the Euro, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $2.0 million and $2.8 million in forward contracts in place at September 30 and June 30, 2001, respectively, which matured within 30 days and which approximated fair value

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS ON FORM 8-K

We filed no reports on Form 8-K in our quarter ended September 30, 2001.

ITEMS 1, 2, 3, 4, 5 AND 6(A) OF PART II ARE NOT APPLICABLE AND HAVE BEEN
OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Extended Systems Incorporated



                                By: /s/ Karla K. Rosa
                                    --------------------------------------------
                                    Karla K. Rosa
                                    Vice President, Finance
                                    Chief Financial Officer

                                    (Principal Financial and Accounting Officer and Duly Authorized Officer)