Form 10-Q
period 2001-12-31
EXTENDED SYSTEMS INC
filed 2002-02-14
CIK 1051490

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

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]


The number of shares outstanding of the registrant's Common Stock as of January 31, 2002 was 11,063,935.

================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               PAGE
                                                                                             ----
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations
                  for the Three and Six Months Ended December 31, 2001 and 2000                1

                  Condensed Consolidated Statements of Comprehensive Loss
                  for the Three and Six Months Ended December 31, 2001 and 2000                1

                  Condensed Consolidated Balance Sheets
                  as of December 31, 2001 and June 30, 2001                                    2

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended December 31, 2001 and 2000                          3

                  Notes to Condensed Consolidated Financial Statements                         4

         Item 2.  Management's Discussion and Analysis of Financial Condition                  8
                  and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  21


PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                         22

         Item 6.  Exhibits and Reports on Form 8-K                                            22

         (Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted)

SIGNATURE                                                                                     23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   DECEMBER 31,                DECEMBER 31,
                                                              ----------------------      ----------------------
                                                                2001          2000          2001          2000
                                                              --------      --------      --------      --------
Revenue:
    License fees and royalties ..........................     $  5,703      $  5,805      $  9,884      $ 10,366
    Services ............................................          723           583         1,445           998
    Hardware and other ..................................          385         3,455         1,217         7,202
                                                              --------      --------      --------      --------
        Total net revenue ...............................        6,811         9,843        12,546        18,566

Cost of revenue:
    License fees and royalties ..........................          276           475           637           964
    Services ............................................          294           393           568           794
    Hardware and other ..................................          308         2,799           866         5,679
                                                              --------      --------      --------      --------
        Total cost of revenue ...........................          878         3,667         2,071         7,437
                                                              --------      --------      --------      --------
              Gross profit ..............................        5,933         6,176        10,475        11,129
                                                              --------      --------      --------      --------
Operating expenses:
    Research and development ............................        2,996         3,166         5,690         5,997
    Marketing and sales .................................        3,567         4,959         7,069         9,011
    General and administrative ..........................        1,225         1,375         2,192         2,670
    Amortization of intangibles .........................          243           243           486           486
                                                              --------      --------      --------      --------
        Loss from operations ............................       (2,098)       (3,567)       (4,962)       (7,035)
Other income, net .......................................           17            83            83           202
                                                              --------      --------      --------      --------
        Loss before income taxes ........................       (2,081)       (3,484)       (4,879)       (6,833)
Income tax benefit ......................................          (19)       (1,293)         --          (2,536)
                                                              --------      --------      --------      --------
        Loss from continuing operations .................       (2,062)       (2,191)       (4,879)       (4,297)
Income from discontinued operations, net of tax .........           72           596            72         1,122
                                                              --------      --------      --------      --------
        Net loss ........................................     $ (1,990)     $ (1,595)     $ (4,807)     $ (3,175)
                                                              ========      ========      ========      ========

Loss per share from continuing operations:
    Basic and diluted ...................................     $  (0.19)     $  (0.21)     $  (0.45)     $  (0.41)
Net loss per share:
    Basic and diluted ...................................     $  (0.18)     $  (0.15)     $  (0.44)     $  (0.30)
Number of shares used in per share calculation:
    Basic and diluted ...................................       10,985        10,473        10,974        10,416

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)
                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   DECEMBER 31,                DECEMBER 31,
                                                              ----------------------      ----------------------
                                                                2001          2000          2001          2000
                                                              --------      --------      --------      --------

Net loss ................................................     $ (1,990)     $ (1,595)     $ (4,807)     $ (3,175)
Change in currency translation ..........................          (19)          131            21           (48)
                                                              --------      --------      --------      --------
   Comprehensive loss ..................................     $ (2,009)     $ (1,464)     $ (4,786)     $ (3,223)
                                                              ========      ========      ========      ========

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                      DECEMBER 31,        JUNE 30,
                                                                                         2001               2001
                                                                                       --------           --------
                                                                                      (UNAUDITED)
ASSETS
Current:
    Cash and cash equivalents ...............................................          $  4,132           $  6,585
    Receivables, net ........................................................             6,264              8,490
    Inventories, net ........................................................               172                441
    Prepaid and other .......................................................               485                996
                                                                                       --------           --------
        Total current assets ................................................            11,053             16,512
Property and equipment, net .................................................             6,367              7,002
Intangibles, net ............................................................             3,828              4,629
                                                                                       --------           --------
        Total assets ........................................................          $ 21,248           $ 28,143
                                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable ........................................................          $  1,716           $  3,371
    Accrued expenses ........................................................             3,189              4,492
    Deferred revenue ........................................................             1,695              1,342
                                                                                       --------           --------
        Total current liabilities ...........................................             6,600              9,205
                                                                                       --------           --------
Stockholders' equity:
    Preferred Stock; $0.001 par value per share, 5,000 shares
        authorized; no shares issued or outstanding .........................              --                 --
    Common stock; $0.001 par value per share, 75,000 shares
        authorized; 11,056 and 10,971 shares issued and outstanding .........                11                 11
    Additional paid-in capital ..............................................            33,143             32,648
    Accumulated deficit .....................................................           (17,740)           (12,934)
    Accumulated other comprehensive loss ....................................              (766)              (787)
                                                                                       --------           --------
        Total stockholders' equity ..........................................            14,648             18,938
                                                                                       --------           --------
        Total liabilities and stockholders' equity ..........................          $ 21,248           $ 28,143
                                                                                       ========           ========

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                               -------------------------
                                                                                2001              2000
                                                                               -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ........................................................          $(4,807)          $(3,175)
    Adjustments to reconcile net loss to net cash used by
        operating activities:
        Provision for bad debts .....................................               89               185
        Provision for write-down of inventory .......................               60               485
        Depreciation and amortization ...............................            1,490             1,539
        Tax benefit from employee stock options .....................             --               1,307
        Deferred income taxes .......................................             --              (3,292)
        Other .......................................................                3                87
        Changes in assets and liabilities, net of effect of
           acquisitions:
           Receivables ..............................................            2,152            (1,704)
           Inventories ..............................................              209               138
           Prepaid and other assets .................................              513               259
           Accounts payable and accrued expenses ....................           (2,962)            1,062
           Deferred revenue .........................................              353               372
                                                                               -------           -------
               Net cash used by operating activities ................           (2,900)           (2,737)
                                                                               -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..............................              (61)             (611)
    Other investing activities ......................................               60                40
                                                                               -------           -------
               Net cash used by investing activities ................               (1)             (571)
                                                                               -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock ......................              439             2,051
    Payments on long-term debt ......................................             --                 (67)
                                                                               -------           -------
               Net cash provided by financing activities ............              439             1,984
    Effect of exchange rate changes on cash .........................                9               (19)
                                                                               -------           -------
    Net decrease in cash and cash equivalents .......................           (2,453)           (1,343)
CASH AND CASH EQUIVALENTS:
    Beginning of period .............................................            6,585             6,191
                                                                               -------           -------
    End of period ...................................................          $ 4,132           $ 4,848
                                                                               =======           =======

The accompanying notes are an integral part of the financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Extended Systems provides mobile information management products, including both mobile data management and universal mobile connectivity products, that extend enterprise applications to mobile and wireless environments.

BASIS OF PRESENTATION. The accompanying condensed financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. We have eliminated all significant intercompany accounts and transactions. Tabular amounts are in thousands, except percentages and per share amounts.

We have prepared the unaudited interim condensed consolidated financial statements on the same basis as the annual consolidated financial statements which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of December 31, 2001, the results of operations for the three and six months ended December 31, 2001 and 2000, and cash flows for the three and six months ended December 31, 2001 and 2000. These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 17, 2001 for the year ended June 30, 2001. The condensed consolidated balance sheet as of June 30, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles, primarily disclosures in the notes to the consolidated financial statements. The results for interim periods are not necessarily indicative of the expected results for any other interim period or the year ending June 30, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements. It also requires that we make estimates and assumptions that affect the reported amounts of our revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

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

CURRENCY TRANSLATION. Our international subsidiaries use their local currency as their functional currency except for our Singapore subsidiary, which uses the United States dollar as its functional currency. We translate assets and liabilities of international subsidiaries (except Singapore) into U.S. dollars using exchange rates in effect at the balance sheet date, and we reflect gains and losses from this translation process as a component of comprehensive income or loss. We translate revenue and expenses into United States dollars using the average exchange rate for the period.

From time to time, we enter into foreign currency forward contracts, typically against the euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. We had $2.4 million and $2.8 million in forward contracts in place, which approximated fair value, against the euro and British pound sterling at December 31 and June 30, 2001, respectively, which matured within 30 days. We recognized a net currency exchange loss of $8,000 and a gain of $64,000 in the three months ended December 31, 2001 and 2000, respectively. We recognized net currency exchange losses of $41,000 and $26,000 in the six months ended December 31, 2001 and 2000, respectively.

EARNINGS OR LOSS PER SHARE. We compute basic earnings or loss per share by dividing net income or loss by our weighted-average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted-average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued the potential dilutive common shares. We exclude from the diluted earnings or loss per share computations stock options and potential shares for convertible debt to the extent that their effect would have been antidilutive. Our diluted earnings or loss per share computations exclude options to purchase 1.6 million and 2.7 million shares of common stock as of December 31, 2001 and 2000, respectively, because to include such shares would have been antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," which requires that we account for all business combinations by the purchase method. This statement applies to all business combinations for which the date of acquisition is July 1, 2001, or later.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for intangible assets that are acquired individually or with a group of other assets, other than those acquired in a business combination, upon their acquisition. This statement also addresses the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. We are currently evaluating the impact that this statement may have on our operations. We are required to adopt this statement in our first quarter of fiscal 2003 ending September 30, 2002.

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

In March 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. Our accounting policies conform to the guidance in this consensus; therefore, we effectively adopted Issue No. 00-14 upon its issuance.

In September 2000, the Emerging Issues Task Force issued EITF Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue addresses when consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. Our accounting policies conform to the guidance in this consensus, therefore, we effectively adopted Issue No. 00-25 upon its issuance.

                                                   AS OF               AS OF
                                                DECEMBER 31,          JUNE 30,
                                                    2001                2001
                                                 ---------           ---------
RECEIVABLES
-----------
Accounts receivable .....................        $   7,154           $   8,835
Other receivables .......................                2                 442
Allowance for doubtful accounts .........             (892)               (787)
                                                 ---------           ---------
                                                 $   6,264           $   8,490
                                                 =========           =========

INVENTORIES
-----------
Purchased parts .........................        $      94           $      93
Work in process .........................               22                  48
Finished goods ..........................               56                 300
                                                 ---------           ---------
                                                 $     172           $     441
                                                 =========           =========

PROPERTY AND EQUIPMENT
----------------------
Land and land improvements ..............        $     897           $     897
Buildings ...............................            5,891               5,891
Computer equipment ......................            5,612               5,621
Furniture and fixtures ..................            2,492               2,259
                                                 ---------           ---------
                                                    14,892              14,668
Less accumulated depreciation ...........           (8,525)             (7,666)
                                                 ---------           ---------
                                                 $   6,367           $   7,002
                                                 =========           =========
INTANGIBLE ASSETS
-----------------
Goodwill ................................        $   4,415           $   4,415
Purchased technology ....................            3,128               3,128
Other intangibles .......................              447                 447
                                                 ---------           ---------
                                                     7,990               7,990
Less accumulated amortization ...........           (4,162)             (3,361)
                                                 ---------           ---------
                                                 $   3,828           $   4,629
                                                 =========           =========
ACCRUED EXPENSES
----------------
Accrued payroll and related benefits ....        $   1,592           $   2,600
Accrued warranty and support costs ......              263                 317
Other ...................................            1,334               1,575
                                                 ---------           ---------
                                                 $   3,189           $   4,492
                                                 =========           =========

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

As a result of this disposition in our fourth quarter of fiscal 2001, our printing solutions segment was accounted for as discontinued operations in accordance with Accounting Principles Bulletin No. 30. Amounts in the financial statements and related notes for all prior periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Income from discontinued operations" on the accompanying Condensed Consolidated Statements of Operations.

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 DECEMBER 31,                      DECEMBER 31,
                                                           -----------------------           -----------------------
                                                            2001             2000             2001             2000
                                                           ------           ------           ------           ------
Net revenue ....................................          $    15          $ 4,014          $   183          $ 7,520
Gross profit ...................................              108            1,683              141            3,236
Income tax provision ...........................               36              356               65              670
Income from discontinued operations,
    net of taxes ...............................               72              596               72            1,122
Earnings per share from discontinued operations:
     Basic and diluted .........................             0.01             0.06             0.01             0.11
Number of shares used in per share calculation:
     Basic and diluted .........................           10,985           10,473           10,974           10,416

INCOME TAXES
------------
For the three and six months ended December 31, 2001, we did not record a benefit for our deferred tax assets of $671,000 and $1.6 million, respectively. As of December 31, 2001, we had a valuation allowance of $21.4 million to reduce our deferred tax assets to estimated realizable value. The valuation allowance primarily relates to net operating loss carryforwards resulting from tax benefits from employee stock transactions and from our operating losses, deferred tax assets arising from our acquisition of Advance Systems and foreign tax credit carryforwards.

BUSINESS SEGMENTS
-----------------
We determine our reportable segments by evaluating our internal organizational structure, the manner in which these operations are managed and their performance as evaluated by management, the availability of separate financial information and overall materiality. At December 31, 2001, we operated in a single operating segment.

SUBSEQUENT EVENT
----------------
On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can currently access up to $5.0 million of financing in the form of a demand line of credit, subject to current accounts receivable balances. The line of credit is collateralized by certain of our assets. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

In addition to historical information, this Form 10-Q contains forward-looking statements. In this Form 10-Q, the words "expects," "anticipates," "believes," "intends," "will" and similar expressions identify forward-looking statements, which are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding:

o    levels of international sales;
o    levels of software product sales;
o    levels of service revenue;
o    levels of original equipment manufacturer sales;
o    anticipated gross margin;
o    staffing and expense levels;
o    levels of accounts receivable;
o    levels of capital expenditures;
o    anticipated cash funding needs;
o    future acquisitions; and
o    future profitability.

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

All period references are to our second fiscal quarters ended December 31, 2001 and 2000 and our fiscal years ended June 30, 2002 and 2001, unless otherwise indicated. Tabular amounts are in thousands, except percentages.

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

We sell our mobile information management products primarily to enterprises, original equipment manufacturers, application developers and resellers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

o    software license fees;
o    royalties;
o    support and maintenance fees;
o    sales of hardware products; and
o non-recurring development fees that we generate when we adapt products to customers' specifications.

Our future results of operations will be highly dependent upon the success of our software products, specifically our XTNDConnect data synchronization and management software and our XTNDAccess and XTNDConnect infrared and Bluetooth wireless connectivity software. We expect these license fees and royalties of these products to continue to generate a majority of our revenue.

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our international sales subsidiaries, overseas original equipment manufacturers and from a limited number of international distributors.

Based on the region in which the customer resides, net revenue from continuing operations is as follows:

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     DECEMBER 31,                     DECEMBER 31,
                                               -----------------------           -----------------------
NET REVENUE PERCENTAGES BY REGION
---------------------------------               2001             2000             2001             2000
                                               ------           ------           ------           ------
Domestic ............................              55%              37%              50%              38%
International:
   Europe ...........................              35               38               37               34
   Comprehensive loss
   Asia .............................               7               23               10               26
    Other regions ...................               3                2                3                2
                                               ------           ------           ------           ------
       Total international ..........              45               63               50               62
                                               ------           ------           ------           ------
          Total net revenue .........             100%             100%             100%             100%
                                               ======           ======           ======           ======

In the six months ended December 31, 2000, sales to an international distributor of our software products and the account manager for a number of our Asian original equipment manufacturer customers, accounted for 14% of our net revenue from continuing operations and consisted primarily of sales of our infrared hardware products.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 45% and 55% of our net revenue throughout fiscal 2002.

We market and sell most of our products through multiple indirect channels, primarily distributors and resellers. We support our indirect channels with our own marketing and sales organization. We provide some of our distributors and resellers with price protection rights, which have not had a material impact on our results of operations.

RESULTS OF CONTINUING OPERATIONS
--------------------------------

                                               THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                   DECEMBER 31,                                  DECEMBER 31,
                                      ---------------------------------------        ---------------------------------------
                                        2001         CHANGE            2000            2001         CHANGE            2000
                                      -------        -------          -------        -------        -------          -------
Revenue:
License fees and royalties ...        $ 5,703             (2)%        $ 5,811        $ 9,884             (5)%        $10,366
Services .....................            723             24              583          1,445             45              998
Hardware and other ...........            385           (889)           3,455          1,217            (83)           7,202
                                      -------        -------          -------        -------        -------          -------
     Total net revenue .......        $ 6,811            (31)%        $ 9,843        $12,546            (32)%        $18,566

License fee and royalty revenue decreased in the three months ended December 31, 2001 from the same periods in the prior year as a result of a decrease in revenue from our Bluetooth and infrared software development kits due to the timing of original equipment manufacturer's development projects and the result of a decrease in royalty buyouts, primarily of our Bluetooth software. These decreases were partially offset by an increase in the number of XTNDConnect Server and Advantage software licenses sold. Service revenue increased in the three and six months ended December 31, 2001 from the same periods in fiscal 2001 primarily due to an increase in revenue from support and maintenance contracts, partially offset by a decrease in revenue from non-recurring engineering and other consulting products, which fluctuates as a result of the timing of customer projects. The decrease in revenue from hardware products was due primarily to an expected decrease in unit sales of our infrared products sold to original equipment manufacturers and our Internet products.

We expect license fee and royalty revenue from our mobile information software products to continue to increase and revenue from our mobile information management hardware products to continue to decrease throughout fiscal 2002. We also expect service revenue to fluctuate based primarily on the timing of non-recurring engineering fees earned.

Throughout fiscal 2001, we consolidated three of our offices in the US and Europe and, as a result, reduced operating expenses and reduced our workforce by approximately 40 employees. During our first quarter of fiscal 2002 ended September 30, 2001, we also completed the restructuring plan that we announced in our fourth quarter of fiscal 2001 to further reduce costs and improve operating efficiencies. This restructuring included the termination of approximately 40 employees in research and development, marketing and sales, administration and manufacturing. The effect of these and other cost-saving measures are reflected in our cost of goods sold and our operating expenses for fiscal 2002 as compared to the same period last year.

                                          THREE MONTHS ENDED                                SIX MONTHS ENDED
                                              DECEMBER 31,                                     DECEMBER 31,
                              ----------------------------------------         ----------------------------------------
                                2001             CHANGE          2000            2001             CHANGE         2000
                              ----------------------------------------         ----------------------------------------
Gross profit .........        $ 5,933              (4)%        $ 6,176         $10,475              (6)%        $11,129
Gross margin .........             87%                              63%             84%                              60%

Our cost of net revenue consists primarily of costs associated with:

o    post-sales support;
o    component, labor and overhead costs of our hardware products;
o    amortization of purchased technology;
o    royalties for the use of third-party software; and
o    other production-related activities.

The increase in gross margin in the three and six months of fiscal 2002 from the same periods last year was the result of an increase in revenue from sales of software products sold, which have higher gross margins than our hardware products. Our higher-margin mobile information management software products represented 94% and 90% of our net revenue from continuing operations in the three and six months ended December 31, 2001, respectively, compared to 65% and 61%, respectively, in the same periods last year. The increase was also due, to a much lessor extent, to the cost reductions implemented throughout fiscal 2001 and in the first quarter of fiscal 2002, as described above.

We expect that increased sales of our mobile information management software products will continue to have a positive impact on our gross margin. We expect our gross margin to be in the range of 87% to 89% throughout the remainder of fiscal 2002.

                                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                          DECEMBER 31,                                 DECEMBER 31,
                                            -------------------------------------         -------------------------------------
                                             2001             CHANGE        2000           2001           CHANGE          2000
                                            -------------------------------------         -------------------------------------
Research and development ...........        $2,996             (5)%        $3,166         $5,690             (5)%        $5,997
     As a % of net revenue .........            44%                            32%            45%                            32%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs and facility costs. The decrease in research and development expenses in the three and six months ended December 31, 2001 from the same periods last year was primarily the result of a reduction in personnel subsequent to our restructuring. At December 31, 2001, we had 105 full-time equivalent research and development personnel and contractors, a 6% decrease from the 112 full-time equivalent personnel at the same time last year.

We expect research and development expenses to remain relatively flat throughout the remainder of fiscal 2002.

                                                      THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                          DECEMBER 31,                                DECEMBER 31,
                                            -------------------------------------         -------------------------------------
                                             2001            CHANGE         2000            2001          CHANGE         2000
                                            -------------------------------------         -------------------------------------
Marketing and sales ................        $3,567            (28)%        $4,959         $7,069            (22)%        $9,011
     As a % of net revenue .........            52%                            50%            56%                            49%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing and sales personnel, promotional expenses, pre-sales support costs and travel costs. The decrease in marketing and sales expenses for the three and six months ended December 31, 2001 from the same periods last year was primarily due to a reduction in promotional expenses of approximately $900,000 and a 35% reduction in marketing and sales personnel subsequent to our restructuring. At December 31, 2001, we had 109 full-time equivalent marketing and sales personnel and contractors, as compared to 168 full-time equivalent personnel at the same time last year.

We expect marketing and sales expenses, specifically expenses associated with our mobile information software products, to continue to increase throughout fiscal 2002 as our revenue increases, but decrease as a percentage of net revenue.

                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                           DECEMBER 31,                                DECEMBER 31,
                                            -------------------------------------         -------------------------------------
                                              2001           CHANGE         2000           2001            CHANGE        2000
                                            -------------------------------------         -------------------------------------
General and administrative .........        $1,225            (11)%        $1,375         $2,192            (18)%        $2,670
     As a % of net revenue .........            18%                            14%            17%                            14%

General and administrative expenses generally consist of salaries and other personnel costs of our finance, management information systems, human resources and other administrative employees, and professional service and insurance costs. The decrease in general and administrative expenses in the three and six months ended December 31, 2001 from the same periods last year was primarily attributable to a decrease in personnel subsequent to our restructuring in our quarter ended September 31, 2001. At December 31, 2001, we had 46 full-time equivalent general and administrative personnel, as compared to 64 full-time equivalent personnel at the same time last year.

We expect general and administrative expenses to remain relatively flat throughout the remainder of fiscal 2002.

                                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                               DECEMBER 31,                               DECEMBER 31,
                                               ----------------------------------------   ----------------------------------------
                                                  2001             CHANGE         2000         2001          CHANGE         2000
                                               ----------------------------------------   ----------------------------------------
Income tax benefit ....................        $   (19)              99%        $(1,293)        $--            100%        $(2,536)
     As a % of loss before income
       taxes ..........................              1%                              37%         --%                            37%

The changes in the income tax benefit for the three and six months ended December 31, 2001 from the same periods last year were attributable to us not recognizing the benefit of our deferred tax assets in fiscal 2002 against our income tax benefit. For the three and six months ended December 31, 2001, we did not recognize the benefit of $671,000 and $1.6 million, respectively, in deferred tax assets.

As of December 31, 2001, we had recorded a full valuation allowance of $21.4 million against our deferred tax assets. In assessing our ability to realize deferred income tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent on whether we generate taxable income during periods in which the temporary differences reverse and net operating loss and tax credit carryforwards expire.

We recorded a valuation allowance equal to 100 percent of our remaining deferred tax assets at June 30, 2001, as a result of several factors that arose in our fourth quarter of fiscal 2001. Such factors were:

o    the sale of our profitable printing solutions segment in May 2001;
o the decline in the overall economy and the impact it had on us and our customers in our fourth quarter;
o    changes in our sales force that occurred in our fourth quarter; and
o    the operating losses in our mobile information segment.

Based on these factors, and because our remaining operating segment has not been profitable, we determined that, under generally accepted accounting principles, sufficient evidence no longer existed to enable us to determine that it was more likely than not that we would be able to generate taxable income during periods in which our temporary differences reverse and net operating loss and tax credit carryforwards expire.

RESULTS OF DISCONTINUED OPERATIONS
----------------------------------
On May 31, 2001, we sold our printing solutions segment, which included our network print server and non-network printer sharing products, to Troy Group, Inc. for $1.6 million in cash, net of expenses. We sold our printing solutions segment to Troy because the segment was not consistent with our core business strategy, which focuses on mobile information management solutions.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

                                                   SIX MONTHS ENDED DECEMBER 31
                                                      ----------------------
                                                        2001           2000
                                                      -------        -------
Net cash used by operating activities..........       $(2,900)       $(2,737)

Net cash used by operating activities in the first six months of fiscal 2002 was primarily the result of our net loss, adjusted for such non-cash items as depreciation and amortization, and the result of a decrease in accounts payable and accrued expenses. These cash uses were partially offset by a decrease in receivables, prepaid expenses and other assets, and inventories, and an increase in deferred revenue.

Net cash used by operating activities in the six months ended December 31, 2000 was comprised primarily of an increase in receivables and our net loss, adjusted for such non-cash items as deferred income taxes, depreciation and amortization and a provision for write-down of inventory. These cash uses were partially offset by an increase in accounts payable and accrued expenses.

Accounts receivable, net of allowances, was $6.3 million at December 31, 2001 and $8.5 million at June 30, 2001. We expect that accounts receivable may increase in the future if our net revenue increases and if net revenue from original equipment manufacturers and international customers becomes a higher percentage of our net revenue, as such customers generally have longer payment cycles.

                                                   SIX MONTHS ENDED DECEMBER 31
                                                      ----------------------
                                                        2001           2000
                                                      -------        -------
Net cash used by investing activities..........       $    (1)       $  (571)

As part of our effort to control cash and expenses, we did not make a significant investment in property and equipment in the six months ended December 31, 2001. Net cash used by investing activities in the six months ended December 31, 2000 consisted primarily of purchases of property and equipment.

We currently plan to incur aggregate capital expenditures of approximately $200,000 during fiscal 2002, primarily for software, system improvements and personal computers.

                                                   SIX MONTHS ENDED DECEMBER 31
                                                      ----------------------
                                                        2001           2000
                                                      -------        -------

Net cash provided by financing activities......       $   439        $ 1,984

Net cash provided by financing activities in the six months ended December 31, 2001 and 2000 consisted primarily of proceeds from the issuance of common stock under our stock plans.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can currently access up to $5.0 million of financing in the form of a demand line of credit, subject to current accounts receivable balances. The line of credit is collateralized by certain of our assets. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004.

We believe that our existing working capital and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements through fiscal 2002. In the longer term, we may require additional sources of liquidity to fund future growth. These sources of liquidity may include borrowing against our line of credit or offering additional equity securities, which could result in dilution to our stockholders, or additional debt financing.

We intend to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden our mobile information management product offerings. We currently have no commitments or agreements regarding any material transaction of this kind; however, we may acquire businesses, products or technologies in the future. As a result, we may require additional financing in the future and, if we were required to obtain additional financing in the future, sources of capital may not be available on terms favorable to us, if at all.

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES
------------------------------------------
We derive a substantial portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of independent distributors and overseas original equipment manufacturers. Sales made by our international subsidiaries, excluding our Singapore subsidiary, are generally denominated in foreign currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into United States dollars. Fluctuations in exchange rates also may make our products more expensive to original equipment manufacturers and independent distributors who purchase our products in United States dollars.

In participating countries, we have completed the transition of our product prices to the European single currency, the euro, and have converted financial systems from local denominations to the euro. We did not experience significant costs to make the transition and all such costs were expensed to operations as they were incurred.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the euro and the British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $2.4 million and $2.8 million in forward contracts in place, which approximated fair value, against the euro and British pound sterling at December 31 and June 30, 2001, respectively, which matured within 30 days. We recognized net currency exchange loss of $8,000 and a gain of $37,000 in the three months ended December 31, 2001 and 2000, respectively. We recognized net currency exchange losses of $41,000 and $26,000 in the six months ended December 31, 2001 and 2000, respectively.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for intangible assets that are acquired individually or with a group of other assets, other than those acquired in a business combination, upon their acquisition. This statement also addresses the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. We are currently evaluating the impact that this statement may have on our operations. We are required to adopt this statement in our first quarter of fiscal 2003 ending September 30, 2002.

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

In March 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. Our accounting policies conform to the guidance in this consensus; therefore, we effectively adopted Issue No. 00-14 upon its issuance.

In September 2000, the Emerging Issues Task Force issued EITF Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue addresses when consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. Our accounting policies conform to the guidance in this consensus, therefore, we effectively adopted Issue No. 00-25 upon its issuance.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

WE HAVE A RECENT HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES AND NEGATIVE CASH FLOW AT LEAST THROUGH OUR FIRST THREE QUARTERS OF FISCAL 2002.

Since the third quarter of our fiscal 1999, we have devoted significant financial resources to the research and development and marketing and sales for our mobile information management software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources to product development and marketing and sales and, as a result, we expect to continue to incur operating losses and negative cash flow from operations for at least the first three quarters of fiscal 2002. We currently believe that we will be profitable and will generate positive cash flow from operations for our fourth quarter of fiscal 2002. Our ability to do so, and our ability to maintain profitability in subsequent periods, will depend on a number of factors, including:

o    our ability to generate sufficient revenue and control expenses;
o changes in the buying patterns of corporate information technology and our original equipment manufacturer customers;
o    changes in customer demand for our products;
o normal seasonality that we experience in the first quarter of our fiscal year;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
o announcements or introductions of new products or services by our competitors;
o    delays in our development and introduction of new products and services;
o    changes in our pricing policies as a result of increased competition;
o    the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
o    the emergence of new technologies or industry standards;
o the timing of customer orders, which can be influenced by fiscal year-end buying patterns, seasonal trends or general economic conditions; and
o a shift in the mix of our products sold, which may result in fluctuations in our gross margin.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results have fluctuated in the past and may continue to do so in the future. Our revenue and operating results will vary from quarter to quarter for many reasons beyond our control, including those described in this section. If our operating results fall below the expectations of securities analysts or investors, the price of our stock may fall. In addition, quarter-to-quarter variations in our revenue and operating results could create uncertainty about the direction or progress of our business, which could result in a decline in the price of our stock.

OUR BUSINESS MAY BE HARMED BY DECLINES IN INFORMATION TECHNOLOGY SPENDING.

The market for our products depends on economic conditions affecting the broader economic climate and spending on information technology, including mobile applications and devices. Downturns in the overall economy may cause enterprises to delay implementation of mobile device and application rollouts, reduce their overall information technology budgets or reduce or cancel orders for our products. Our original equipment manufacturer customers may also limit development of new products that incorporate our products or reduce their level of purchases of our products in the face of slower information technology spending by their customers. We have seen a severe downturn in the worldwide economy in the past year. We expect this downturn to continue and are uncertain as to the severity and duration of the downturn, in part because of the uncertainty regarding the potential long-term impact of terrorist attacks, such as the attacks on the United States on September 11, 2001, and the resulting military actions. In particular, capital spending in the information technology sector generally has decreased in the past 12 months and many of our customers and potential customers have experienced declines in their revenue and operations. In this environment, customers may experience financial difficulty or cease operations.

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen, demand for our products may be further reduced as a result of enterprises reducing information technology spending on our products and original equipment manufacturers reducing their use of our products in their own products. As a result, our revenue may fail to grow or decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in one-time charges incurred in connection with restructuring or other cost-cutting measures we may take.

WE FORECAST MANY OF OUR OPERATING EXPENSES BASED ON FORECASTED REVENUE AND GROSS PROFIT, WHICH IS DIFFICULT TO PREDICT. IF WE FAIL TO ACCURATELY PREDICT REVENUE AND GROSS PROFIT IN A PARTICULAR PERIOD, WE MAY BE UNABLE TO ADJUST OUR EXPENDITURES IN THAT PERIOD AND OUR OPERATING RESULTS WOULD BE HARMED.

Our quarterly revenue and operating results depend in large part on the volume and timing of orders received within the quarter and on the number of software seats licensed, which are difficult to forecast. In addition, a significant portion of our revenue results from the sale of products to a number of original equipment manufacturers and distributors, which are difficult to predict. Significant portions of our expenses are fixed in advance, based in large part on our forecast of future revenue. If revenue and gross profit are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust our expenditures to compensate for the shortfall.

IF THE MARKETS FOR OUR PRODUCTS DO NOT CONTINUE TO GROW OR GROW AT EXPECTED RATES, DEMAND FOR OUR PRODUCTS WOULD BE REDUCED AND OUR BUSINESS WOULD BE HARMED.

The success of our products will rely to a large degree on the increased use of mobile devices, including personal digital assistants, cell phones, pagers and laptop and handheld computers, and on increased use of technologies such as Bluetooth. Even if markets for our products grow, our products may not be successful. Enterprises and original equipment manufacturers may not develop sufficient confidence in mobile devices to deploy our products to a significant degree. Any inability to continue to penetrate the existing markets for mobile data management and universal mobile connectivity products, the failure of current markets to grow, new markets to develop or these markets to be receptive to our products and technologies on which our products are based, could harm our business. The emergence of these markets will be affected by a number of factors beyond our control.

WE DEPEND ON A NUMBER OF KEY BUSINESS RELATIONSHIPS AND IF WE FAIL TO MAINTAIN THESE RELATIONSHIPS, OR ARE UNABLE TO DEVELOP NEW RELATIONSHIPS, OUR BUSINESS WOULD SUFFER.

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

Our existing key business relationships do not, and any future key business relationships may not, provide us any exclusive rights. Many of the companies with which we have established and intend to establish key business relationships have multiple strategic relationships, and these companies may not regard their relationships with us as significant. In most of these relationships, either party may terminate the relationship with little notice. In addition, these companies may attempt to develop or acquire products that compete with our products. They may do so on their own or in collaboration with others, including our competitors. Further, our existing business relationships may interfere with our ability to enter into other business relationships.

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

Any delays in the introduction or shipment of new or enhanced products, the inability of our products to achieve market acceptance or problems associated with new product transitions could harm our business. The product development process involves a number of risks. Development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires us to manage the transition from older products to minimize disruption in customer ordering patterns.

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

As part of our strategy, we intend to continue to pursue the acquisition of companies that either complement or expand our existing business. If we fail to properly evaluate and execute acquisitions, our business would be harmed. We may not be able to properly evaluate the technology and accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses. Acquisitions involve a number of risks and difficulties, including:

o the integration of acquired technologies with our existing products and technologies;
o diversion of management's attention and other resources to the assimilation of the operations and personnel of the acquired companies;
o availability of equity or debt financing on terms favorable to us and our stockholders;
o integration of management information systems, personnel, research and development and marketing, sales and support operations;
o    expansion into new markets and business areas; and
o    potential adverse short-term effects on our operating results.

In addition, if we conduct acquisitions using debt or equity securities, our existing stockholders' investments may be diluted, which could affect the market price of our stock.

INTERNATIONAL SALES AND OPERATIONS REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE. OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

For our quarter ended December 31, 2001, 45% of our revenue was generated from international sales. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

o    changes in government regulations;
o    export license requirements;
o    tariffs, taxes and trade barriers;
o fluctuations in currency exchange rates, which could cause our products to become relatively more expensive to customers in a particular country and lead to a reduction in sales in that country; longer collection and payment cycles than those in the United States;
o    difficulty in staffing and managing international operations; and
o    political and economic instability, including military actions.

WE DEPEND ON NON-EXCLUSIVE LICENSES FOR SOME OF THE TECHNOLOGY WE USE WITH OUR PRODUCTS.

We license technology on a non-exclusive basis from several companies for use with our products and anticipate that we will continue to do so in the future. For example, we license authentication and encryption technology from Certicom Corporation, which we include in our XTNDConnect Server products. Our inability to continue to license this technology, or to license other technology necessary for use with our products, could result in the loss of, or delays in the inclusion of, important features of our products or result in substantial increases in royalty payments that we would have to pay pursuant to alternative third-party licenses, any of which could harm our business. In addition, the effective implementation of our products depends upon the successful operation of licensed software in conjunction with our products. Any undetected errors in products resulting from this licensed software may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation.

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

From time to time, we enter into foreign currency forward contracts, typically against the euro and British pound sterling, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with our international subsidiaries. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of December 31, 2001, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country's currency, with the exception of our Singapore subsidiary. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the British pound sterling and the euro, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $2.4 million and $2.8 million in forward contracts in place at December 31 and June 30, 2001, respectively, which matured within 30 days and which approximated fair value.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2001 Annual Meeting of Stockholders, which was held on October 24, 2001, there were 10,972,764 shares of common stock entitled to vote at the meeting and a total of 8,380,170 shares were represented at the meeting. The following proposals were submitted to a vote of the stockholders:

(a) The following nominees for Class III Directors were elected. Each person elected as a Class III Director will serve for a three-year term that expires upon the 2004 Annual Meeting of Stockholders or until their successors are elected and qualified.

                                                               VOTES WITH
            NAME OF NOMINEE             VOTES FOR          AUTHORITY WITHHELD
     ----------------------------    --------------     ------------------------

     Charles W. Jepson                  8,112,451             267,275
     Raymond A. Smelek                  8,104,414             275,312
     S. Scott Wald                      8,119,223             260,503

(b) The ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the year ended June 30, 2002 was approved:

o    8,325,096 votes in favor;
o    44,850 votes against; and
o    9,780 abstentions.

(c) An increase in the number of shares of common stock reserved for issuance under the Extended Systems Incorporated 1998 Stock Plan was approved:

o    7,952,615 votes in favor;
o    413,482 votes against; and
o    9,780 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.3.2       Amendment 2 to the 1998 Employee Stock Purchase Plan
     10.26        Employment Agreement between Extended Systems and Bradley J.
                  Surkamer
     10.27        Employment Agreement between Extended Systems and Karla K.
                  Rosa
     10.28        Employment Agreement between Extended Systems and Donald J.
                  Baumgartner
     10.29        Employment Agreement between Extended Systems and Kerrin Pease

(b)  REPORTS ON FORM 8-K

We filed no reports on Form 8-K in our quarter ended December 31, 2001.

ITEMS 1, 2, 3, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Extended Systems Incorporated



                                 By: /s/ Karla K. Rosa
                                     -------------------------------
                                     Karla K. Rosa
                                     Vice President, Finance
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)