Form 10-Q
period 2002-03-31
EXTENDED SYSTEMS INC
filed 2002-05-10
CIK 1051490

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


The number of shares outstanding of the registrant's Common Stock as of April 30, 2002 was 11,152,439.
================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----

         Item 1.  Financial Statements

                     Condensed Consolidated Statements of Operations for the Three and
                     Nine Months Ended March 31, 2002 and 2001                                         1

                     Condensed Consolidated Statements of Comprehensive Loss for the
                     Three and Nine Months Ended March 31, 2002 and 2001                               1

                     Condensed Consolidated Balance Sheets
                     as of  March 31, 2002 and June 30, 2001                                           2

                     Condensed Consolidated Statements of Cash Flows
                     for the Nine Months Ended March 31, 2002 and 2001                                 3

                     Notes to Condensed Consolidated Financial Statements                              4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                            9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          24


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                   25

         Item 6.  Exhibits and Reports on Form 8-K                                                    25

         (Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted)

SIGNATURE                                                                                             26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  (UNAUDITED)

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      MARCH 31,                   MARCH 31,
                                                              ------------------------    ------------------------
                                                                 2002          2001          2002          2001
                                                              ----------    ----------    ----------    ----------
Revenue:
    License fees and royalties ..........................     $    5,035    $    4,665    $   14,855    $   15,039
    Services ............................................            824           813         2,339         1,811
    Hardware and other ..................................            531         2,791         1,742         9,985
                                                              ----------    ----------    ----------    ----------

        Total net revenue ...............................          6,390         8,269        18,936        26,835

Cost of revenue:
    License fees and royalties ..........................            358           308           995         1,274
    Services ............................................            331           515           899         1,308
    Hardware and other ..................................            372         2,136         1,238         7,814
                                                              ----------    ----------    ----------    ----------

        Total cost of revenue ...........................          1,061         2,959         3,132        10,396
                                                              ----------    ----------    ----------    ----------

              Gross profit ..............................          5,329         5,310        15,804        16,439
                                                              ----------    ----------    ----------    ----------
Operating expenses:
    Research and development ............................          2,467         3,164         8,157         9,161
    Marketing and sales .................................          3,376         4,870        10,445        13,881
    General and administrative ..........................          1,157         1,284         3,349         3,954
    Amortization of intangibles .........................            243           243           729           729
                                                              ----------    ----------    ----------    ----------

        Loss from operations ............................         (1,914)       (4,251)       (6,876)      (11,286)
Other expense (income), net .............................             69          (268)          (14)         (470)
                                                              ----------    ----------    ----------    ----------

        Loss before income taxes ........................         (1,983)       (3,983)       (6,862)      (10,816)
Income tax benefit ......................................         (1,641)       (1,478)       (1,641)       (4,014)
                                                              ----------    ----------    ----------    ----------

        Loss from continuing operations .................           (342)       (2,505)       (5,221)       (6,802)
Income from discontinued operations, net of tax .........            119           614           191         1,736
                                                              ----------    ----------    ----------    ----------

        Net loss ........................................     $     (223)   $   (1,891)   $   (5,030)   $   (5,066)
                                                              ==========    ==========    ==========    ==========

Loss per share from continuing operations:
    Basic and diluted ...................................     $    (0.03)   $    (0.23)   $    (0.47)   $    (0.65)
Net loss per share:
    Basic and diluted ...................................     $    (0.02)   $    (0.18)   $    (0.46)   $    (0.48)
Number of shares used in per share calculation:
    Basic and diluted ...................................         11,083        10,736        11,013        10,521

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
  (IN THOUSANDS)
(UNAUDITED)

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      MARCH 31,                   MARCH 31,
                                                              ------------------------    ------------------------
                                                                 2002          2001          2002          2001
                                                              ----------    ----------    ----------    ----------

 Net loss................................................     $     (223)   $   (1,891)   $   (5,030)   $   (5,066)
 Change in currency translation..........................             10           (69)           31          (117)
                                                              ----------    ----------    ----------    ----------


     Comprehensive loss..................................     $     (213)   $   (1,960)   $   (4,999)   $   (5,183)
                                                              ==========    ==========    ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
  (IN THOUSANDS, EXCEPT PAR VALUE)
  (unaudited)

                                                                             MARCH 31,       JUNE 30,
                                                                               2002            2001
                                                                            ----------      ----------
ASSETS
Current:
    Cash and cash equivalents .........................................     $    4,628      $    6,585
    Receivables, net ..................................................          6,774           8,490
    Inventories, net ..................................................            121             441
    Prepaid and other .................................................            704             996
                                                                            ----------      ----------

        Total current assets ..........................................         12,227          16,512
Property and equipment, net ...........................................          6,052           7,002
Intangibles, net ......................................................          3,663           4,629
                                                                            ----------      ----------

        Total assets ..................................................     $   21,942      $   28,143
                                                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable ..................................................     $    1,940      $    3,371
    Accrued expenses ..................................................          2,952           4,492
    Deferred revenue ..................................................          1,995           1,342
                                                                            ----------      ----------

        Total current liabilities .....................................          6,887           9,205
                                                                            ----------      ----------
Stockholders' equity:
    Preferred Stock; $0.001 par value per share, 5,000 shares
        authorized; no shares issued or  outstanding ..................           --              --
    Common stock; $0.001 par value per share, 75,000 shares
        authorized; 11,126 and 10,971 shares issued and
        outstanding ...................................................             11              11
    Additional paid-in capital ........................................         33,763          32,648
    Accumulated deficit ...............................................        (17,963)        (12,934)
    Accumulated other comprehensive loss ..............................           (756)           (787)
                                                                            ----------      ----------

        Total stockholders' equity ....................................         15,055          18,938
                                                                            ----------      ----------

        Total liabilities and stockholders' equity ....................     $   21,942      $   28,143
                                                                            ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 --------------------------
                                                                                    2002            2001
                                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...............................................................     $   (5,030)     $   (5,066)
    Adjustments to reconcile net loss to net cash used by
        operating activities:
        Provision for bad debts ............................................            238             218
        Provision for write-down of inventory ..............................              3             605
        Depreciation and amortization ......................................          2,213           2,337
        Tax benefit from employee stock options ............................           --             1,308
        Deferred income taxes ..............................................           --            (4,438)
        Other ..............................................................             42            (293)
        Changes in assets and liabilities, net of effect of
           acquisitions:
           Receivables .....................................................          1,495             (97)
           Inventories .....................................................            317             388
           Prepaid and other assets ........................................            476            (126)
           Accounts payable and accrued expenses ...........................         (2,997)            591
           Deferred revenue ................................................            653           1,408
                                                                                 ----------      ----------

               Net cash used by operating activities .......................         (2,590)         (3,165)
                                                                                 ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment .....................................            (51)           (915)
    Acquisition - AppReach, net of cash acquired ...........................            (15)           --
    Other investing activities .............................................             77              18
                                                                                 ----------      ----------

               Net cash provided by (used by) investing activities .........             11            (897)
                                                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock .............................            614           2,466
    Payments on long-term debt .............................................           --               (67)
                                                                                 ----------      ----------

               Net cash provided by financing activities ...................            614           2,399
    Effect of exchange rate changes on cash ................................              8             (30)
                                                                                 ----------      ----------

    Net decrease in cash and cash equivalents ..............................         (1,957)         (1,693)
CASH AND CASH EQUIVALENTS:
    Beginning of period ....................................................          6,585           6,191
                                                                                 ----------      ----------

    End of period ..........................................................     $    4,628      $    4,498
                                                                                 ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Extended Systems provides mobile information management products, including both mobile data management and universal mobile connectivity products, that extend enterprise applications to mobile and wireless environments.

BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. We have eliminated all significant intercompany accounts and transactions. Tabular amounts are in thousands, except percentages and per share amounts.

We have prepared the unaudited interim condensed consolidated financial statements on the same basis as the annual consolidated financial statements which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of March 31, 2002, the results of operations for the three and nine months ended March 31, 2002 and 2001, and cash flows for the nine months ended March 31, 2002 and 2001. These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 17, 2001 for the year ended June 30, 2001. The condensed consolidated balance sheet as of June 30, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles, primarily disclosures in the notes to the consolidated financial statements. The results for interim periods are not necessarily indicative of the expected results for any other interim period or the year ending June 30, 2002.

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

From time to time, we enter into foreign currency forward contracts, typically against the euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. We had $2.1 million and $2.8 million in forward contracts in place, which approximated fair value, against the euro and British pound sterling at March 31, 2002 and June 30, 2001, respectively, which matured within 30 days. We recognized a net currency exchange loss of $26,000 and a gain of $38,000 in the three months ended March 31, 2002 and 2001, respectively. We recognized net currency exchange losses of $67,000 and a gain of $12,000 in the nine months ended March 31, 2002 and 2001, respectively.

EARNINGS OR LOSS PER SHARE. We compute basic earnings or loss per share by dividing net income or loss by our weighted-average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted-average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued the potentially dilutive common shares. We exclude from the diluted earnings or loss per share computations stock options to the extent that their effect would have been antidilutive. Our diluted earnings or loss per share computations exclude options to purchase 2.9 million and 2.6 million shares of common stock as of March 31, 2002 and 2001, respectively, because to include such shares would have been antidilutive.

BUSINESS COMBINATIONS. In February 2002, we acquired all of the outstanding stock of AppReach, Inc. for 33,950 shares of our Common Stock valued at $204,379 plus acquisition expenses of approximately $16,000. AppReach, based in Baltimore, Md., specialized in the development of enterprise software that extends customer resource management (CRM) applications to mobile and wireless devices.

A summary of the net assets acquired at the date of the acquisition is as follows:

Net working capital..............................................   $  (20)
Property and equipment...........................................        5
Goodwill.........................................................      235
                                                                    ------
  Net assets acquired as of date of acquisition..................   $  220
                                                                    ======

This transaction was accounted for by the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations," and accordingly, the results of operations of the company have been included in the consolidated statement of operations since the acquisition date.

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

In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a

Reseller of the Vendor's Products)." Our accounting policies conform to the guidance in this consensus; therefore, we effectively adopted Issue No. 01-09 upon its issuance.

In November 2001, the Emerging Issues Task Forces issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." This issue requires that reimbursements received from our customers for out-of-pocket expenses incurred are classified as revenue in our statement of operations. Our accounting policies conform to the guidance in this consensus; therefore, we effectively adopted Issue No. 01-14 upon its issuance.

                                                 AS OF           AS OF
                                                MARCH 31,       JUNE 30,
                                                  2002            2001
                                               ----------      ----------
RECEIVABLES
-----------
Accounts receivable..........................  $    6,226      $    8,835
Income tax receivable........................       1,566              --
Other receivables............................          --             442
Allowance for doubtful accounts..............      (1,018)           (787)
                                               ----------      ----------
                                               $    6,774      $    8,490
                                               ==========      ==========
INVENTORIES
-----------
Purchased parts..............................  $       74      $       93
Work in process..............................           1              48
Finished goods...............................          46             300
                                               ----------      ----------
                                               $      121      $      441
                                               ==========      ==========
PROPERTY AND EQUIPMENT
----------------------
Land and land improvements...................  $      897      $      897
Buildings....................................       5,891           5,891
Computer equipment...........................       5,570           5,621
Furniture and fixtures.......................       2,484           2,259
                                               ----------      ----------
                                                   14,842          14,668
Less accumulated depreciation................      (8,790)         (7,666)
                                               ----------      ----------
                                               $    6,052      $    7,002
                                               ==========      ==========
INTANGIBLE ASSETS
-----------------
Goodwill.....................................  $    4,650      $    4,415
Purchased technology.........................       3,128           3,128
Other intangibles............................         447             447
                                               ----------      ----------
                                                    8,225           7,990
Less accumulated amortization................      (4,562)         (3,361)
                                               ----------      ----------
                                               $    3,663      $    4,629
                                               ==========      ==========
ACCRUED EXPENSES
----------------
Accrued payroll and related benefits.........  $    1,485      $    2,600
Accrued warranty and support costs...........         200             317
Other                                               1,267           1,575
                                               ----------      ----------
                                               $    2,952      $    4,492
                                               ==========      ==========

LINE OF CREDIT
--------------

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

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        MARCH 31,             MARCH 31,
                                                   -------------------   -------------------
                                                     2002       2001       2002       2001
                                                   --------   --------   --------   --------
Net revenue ....................................   $     --   $  3,082   $    183   $ 10,602
Gross profit ...................................        232      1,468        371      4,705
Income tax provision ...........................        113        366        148      1,036
Income from discontinued operations,
   net of taxes ................................        119        614        191      1,736
Earnings per share from discontinued operations:
   Basic and diluted ...........................       0.01       0.06       0.02       0.17
Number of shares used in per share calculation:
   Basic and diluted ...........................     11,083     10,736     11,013     10,521

INCOME TAXES
------------

In the three and nine months ended March 31, 2002, we recorded an income tax benefit comprised of the following:

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        MARCH 31,             MARCH 31,
                                                   -------------------   -------------------
                                                     2002       2001       2002       2001
                                                   --------   --------   --------   --------
Income tax benefit..............................   $ (2,256)  $ (1,093)  $ (3,865)  $ (2,961)
Valuation allowance.............................        615        (19)     2,224        (15)
Net income tax benefit..........................   $ (1,641)  $ (1,112)  $ (1,641)  $ (2,976)
                                                   ===================   ===================

Included in the income tax benefit for the three and nine months ended March 31, 2002 is an income tax refund of approximately $1.6 million resulting from the increase in the net operating loss carryback period created by the Job Creation and Worker Assistance Act of 2002. As of March 31, 2002, we had a total valuation allowance of $20.5 million to reduce our deferred tax assets to estimated realizable value. The valuation allowance primarily relates to net operating loss carryforwards resulting from tax benefits from employee stock transactions and from our operating losses, deferred tax assets arising from our acquisition of Advance Systems and foreign tax credit carryforwards.

BUSINESS SEGMENTS
-----------------

We determine our reportable segments by evaluating our internal organizational structure, the manner in which these operations are managed and their performance as evaluated by management, the availability of separate financial information and overall materiality. At March 31, 2002, we operated in a single operating segment.

SUBSEQUENT EVENTS
-----------------

On April 10, 2002, we announced a restructuring plan to reduce costs and improve operating efficiencies and, as a result, we expect to incur approximately $270,000 in restructuring costs in the fourth quarter of fiscal 2002. The restructuring charge will consist primarily of costs related to the termination of approximately 25 employees in research and development, marketing and sales, and administration. Approximately 80% of the terminated employees were in the United States and 20% were in Europe.

On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents. The action seeks an injunction against further sales of our server and desktop synchronization products, as well as unspecified damages for past sales of our products. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. Given the inherently uncertain nature of litigation, however, we are currently in the process of evaluating the suit and estimating the magnitude of our exposure, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

In addition to historical information, this Form 10-Q contains forward-looking statements. In this Form 10-Q, the words "expects," "anticipates," "believes," "intends," "will" and similar expressions identify forward-looking statements, which are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding:

o   levels of international sales;
o   levels of software product sales;
o   levels of service revenue;
o   levels of original equipment manufacturer sales;
o   claims made by Pumatech, Inc.;
o   anticipated gross margin;
o   staffing and expense levels;
o   levels of accounts receivable;
o   levels of capital expenditures;
o   anticipated cash funding needs;
o   future acquisitions; and
o   future profitability.

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

All period references are to our third fiscal quarters ended March 31, 2002 and 2001, and our fiscal years ended June 30, 2002 and 2001, unless otherwise indicated. Tabular amounts are in thousands, except percentages.

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

We sell our mobile information management products primarily to enterprises, original equipment manufacturers, application developers and resellers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

o   software license fees and royalties;
o   support and maintenance fees;
o non-recurring development fees that we generate when we adapt products to customers' specifications; and
o   sales of hardware products.

Our future results of operations will be highly dependent upon the success of our software products, specifically our XTNDConnect data synchronization and management software and our XTNDAccess and XTNDConnect infrared and Bluetooth wireless connectivity software. We expect the license fees and royalties generated by these products to continue to constitute a significant majority of our revenue.

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our international sales subsidiaries, overseas original equipment manufacturers and from a limited number of international distributors.

Based on the region in which the customer resides, net revenue from continuing operations is as follows:

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        MARCH 31,             MARCH 31,
                                                   -------------------   -------------------
NET REVENUE PERCENTAGES BY REGION                    2002       2001       2002       2001
---------------------------------                  --------   --------   --------   --------
Domestic.....................................          48%        41%        49%        38%
International:
   Europe....................................          37         42         37         37
   Asia                                                13         14         11         23
   Other regions.............................           2          3          3          2
                                                   -------------------   -------------------
      Total international....................          52         59         51         62
                                                   -------------------   -------------------
         Total net revenue...................         100%       100%       100%       100%
                                                   ===================   ===================

In the nine months ended March 31, 2001, sales to an international distributor of our software products accounted for 11% of our net revenue from continuing operations and consisted primarily of sales of our infrared hardware products. For all other periods present, no individual customer accounted for more than 10% of our net revenues.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 45% and 55% of our net revenue throughout fiscal 2003.

We market and sell most of our products through multiple indirect channels, primarily distributors and resellers. We support our indirect channels with our own marketing and sales organization.

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              MARCH 31,                        MARCH 31,
                                                   ------------------------------   ------------------------------
RESULTS OF CONTINUING OPERATIONS                     2002      CHANGE      2001       2002      CHANGE      2001
--------------------------------                   ------------------------------   ------------------------------
Revenue:
License fees and royalties......................   $  5,035        8%    $  4,665   $ 14,855       (1)%   $ 15,039
Services........................................        824        1          813      2,339       29        1,811
Hardware and other..............................        531      (81)       2,791      1,742      (83)       9,985
                                                   ------------------------------   ------------------------------
    Total net revenue...........................   $  6,390      (23)%   $  8,269   $ 18,936      (29)%   $ 26,835

License fees and royalty revenue increased in the three months ended March 31, 2002 from the same period in the prior year primarily as a result of an increase in the number of XTNDConnect Server and Advantage software licenses sold. This increase was partially offset by a decrease in revenue from our Bluetooth and infrared software development kits caused by changes in customers' development project budgets and schedules and the impact of the downturn in the overall economy on customer spending for new technology. License fees and royalty revenue decreased slightly in the nine months ended March 31, 2002 from the prior year as a result of a decrease in revenue from our Bluetooth and infrared software development kits due to the timing of original equipment manufacturer's development. These decreases were partially offset by an increase in the number of XTNDConnect Server and Advantage software licenses sold.

Service revenue increased in the three and nine months ended March 31, 2002 from the same periods in fiscal 2001, primarily due to an increase in revenue from support and maintenance contracts, as a result of contracts on new licenses sold and contract renewals. It was partially offset by a decrease in revenue from non-recurring engineering and other consulting products, which fluctuates as a result of the timing of customer projects.

The decrease in revenue from hardware products was due primarily to an expected decrease in unit sales of our infrared products sold to original equipment manufacturers and a decrease in sales of our Internet products.

We expect license fees and royalty revenue from our mobile information software products to continue to increase overall in the fourth quarter of fiscal 2002. This increase is expected to come primarily from increased licensing of our XTNDConnect data synchronization and management products. We do not currently anticipate that Bluetooth royalty revenue will be a material component of our net revenue. We expect service revenue to fluctuate based primarily on the timing of non-recurring engineering fees earned and we expect that revenue from our mobile information management hardware products will continue to decrease in the fourth quarter of fiscal 2002.

Throughout fiscal 2001, we consolidated three of our offices in the US and Europe and, as a result, reduced operating expenses and reduced our workforce by approximately 40 employees. During our first quarter of fiscal 2002 ended September 30, 2001, we also completed the restructuring plan that we announced in our fourth quarter of fiscal 2001, which further reduced costs and improved operating efficiencies. This restructuring included the termination of approximately 40 employees in research and development, marketing and sales, administration and manufacturing. The effect of these and other cost-saving measures are reflected in our cost of goods sold and our operating expenses for fiscal 2002 as compared to the same period last year.

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              MARCH 31,                        MARCH 31,
                                                   ------------------------------   ------------------------------
                                                     2002      CHANGE      2001       2002      CHANGE      2001
                                                   ------------------------------   ------------------------------
Gross profit....................................   $  5,329         --   $  5,310   $ 15,804       (4)%   $ 16,439
Gross margin....................................        83%                   64%        83%                   61%

Our cost of net revenue consists primarily of costs associated with:

o   post-sales support;
o   component, labor and overhead costs of our hardware products;
o   amortization of purchased technology;
o   royalties for the use of third-party software; and
o   other production-related activities.

The increase in gross margin in the three and nine months of fiscal 2002 from the same periods last year was the result of an increase in license fees and royalty revenue from our software products, which have higher gross margins than our hardware products. Revenue from our higher-margin mobile information management software products, which includes license fees, royalties, and services, represented 92% and 91% of our net revenue from continuing operations in the three and nine months ended March 31, 2002, respectively, compared to 66% and 63% in the same periods last year. The increase was also due, to a much lesser extent, to the cost reductions implemented throughout fiscal 2001 and in the first quarter of fiscal 2002, as described above.

We expect that increased sales of our mobile information management software products will continue to have a positive impact on our gross margin. We expect our gross margin to be in the range of 86% to 89% through fiscal 2003.

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              MARCH 31,                        MARCH 31,
                                                   ------------------------------   ------------------------------
                                                     2002      CHANGE      2001       2002      CHANGE      2001
                                                   ------------------------------   ------------------------------
Research and development........................   $  2,467      (22)%   $  3,164   $  8,157      (11)%   $  9,161
As a % of net revenue...........................        39%                   38%        43%                   34%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs and facility costs. The decrease in research and development expenses in the three and nine months ended March 31, 2002 from the same periods last year was primarily the result of a reduction in personnel subsequent to our restructuring. At March 31, 2002, we had 98 full-time equivalent research and development personnel and contractors, a decrease from the 111 full-time equivalent personnel at the same time last year.

We expect research and development expenses to decrease moderately in the fourth quarter of fiscal 2002 as a result of decreased staffing, although these expenses may vary as a percentage of net revenue.

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              MARCH 31,                        MARCH 31,
                                                   ------------------------------   ------------------------------
                                                     2002      CHANGE      2001       2002      CHANGE      2001
                                                   ------------------------------   ------------------------------
Marketing and sales.............................   $  3,376      (31)%   $  4,870   $ 10,445      (25)%   $ 13,881
As a % of net revenue...........................        53%                   59%        55%                   52%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing and sales personnel, promotional expenses, pre-sales support costs and travel costs. The decrease in marketing and sales expenses for the three and nine months ended March 31, 2002 from the same periods last year was primarily due to a reduction in promotional expenses of approximately $600,000 and a reduction in marketing and sales personnel subsequent to our restructuring in our quarter ending September 30, 2001. At March 31, 2002, we had 117 full-time equivalent marketing and sales personnel and contractors, as compared to 150 full-time equivalent personnel at the same time last year.

We expect marketing and sales expenses to decrease slightly in the fourth quarter of fiscal 2002 as a result of decreased staffing, although these expenses may vary as a percentage of net revenue.

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              MARCH 31,                        MARCH 31,
                                                   ------------------------------   ------------------------------
                                                     2002      CHANGE      2001       2002      CHANGE      2001
                                                   ------------------------------   ------------------------------
General and administrative......................   $  1,157      (10)%   $  1,284   $  3,349      (15)%   $  3,954
As a % of net revenue...........................        18%                   16%        18%                   15%

General and administrative expenses generally consist of salaries and other personnel costs of our finance, management information systems, human resources and other administrative employees, and professional service and insurance costs. The decrease in general and administrative expenses in the three and nine months ended March 31, 2002 from the same periods last year was primarily attributable to a decrease in personnel subsequent to our restructuring completed in the quarter ended September 30, 2001. At March 31, 2002, we had 39 full-time equivalent general and administrative personnel, as compared to 59 full-time equivalent personnel at the same time last year.

We expect general and administrative expenses to remain consistent in the fourth quarter of fiscal 2002 as compared to the third quarter of 2002, although these expenses may vary as a percentage of net revenue.

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              MARCH 31,                        MARCH 31,
                                                   ------------------------------   ------------------------------
                                                     2002      CHANGE      2001       2002      CHANGE      2001
                                                   ------------------------------   ------------------------------
Income tax benefit..............................   $ (1,641)       11%   $ (1,478)  $ (1,641)     (59)%   $ (4,014)
As a % of loss before income taxes..............        83%                   37%        24%                   37%

In the three months ended March 31, 2002, we have recorded an income tax benefit of approximately $1.6 million for the refund we received as a result of the increase in the net operating loss carryback period created by the Job Creation and Worker Assistance Act of 2002. We received the cash proceeds from the tax refund in our fourth quarter of fiscal 2002. For the three and nine months ended March 31, 2002, we recorded no income tax benefit for the net deferred tax assets generated during each period.

As of March 31, 2002, we had recorded a total valuation allowance of $20.5 million against our deferred tax assets. In assessing our ability to realize deferred income tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent on whether we generate taxable income during periods in which the temporary differences reverse and net operating loss and tax credit carryforwards expire.

We recorded a valuation allowance equal to 100 percent of our remaining deferred tax assets at June 30, 2001, as a result of several factors that arose in our fourth quarter of fiscal 2001. Such factors were:

o   the sale of our profitable printing solutions segment in May 2001;
o the decline in the overall economy and the impact it had on us and our customers in our fourth quarter;
o   changes in our sales force that occurred in our fourth quarter; and
o   the operating losses in our mobile information management segment.

Based on these factors, and because our remaining operating segment has not been profitable, we determined that, under generally accepted accounting principles, sufficient evidence no longer existed to enable us to determine that it was more likely than not that we would be able to generate taxable income during periods in which our temporary differences reverse and net operating loss and tax credit carryforwards expire; as a result, we recorded a valuation allowance equal to all of the remaining deferred tax assets at that time.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

                                                    NINE MONTHS ENDED MARCH 31,
                                                     -------------------------
                                                        2002           2001
                                                     ----------     ----------
Net cash used by operating activities.............   $   (2,590)    $   (3,165)

Net cash used by operating activities in the first nine months of fiscal 2002 was primarily the result of our net loss and the result of a decrease in accounts payable and accrued expenses, adjusted for such non-cash items as depreciation and amortization. These cash uses were partially offset by a decrease in receivables, prepaid and other assets and inventories, and an increase in deferred revenue.

Net cash used by operating activities in the nine months ended March 31, 2001 was comprised primarily of our net loss, adjusted for such non-cash items as deferred income taxes, depreciation and amortization and a provision for write-down of inventory. These cash uses were partially offset by an increase in accounts payable and accrued expenses and an increase in deferred revenue.

Accounts receivable, net of allowances, were $6.8 million at March 31, 2002 and $8.5 million at June 30, 2001. We expect that accounts receivable may increase in the future if our net revenue increases and if net revenue from original equipment manufacturers and international customers becomes a higher percentage of our net revenue, for these customers generally have longer payment cycles.

                                                     NINE MONTHS ENDED MARCH 31,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
Net cash provided by (used by) investing activities.. $       11     $     (897)

As part of our effort to control cash and expenses, we did not make a significant investment in property and equipment in the nine months ended March 31, 2002. Net cash used by investing activities in the nine months ended March 31, 2001 consisted primarily of purchases of property and equipment.

We currently plan to incur aggregate capital expenditures of approximately $500,000 through fiscal 2003, primarily for software, system improvements and personal computers.
                                                     NINE MONTHS ENDED MARCH 31,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
Net cash provided by financing activities........     $      614     $    2,399

Net cash provided by financing activities in the nine months ended March 31, 2002 and 2001 consisted primarily of proceeds from the issuance of common stock under our stock plans.

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

We believe that our existing working capital and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements through the next twelve months. In the longer term, we may require additional sources of liquidity to fund future growth. These sources of liquidity may include borrowing against our line of credit or offering additional equity securities, which could result in dilution to our stockholders, or additional debt financing.

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

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES
------------------------------------------

We derive a substantial portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of independent distributors and overseas original equipment manufacturers. Sales made by our international subsidiaries, excluding our

Singapore subsidiary, are generally denominated in each country's respective currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into United States dollars. Fluctuations in exchange rates also may make our products more expensive to original equipment manufacturers and independent distributors who purchase our products in United States dollars.

In participating countries, we have completed the transition of our product prices to the European single currency, the euro, and have converted financial systems from local denominations to the euro. We did not experience significant costs to make the transition and all such costs were expensed to operations as they were incurred.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the euro and the British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $2.1 million and $2.8 million in forward contracts in place, which approximated fair value, against the euro and British pound sterling at March 31, 2002 and June 30, 2001, respectively, which matured within 30 days. We recognized net currency exchange loss of $26,000 and a gain of $38,000 in the three months ended March 31, 2002 and 2001, respectively. We recognized net currency exchange losses of $67,000 and a gain of $12,000 in the nine months ended March 31, 2002 and 2001, respectively.

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

In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." Our accounting policies conform to the guidance in this consensus; therefore, we effectively adopted Issue No. 01-09 upon its issuance.

In November 2001, the Emerging Issues Task Forces issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." This issue requires that reimbursements received from our customers for out-of-pocket expenses incurred are classified as revenue in our statement of operations. Our accounting policies conform to the guidance in this consensus; therefore, we effectively adopted Issue No. 01-14 upon its issuance.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

WE HAVE A RECENT HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES AT LEAST THROUGH OUR FIRST QUARTER OF FISCAL 2003.

Since the third quarter of our fiscal 1999, we have devoted significant financial resources to the research and development and marketing and sales for our mobile information management software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources to product development and marketing and sales and, as a result, we expect to continue to incur operating losses and may incur negative cash flow from operations through at least the end of our first quarter of fiscal 2003. We currently believe that we will be profitable and will generate positive cash flow from operations for our second quarter of fiscal 2003. Our ability to do so, and our ability to maintain profitability in subsequent periods, will depend on a number of factors, including:

o   our ability to generate sufficient revenue and control expenses;
o changes in the buying patterns of corporate information technology and our original equipment manufacturer customers;
o   changes in customer demand for our products;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
o announcements or introductions of new products or services by our competitors;
o the outcome of our dispute with Pumatech, Inc. and the impact of any litigation on our financial and management resources;
o   delays in our development and introduction of new products and services;
o   changes in our pricing policies as a result of increased competition;
o   the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
o   the emergence of new technologies or industry standards;
o normal seasonality that we experience in the first quarter of our fiscal year;
o the timing of customer orders, which can be influenced by fiscal year-end buying patterns, seasonal trends or general economic conditions; and
o a shift in the mix of our products sold, which may result in fluctuations in our gross margin.

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

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen, demand for our products may be further reduced as a result of enterprises reducing information technology spending on our products and original equipment manufacturers reducing their use of our products in their own products. As a result, our revenue may fail to grow or decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in additional one-time charges incurred in connection with restructuring or other cost-cutting measures we may take. On April 10, 2002, we announced a restructuring plan to reduce costs and improve operating efficiencies and, as a result, will expect to incur approximately $270,000 in restructuring costs in our fourth quarter of fiscal 2002.

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

Our quarterly revenue and operating results depend in large part on the volume and timing of orders received within the quarter and on the number of software seats licensed, which are difficult to forecast. In addition, a significant portion of our revenue results from the sale of products to a number of original equipment manufacturers and distributors, which are difficult to predict. Significant portions of our expenses are related to personnel and, therefore, are fixed in advance, based in large part on our forecast of future revenue. If revenue and gross profit are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust personnel and other expenditures to compensate for the shortfall.

IF THE MARKETS FOR OUR PRODUCTS DO NOT CONTINUE TO GROW OR GROW AT EXPECTED RATES, DEMAND FOR OUR PRODUCTS WOULD BE REDUCED AND OUR BUSINESS WOULD BE HARMED.

The success of our products will rely to a large degree on the increased use of mobile devices, including personal digital assistants, cell phones, pagers and laptop and handheld computers, and on increased use of technologies such as SyncML and Bluetooth. Even if markets for our products grow, our products may not be successful. Enterprises and original equipment manufacturers may not develop sufficient confidence in mobile devices to deploy our products to a significant degree. Any inability to continue to penetrate the existing markets for mobile data management and universal mobile connectivity products, the failure of current markets to grow, new markets to develop or these markets to be receptive to our products and technologies on which our products are based, could harm our business. The emergence of these markets will be affected by a number of factors beyond our control.

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

We compete with:

o mobile data management companies, including Synchrologic, Aether Software, Pumatech and AvantGo;
o client/server database providers, including Microsoft, Interbase, Pervasive Software and Oracle;
o mobile connectivity companies, including Widcomm, Open Interface and IVT Corporation; and
o internal research and development departments of original equipment manufacturers, many of whom are our current customers.

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

Companies in the software industry frequently resort to litigation over intellectual property rights. If a court finds that we infringe on the intellectual property rights of any third party, we could be subject to liabilities, which could harm our business. As a result, we might be required to seek licenses from other companies or to refrain from using, manufacturing or selling specific products or using specific processes. Holders of patents and other intellectual property rights may not offer licenses to use their patents or other intellectual property rights on acceptable terms, or at all. Failure to obtain these licenses on commercially reasonable terms or at all could harm our business.

For instance, on April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents. The action seeks an injunction against further sales of our server and desktop synchronization products, as well as unspecified damages for past sales of our products. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. However, litigation is inherently uncertain, and we may not prevail in our defense against the claims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time defending the suit; such costs and the diversion of management time could have a material adverse effect on our business. We are unable to estimate the magnitude of our exposure at this time.

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

In our quarter ended March 31, 2002, 52% of our revenue was generated from international sales. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

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

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

Our success depends upon the continuing contributions of our key management, engineering, sales and marketing and finance personnel and our ability to attract and retain key personnel. We do not maintain any key-person life insurance policies. The loss of key personnel could harm our business. In our first quarter of fiscal 2002, we completed a restructuring plan and reduced our workforce by approximately 40 employees. In the fourth quarter of fiscal 2002, we will reduce our workforce by approximately 25 additional employees. Despite this reduction in workforce, we will continue to recruit personnel with the specific technical skills that are critical to our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of March 31, 2002, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country's currency, with the exception of our Singapore subsidiary, which are denominated in U.S. dollars. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the British pound sterling and the euro, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $2.1 million and $2.8 million in forward contracts in place at March 31, 2002 and June 30, 2001, respectively, which matured within 30 days and which approximated fair value.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents. The action seeks an injunction against further sales of our server and desktop synchronization products, as well as unspecified damages for past sales of our products. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. However, litigation is inherently uncertain, and we may not prevail in our defense against the claims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time defending the suit; such costs and the diversion of management time could have a material adverse effect on our business. We are unable to estimate the magnitude of our exposure at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    10.24    Employment Agreement between Extended Systems and Holmes T. Lundt

(b) REPORTS ON FORM 8-K

We filed no reports on Form 8-K in our quarter ended March 31, 2002.

ITEMS 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Extended Systems Incorporated



                              By: /s/ Karla K. Rosa
                                  -------------------------------------
                                  Karla K. Rosa
                                  Vice President, Finance
                                  Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer)