Form 10-K
period 2002-06-30
EXTENDED SYSTEMS INC
filed 2002-09-23
CIK 1051490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                  to

Commission File Number 000-23597

EXTENDED SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	82-0399670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5777 North Meeker Avenue, Boise, ID 83713
(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (208) 322-7575

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price of such stock as of September 4, 2002, as reported by The Nasdaq Stock Market, was approximately $27 million. Shares of common stock held by each officer and director and by each person who own 5% or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of September 4, 2002, there were 14,208,568 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2002, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

EXTENDED SYSTEMS INCORPORATED

FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements. In this Form 10-K, the words “expects,” “anticipates,” “believes,” “intends,” “will” and similar expressions identify forward-looking statements, which are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. We assume no obligation to update any forward-looking statements. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock.” You should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed in fiscal 2003. All period references are to our fiscal years ended June 30, 2003, 2002, 2001 and 2000, unless otherwise indicated.

PART I

Item 1.    Business

SIGNIFICANT EVENTS

On August 30, 2002, we completed our acquisition of ViaFone, Inc., a leading provider of real-time, mobile platform and out-of-the-box mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. ViaFone merged with and into a subsidiary of Extended Systems, and all outstanding shares of ViaFone common and preferred stock were exchanged for approximately 3,000,000 newly issued shares of Extended Systems common stock valued at approximately $11.7 million in a tax-free transaction. This transaction will be accounted for by the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations of ViaFone will be included in our consolidated statement of operations after the completion date of the acquisition.

On June 12, 2002, we completed the sale of Extended Systems Singapore Pte Ltd., our wholly owned Singapore subsidiary, to Brookhaven Asia Ltd., a holding company co-owned by the existing management team of Extended Systems Singapore Pte Ltd. We received $987,000 in cash for all of the outstanding shares of Extended Systems Singapore. The Singapore entity will act as an independent distributor providing marketing, sales, and support for Extended Systems’ products in Southeast Asia, and also plans to build product solutions based on intellectual property licensed from Extended Systems. As a result of the sale, our Singapore subsidiary is accounted for as discontinued operations, accordingly, such amounts for all periods in this Annual Report on Form 10-K, including the financial statements and related notes, have been reclassified to reflect the discontinued operations.

We originally acquired Extended Systems Singapore Ltd., formerly Parallax Research Ltd., in November 1998. The Singapore operation was instrumental in driving our infrared hardware business, and in managing our relationships with third party contract manufacturers in Asia. As we have continued to focus our efforts on our mobile and wireless enterprise software solutions, revenue from our hardware products has been a declining percentage of our net revenue. As a result, the Singapore entity was no longer strategic to our business.

During our fourth quarter ended June 30, 2002, we completed a restructuring plan to reduce costs and improve operating efficiencies and, as a result, we recorded a restructuring charge to continuing operations of $213,000 in fiscal 2002. The restructuring charge consisted primarily of costs related to the termination of 25 employees in research and development, marketing and sales, administration and manufacturing. Approximately 85% of the terminated employees were in the United States and 15% were in Europe and Asia. All of the restructuring charge was paid in April 2002.

In August of 2002, we continued our efforts to streamline operations and implemented an additional restructuring program. As a result, we expect to record a restructuring charge of approximately $200,000 in our first quarter of fiscal 2003 consisting primarily of severance payments and related costs for approximately 19 terminated employees in manufacturing, administration and research and development functions, primarily in the United States.

OVERVIEW

Founded in 1984, we are a corporation incorporated under the laws of the state of Delaware with our headquarters located in Boise, Idaho.

We provide mobile information management products designed to increase enterprise productivity and competitiveness. Enterprises and users are increasingly relying on mobile devices to access time-sensitive and critical information and enable personal information management, enterprise automation and mobile workforce management. Our mobile information management products empower users to access, collect and synchronize information on demand from various locations and from a variety of devices. These devices include mobile phones, pagers and personal digital assistants, which operate using the Palm OS, Windows CE, PocketPC, Symbian OS, and RIM-based device platforms.

Our mobile information management products feature:

•	data synchronization and device management software and applications;
•	mobile application development platforms and tools;
•	mobile applications for sales and pharmaceutical professionals that connect to back-end enterprise applications;
•	short range wireless connectivity technology based on Bluetooth and Infrared Data Association standards; and
•	embedded client/server relational database management systems (RDBMS) for stand-alone, networked, Internet and mobile database applications.

We design our products and technologies to provide cost-effective and reliable mobile computing to enterprises, users, manufacturers of mobile devices, application developers and telecommunications service providers. Our products enable:

•
users to synchronize information between mobile devices and personal computers or enterprise systems for offline access of enterprise data such as email, calendar, and mission-critical database information;

•	users to access enterprise information from a mobile device on a real-time online basis;
•	users and enterprises to increase their efficiency and productivity by using their mobile devices for a variety of new tasks; and
•	device manufacturers and application developers to design products to better meet the needs of enterprises and users, and telecommunications service providers to enhance their revenue opportunities.

We have relationships with or sell our products to leading mobile communications and computing companies and corporate enterprises, including 3Com, Agilent, British Airways, Casio, DaimlerChrysler, Ericsson, Fujitsu, Hewlett-Packard, IBM, Microsoft, Motorola, NEC, One2One, Orange, Palm, Psion, Red-M, Sharp, Siemens, Symbol and Toshiba.

INDUSTRY BACKGROUND

The use of mobile devices has increased tremendously as handheld computers, mobile phones, pagers and personal digital assistants have achieved popular acceptance and become more advanced and powerful. Improvements in mobile technology and wireless infrastructure are facilitating greater bandwidth, thereby enabling both data and voice transmission. IDC, a leading provider of technology intelligence and market data, predicts that the United States population of mobile workers will reach 104.6 million by 2006.

Meanwhile, competition and deregulation in the wireless communications industry have resulted in downward pressure on wireless service rates. Consequently, service providers are attempting to maximize revenue opportunities by developing new services and encouraging usage, while simultaneously reducing the costs associated with customer turnover and the deployment of new services. As a result, mobile device manufacturers and application developers face pressure from service providers to increase the usability and value of their devices and applications. Many of these manufacturers and developers seek to utilize data communications capabilities to do so. However, the absence of common standards for data communications has historically prevented the widespread adoption and promotion of data communications across the mobile communications industry. To address this situation, industry consortia were formed to develop industry-wide standards and protocols for wireless communication. These consortia have developed various complementary protocols, including Bluetooth protocols for short-range radio-frequency communication, IrDA infrared communication protocols created by the Infrared Data Association, SyncML data synchronization protocols and the Wireless Application Protocol (WAP). Service providers, device manufacturers and application developers are integrating these data communication capabilities to improve functionality and deliver an array of mobile communications products and services.

Enterprises seek to increase productivity through the easy, secure and cost-effective management of information access, collaboration and the use of mobile devices. Increasingly, users need secure, reliable and efficient access to critical information on demand. In addition, users need access to enterprise network information from many locations, both within and outside enterprise facilities, and through various mobile devices. As a result, mobile devices are being used for:

•	Personal information management. Users employ mobile devices in conjunction with their primary computers for tasks such as contact management, scheduling and e-mail access.
•	Enterprise automation. Enterprises deploy mobile devices for tasks within the enterprise such as inventory control and management, quality assurance and data entry and access.
•	Mobile workforce management. Enterprises deploy mobile devices for tasks outside the enterprise such as sales force automation, real-time collaboration and data access.

Unfortunately, providing flexible information access has historically been a cumbersome and expensive proposition and typically required that users make a wired connection to the network wherever and whenever they required access. In addition, with the increased use of mobile devices, many users currently must employ several devices simultaneously. Although they all may require access to the same information, these devices often run applications on separate platforms. For example, a mobile worker using a laptop for corporate e-mail may also use a personal digital assistant with personal contact information, and a mobile phone with an embedded directory, each of which functions with different operating systems, platforms and data delivery formats. To facilitate user productivity, this information must be synchronized, accessed and managed across devices and applications. Thus, users require simple, secure tools to access, collect, and synchronize information.

Enterprises, users, device manufacturers, application developers and service providers require a solution that provides data management and wireless connectivity between disparate mobile devices,

and between mobile devices and the information and applications which reside on personal computers or the enterprise network. Ideally, this type of solution should allow:

•	enterprises to provide cost-effective and seamless access to information regardless of location;
•	enterprises to implement end-to-end security to ensure corporate data remains protected;
•	users to increase their productivity by connecting a variety of mobile devices to access and manage information;
•	device manufacturers and application developers to enhance the value and usability of their devices and applications, facilitating greater market acceptance and increased use; and
•	telecommunications service providers to take advantage of data communication capabilities to drive increased usage and user loyalty.

OUR SOLUTION

We develop and market mobile information management products that enable secure, reliable and efficient access, collection and synchronization of information on demand. We have designed our products to:

•
Enable mobile data management. Our mobile data management products enable enterprises and users to access, synchronize and manage information between mobile devices and personal computers or enterprise networks. We believe enterprises can reduce their initial capital investment in computer hardware and software and their network administrative costs by using our technology to deploy applications on mobile devices. Using our products, users can manage information between their mobile devices and personal computers; enterprise groupware applications, such as Microsoft Exchange and Lotus Domino; enterprise applications, such as Siebel and SAP; or enterprise databases via LDAP, JDBC, XML data sources, and ODBC or OLEDB-compliant database connectors. In addition, enterprises can securely and efficiently deploy and manage a variety of mobile devices and extend their applications and databases across a distributed network and over the Internet.

•
Increase productivity and usability of mobile devices. Our mobile information management products improve the management of information and applications and provide convenient, wireless connectivity. These products enable users to share data and information between their mobile devices while accessing information from the Internet, personal computers or enterprise networks on demand. Enterprises can utilize devices to extend their network applications cost-effectively to other applications. We believe our mobile information management products help mobile users and enterprises increase their productivity by using mobile devices for a variety of new tasks, thereby increasing their use of these devices.

•
Increase value and usage of mobile devices and communications services. Our platforms and technologies provide the tools to enable device manufacturers and application developers to design and enhance products to meet the needs of both enterprises and users. Because our technology enables cost-effective communication and the ability to easily manage many disparate devices, we believe device manufacturers and application developers are able to increase the value of the products they sell, thereby encouraging increased adoption of those products. In addition, we believe the increased adoption of mobile devices will, in turn, drive increased usage of and loyalty to providers of mobile communications services, thereby increasing service providers’ revenue opportunities and minimizing their costs.

•
Enable wireless connectivity. Our products facilitate enterprise automation and effective mobile workforce management by providing wireless connectivity between disparate mobile devices and between mobile devices and personal computers or enterprise networks. Our products enable mobile workers to access networks or peripherals within enterprise facilities and enable enterprises to extend applications to users beyond the network environment and over the Internet, without physical connections.

OUR STRATEGY

Our objective is to become the leading provider of mobile information management products. To achieve this objective, we have adopted the following strategies:

•
Continue to develop and maintain a broad array of mobile information management products, technologies and services that demonstrate our technical excellence. We are committed to building and maintaining a full range of mobile information management products, technologies, and services that address the data management and wireless connectivity needs of enterprises and users across a broad range of mobile devices. Our products support the current leading mobile device platforms, including the Palm OS, Windows CE, Symbian EPOC, RIM and SyncML-based mobile device platforms and we intend to develop additional device support in the future. Further, we are committed to designing our technology and products to be compatible with new and emerging protocols, such as GSM, GPRS, CDPD, CDMA, 1XRTT, 3G, iMode and Mobitex networks. By continuing to provide a broad range of products, we believe that we can successfully meet the mobile information needs of users and enterprises, while enhancing the ability of service providers, device manufacturers, and application developers to increase the value of their own products and services. We actively work with industry consortia to develop wireless standards and protocols. These consortia are comprised of industry leaders, device manufacturers and software developers, and we actively participate on the leading standards boards and technical committees of these consortia. For example, we were a founding member of the Infrared Data Association, which developed the IrDA protocol. As a result of our efforts in IrDA, we were invited by the founders of Bluetooth to participate in the Bluetooth early adopter group and were accepted as an associate member of the Bluetooth Special Interest Group, while contributing on the Bluetooth Architecture review board. Extended Systems is also a promoting member of the SyncML Initiative. We believe our leadership in these consortia will continue to make our mobile information management products and technologies an integral part of mobile communications solutions.

•
Focus resources on building customer intimacy with top enterprise customers. We have invested substantial resources to develop our worldwide marketing, sales and support infrastructure. Although our products are appropriate for enterprises of all sizes, we believe large multi-national enterprises are the most lucrative market for our products. We intend to continue to focus resources to sell to large enterprises and to international markets that are adopting the use of mobile communications most rapidly. In addition, our products are currently included in or bundled with the mobile devices of industry leaders such as Ericsson, Motorola and Palm. We believe the integration of our technology in leading mobile devices provides a significant opportunity to reach the enterprises and mobile workers who are the primary users of these devices.

•
Demonstrate industry leadership by continuing to leverage alliances with leading mobile device manufacturers and applications developers. We believe it is critical to focus on continuing to demonstrate industry leadership through alliance validation. We maintain relationships with leading hardware and software vendors, including Ericsson, Hewlett-Packard, IBM, Microsoft, Motorola, Nokia, and Symbian. We believe that these relationships will enable us to develop leading-edge products and technology and influence the development of new platforms and protocols. We also believe these relationships will continue to help us achieve broader distribution of our products and technologies, making them pervasive in the mobile information management market. For example, we collaborate with Compaq Global Services to package our XTNDConnect Server software as part of its iPAQ mobile device solution thereby enabling large enterprise customers worldwide to enhance the development of custom enterprise software applications that deliver enterprise data to mobile devices.

•
Acquire and integrate complementary businesses and technologies into our mobile strategy. In order to broaden our product offering and extend our distribution channels, we have in the past and intend in the future to pursue acquisitions of, and investments in, companies with complementary products, technologies or distribution networks. For example, we just recently completed the acquisition of ViaFone, a leading provider of real-time, mobile platform and out-of-the-box mobile applications that bridge field sales and service employees with the critical business systems, information and processes of their enterprise. In February 2002, we acquired AppReach, a small firm specializing in the development of enterprise software that extends customer relationship management (CRM) applications to mobile and wireless devices. In August 1999, we acquired Advance Systems Limited, a developer of server-based synchronization software for portable computing devices and high-end mobile phones. In October 1998 and November 1998, we completed acquisitions of Rand Software, a developer of data synchronization software, and Parallax Research, a developer of infrared connectivity products. In April 1997, we acquired Counterpoint Systems Foundry, a developer of connectivity software. The Counterpoint acquisition formed the basis for our Infrared and Bluetooth technology.

OUR PRODUCTS

We design, develop, sell and support products that enable companies to extend enterprise applications securely and efficiently to mobile and wireless environments. Our mobile information management segment includes mobile data management and wireless connectivity solutions.

Mobile Data Management Products

Our mobile data management and synchronization software enables IT departments to securely integrate and manage the myriad of mobile devices and applications that are becoming increasingly important to the corporate enterprise. The cross-platform support of the XTNDConnect product line provides IT managers and developers with a single mobile data management solution for multiple devices, connections and applications.

Product	Description	Target Customers/Relationships

Mobile Data Management and Synchronization Software:

XTNDConnect Server
A software application that:

•     allows information to be transferred directly between enterprise network applications and mobile devices through wired or wireless connections;
•     provides IT staff centralized control, data security and management for mobile devices;
•     supports Palm OS, Windows CE, Pocket PC, Symbian, RIM, and SyncML-based mobile devices;
•     manages data and applications on mobile devices with backup/restore, installation, configuration and reporting capabilities;

•     Enterprises that are deploying mobile devices or enabling applications for mobile deployment.
•     Application developers who design vertical mobile applications. Examples of vertical markets include manufacturing, healthcare, finance, insurance, legal and transportation.
•     XTNDConnect Server serves as the foundation for IBM’s Mobile Connect product and IBM WebSphere’s synchronization server.

Product	Description	Target Customers/Relationships

•     enables users to easily synchronize data with servers, including Microsoft Exchange and Lotus Notes and with ODBC or OLEDB-compliant databases such as DB2, Oracle, Sybase and Advantage Database Server; and
•     assures the secure transfer of corporate data to and from mobile devices using Certicom encryption.

We added XTNDConnect Server to our product line when we acquired Advance Systems in fiscal 2000.

XTNDConnect PC
A software application that:

•     allows a user to manage and synchronize personal information such as contacts, calendar, tasks, email, and notes between a mobile device and popular personal computer applications;
•     supports devices including Palm OS, Windows CE, Pocket PC, Casio PocketViewer, and various mobile phones from Sony Ericsson and Siemens; and
•     supports many popular personal computer applications including Microsoft Outlook, Lotus Notes, Lotus Organizer, Act!, Goldmine, and Palm’s desktop.

We added this product to our product line when we acquired Rand Software in fiscal 1999.

•     Enterprises and users through electronic commerce.
•     Original equipment manufacturers, such as personal digital assistant and mobile phone manufacturers.
•     Sony Ericsson and Siemens bundle XTNDConnect PC with select mobile phones.
•     XTNDConnect is the foundation for Lotus’ EasySync Pro.

Product	Description	Target Customers/Relationships

Client/Server Database Products:

XTNDConnect Mobile Objects
An embedded server that:

•     streamlines the development of mobile and desktop applications and provides the ability to extend existing enterprise applications to mobile devices;
•     provides an easy-to-use, cross-platform solution that gives application developers an environment for building custom mobile applications;
•     provides security through Streamline SecurityTM, which is a patent-pending security design based on Certicom’s Elliptical Curve security technology;
•     provides cross-platform support for Pocket PC, Palm and Windows devices; and
•     supports client application development for AppForge, Code Warrior and embedded Visual Studio.
Application developers who design vertical mobile applications.

Advantage Database Server
A high performance client/server database management system for standalone, networked, mobile and Internet database applications that:

•     provides developers the flexibility to combine SQL statements and relational data access methods with the performance and control of navigational commands;
•     includes native SQL support as well as a client interface, supporting common application development tools such as Delphi, Visual Objects and Visual Basic, as well as any applications with an ODBC interface; and
Application developers who design vertical applications.

Product	Description	Target Customers/Relationships

• works in both Novell NetWare and Windows NT server environments and improves multi-user performance by efficiently allocating database operations between the client and the server.

Advantage Development Tool Kits	Software tools used by database application developers to develop, debug and deploy reliable applications running in an Advantage Database Server environment.	Application developers who design vertical applications.

Wireless Connectivity Product Solutions

Our wireless connectivity product solutions permit users to wirelessly connect and exchange data using either Bluetooth short-range radio frequency or IrDA infrared technology, thereby eliminating cables, connectors and physical attachments.

Our wireless connectivity product solutions consist of:

•	Embedded short-range wireless Bluetooth protocol software;
•	Embedded IrDA protocol software, test systems and Windows application software;
•	SyncML client software development kits; and
•	IrDA wireless connectivity hardware.

Product	Description	Target Customers/Relationships

Embedded Short-Range Wireless Bluetooth Protocol Software:

XTNDAccess Blue SDK–Embedded Bluetooth Protocol Software
A Bluetooth software development kit that:

•      provides an efficient way to add reliable Bluetooth radio communications to any embedded device including personal digital assistants, mobile phones, pagers, digital cameras, portable office equipment, watches, medical equipment; industrial automation products and more;
•      is on the Bluetooth Qualified Product List, certified for Object Push, File Transfer, Dial-up Networking, LAN Access, FAX, Cordless

•      Original equipment manufacturers that integrate Bluetooth into their products.
•      Licensed by Palm Computing for inclusion in releases of Palm OS.
•      Licensed by Motorola to implement Bluetooth transport technology in Motorola products.
•      Licensed by Hewlett-Packard to implement Bluetooth technology in various imaging devices
•      Ported to run on Fujitsu’s picoJava-II based chip.
•      Licensed by NEC for implementation in a

Product	Description	Target Customers/Relationships

	Telephone, Headset and Intercom profiles; • provides support for Multi-transport OBEX and IrMC; and • includes source code and complete documentation for implementing Bluetooth into mobile devices.	Bluetooth printer adapter and in a Bluetooth ISDN terminal adapter (AtermITX92BT).

Bluetooth Windows Applications
A Bluetooth software development kit that:

•      provides an efficient way to implement Bluetooth wireless technology in Windows-based devices;
•      supports leading Bluetooth hardware manufacturers including Broadcom, Cambridge Silicon Radio, Ericsson and SiliconWave;
•      includes lower level Windows protocols, support for Dial-up Networking and LAN profiles, as well as applications for Object Push, File Transfer and Synchronization profiles; and
•      via XTNDConnect PC, enables file synchronization between a PC and a Palm Windows CE (Pocket PC), or a Casio Pocket Viewer device.

•      Original equipment manufacturers who are producing Bluetooth devices and need them to communicate with Windows-based PC’s.
•      PC manufacturers and PC card and USB peripheral manufacturers who need to bundle Bluetooth software to provide a complete solution.

Product	Description	Target Customers/Relationships

XTNDAccess SyncML SDK
A client toolkit that:

•      provides an efficient way to implement the SyncML synchronization protocol for a wide range of devices including cell phones, smart phones and personal digital assistants;
•      works with out-of-the-box client/server and PC Sync applications such as our XTNDConnect Server and XTNDConnect PC software; and
•      certified compliant by the SyncML Initiative.
Device manufacturers for mobile phones and personal digital assistants.

XTNDConnect Blue SDK for Windows CE
A Bluetooth software development kit that:

•      enables mobile device manufacturers to use Bluetooth functionality in their Windows-based products and Pocket PC devices; and
•      has portable source code that enables manufacturers to compile it for specific processors or display sizes.
• Original equipment manufacturers who develop Windows CE-based products, such as handhelds, industrial equipment, automotive systems and medical devices.

Embedded IrDA Protocol Software, Test Systems and Windows Applications Software:

XTNDAccess IrDA Software
A complete IrDA infrared software development kit that provides an efficient way to add reliable IrDA-compliant communications to any embedded device including digital cameras and handheld organizers such as mobile phones, watches and the Palm Organizer.
• Original equipment manufacturers that integrate IrDA into their products. • Palm has included this software in their Palm OS and all devices starting with the Palm III.

Product	Description	Target Customers/Relationships

IrDA Infrared Test Tools	A stand-alone testing and certification system for IrDA-enabled devices. We added wireless connectivity tools to our product line in 1999 through the acquisition of Genoa’s IrDA testing tools.	Original equipment manufacturers for the design, development and testing of infrared implementation in mobile devices.

IrDA Wireless Connectivity Hardware:

XTNDAccess hardware products
XTNDAccess hardware products enable mobile users to link portable and stationary devices together for mobile information management applications such as synchronization, file transfer, access to local area networks, intranets and the Internet all without a single physical connection. We have engineered the hardware, embedded software stacks, Windows drivers and user applications included with each wireless connectivity hardware product. Products include:

•     XTNDAccess IrDA PC Adapter: a wireless link between a mobile device and a desktop personal computer with a serial port.
•     XTNDAccess IrDA Network Adapter: a wireless access point for connection to a local area network.
•     XTNDAccess IrDA USB Adapter: a wireless link between a mobile device and a desktop personal computer with a USB port.
•     XTNDAccess IrDA Printer Adapter: a wireless link between a mobile device and a printer with a parallel port.

•     Original equipment manufacturers that incorporate or bundle our products with personal digital assistants, mobile phones, pagers, laptop computers, digital cameras, watches and other mobile devices.
•     Enterprise customers through our distributors and through e-commerce to support the use of XTNDConnect Server for Palm, Pocket PC, CE and EPOC-based mobile devices.

OUR TECHNOLOGY

We focus our technology development efforts on mobile data management software and wireless connectivity software. Important technology features of our products are described below.

Mobile Data Management Software Technologies:

XTNDConnect Server. Our technology allows the update and exchange of data with enterprise server applications such as Microsoft Exchange, Lotus Notes and any databases accessible via ADO (OLE DB), ODBC or via our custom SDK, and helps system administrators manage mobile devices with IT application deployment, backup, restore, installation, configuration and reporting. Technological features of XTNDConnect Server meet the following needs of IT organizations:

•	management and configuration of users and mobile devices using our administration program, which supports Microsoft Management Console plug-in technology for remote monitoring;
•	customized synchronization using enhanced filtering technologies, which is particularly useful for synchronization using wireless protocols such as Mobitex, GSM, GPRS, CDMA, CDPD, 1XRTT, 3G, or iMode;
•	advanced security implementing elliptical curve encryption technologies that permit highly-secure connections, while consuming minimal bandwidth and battery power on the mobile device;
•	broad communications options enabling any wired, wireless or cellular connection, including physical or wireless TCP/IP, GSM, CDMA, iDEN, Internet, PPP, cradle, IrDA or Bluetooth; and
•
support for Microsoft Exchange, Lotus Notes or any database accessible via ADO (OLE DB), ODBC or via our custom SDK, custom plug-ins to support proprietary applications and our proprietary replication wizard for synchronization of database records.

XTNDConnect PC. XTNDConnect PC is a desktop synchronization solution with technology that allows users to synchronize common data types (such as contacts, calendar, email, and notes) between mobile devices and popular applications on their personal computer. Our technology incorporates a single engine to synchronize information between personal computer applications (such as Microsoft Outlook, Lotus Notes, Lotus Organizer and ACT!) and mobile devices (such as Palm OS, Windows CE, Pocket PC, Casio Pocket Viewer and Siemens and Ericsson mobile phones). In addition, we have extended our synchronization technology through our Internet alliances to online personal information managers and provide support for devices using industry-accepted synchronization standards (such as IrMC and SyncML). Data record translation capabilities synchronize many disparate device formats and application data types, for example, allowing joint synchronization with Palm OS, Microsoft Windows CE and Pocket PC devices. Auto-Connect technology permits the automatic synchronization of devices upon connection and can be supported on Bluetooth and IrDA, as well as cable and cradle connections.

XNTDConnect Mobile Objects. Our software is a distributed-object solution that enables mobile/handheld and PC applications to directly interact with centrally located server-based objects. The technology supports client development and client application development for AppForge, CodeWarrior and eMbedded Visual Studio. Cross-platform support is provided for Pocket PC, Palm and Windows devices. For unstable network environments there is live database access with store and forward architecture. XTNDConnect Mobile Objects also supports Streamline Security, which is a patent-pending security design based on Certicom’s Elliptical Curve security technology. Streamlined Security uses a one-pass authentication model instead of the five-pass model that is common with secure socket layer (SSL) security. Streamlined Security is therefore optimal for wireless networks because the user is authenticated in one pass. In addition, if the user connection is lost, the server recognizes the device automatically without re-authentication once connectivity is regained. This is accomplished by a sessionless key that is placed on the device upon initial authentication. In comparison, the SSL model requires the user to endure the five-pass model again upon reconnection, which can take 15 seconds per pass.

Advantage Database Server. We have developed algorithms for burst-mode transmission of data records across the LAN or WAN. Advantage Database Server has an advanced filter optimization engine, enhanced locking algorithms and support for a wide variety of communications protocols. Its transaction processing engine is subject to a patent that we hold.

Wireless Connectivity Software Technologies:

Multi-transport OBEX. Multi-transport OBEX, or Object Exchange, allows disparate mobile devices to exchange abstract information types (objects) without pre-existing configuration of drivers, file type or protocols between the devices. Our Multi-transport OBEX is agnostic to the type of physical connection, isolating the communications media from the applications using the connection and allowing synchronization through a wireless connection such as Bluetooth or IrDA or through a physical connection such as USB or serial.

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

XTNDAccess Blue SDK. Bluetooth radio communications technology allows high-speed interconnection, over distances of up to 10 meters, of personal digital assistants, personal computers and mobile phones, without the use of cables, connectors or docking cradles. With its small memory footprint, we believe XTNDAccess Blue SDK is one of the market’s first embedded implementations of Bluetooth stacks for small, inexpensive mobile devices such as personal digital assistants, pagers, cameras and mobile phones. XTNDAccess Blue SDK includes an embedded operating system application of all modules from Hardware Control Interface to the OS abstraction layer. Within this protocol set is software for functions such as a Hardware Control Interface Driver, Service Discovery Protocol, RFCOMM, OBEX API and TCS Binary.

XTNDConnect Blue SDK for Windows. XTNDConnect Blue SDK for Windows is a software development kit that enables PC and mobile device manufacturers, PC hardware manufacturers and application developers to quickly develop Bluetooth solutions for Windows-based products. The SDK provides a full set of tools for developing wireless communication applications for Windows 2000, Windows 98SE, Windows ME, and Pocket PC operating systems. Components of the software development kit include a:

•	wireless toolkit including APIs and sample development applications;
•	Bluetooth protocol stack for Windows 2000, 98SE and ME;
•	driver development kit including sample drivers for USB, PCMCIA and UART radios; and
•	developer’s guide.

XTNDAccess SyncML SDK. XTNDAccess SyncML SDK is a client toolkit that enables developers to implement the SyncML synchronization protocol for a wide range of embedded devices. Designed for client devices such as cell phones, smart phones, and personal digital assistants, the kit provides a complete set of tools including portable source code, easy-to-use APIs and comprehensive documentation.

OUR NEW PRODUCTS AND TECHNOLOGY ACQUIRED FROM VIAFONE

The product solution set we acquired from ViaFone consists of the OneBridge Mobility Suite, which is a collection of software products that connects field sales and service employees with the critical business systems, information, and processes of their enterprise. The OneBridge Mobility Suite includes both the OneBridge Mobility Platform and OneBridge Mobile Business Applications.

OneBridge Mobility Platform

OneBridge Mobility Platform is a Java and XML-based development application framework that is designed to streamline the development process for building mobile applications that access information from many back-office applications, including enterprise resource planning (ERP), customer relationship management (CRM), and e-mail from voice and data interfaces. Product features of OneBridge Mobility Platform include the following:

•
the ability to access information stored in complex multi-vendor enterprise information systems through a set of integrated connectors and adapters that support direct access to Siebel, SAP, Oracle, Lotus Notes, Microsoft Exchange, LDAP, JDBC and XML data sources;

•	dynamic markup rendering for deploying mobile applications on thin client devices such as Palm, PocketPC, RIM Blackberry or any other equipment that supports WAP, HTML, or iMode;
•	support for offline operation, server side synchronization and alerts on Palm and PocketPC devices;
•	the ability to access enterprise information through a voice interface via any telephone, either land line or cellular;
•	an integrated tools suite that allows for back-end integration logic and presentation logic to be managed from a single toolkit;
•	open and extensible APIs and interfaces that allow customization of applications in Java, XSL, JavaScript, VBScript, and COM; and
•	a multi-tiered deployment architecture that allows for different components of the mobile applications to run on different remote computers based on security, scalability, and integration needs.

ViaFone designed the OneBridge Mobility Platform to provide the following benefits to customers:

•	Security. Full DMZ and shared DMZ/Private Network configurations enable maximum security when the mobile applications using the OneBridge Mobility Platform access information over the Internet.
•
Scalability. Because OneBridge servers are stateless from the network perspective, applications can virtually support any number of users by easily adding another computer and distributing the load using any IP load-balancing technique.

•
Integration. OneBridge’s support for multiple operating systems and platforms enables the computer running the integration logic to be distributed and eventually use a different operating system than the one providing the presentation logic to devices. This allows for maximum flexibility and versatility when it comes to interfacing with complex multi-vendor data systems.

OneBridge Mobile Business Applications

OneBridge Mobile Business Applications consist of a set of pre-built application modules that are designed to leverage the power of the OneBridge Mobility Platform and provide a rapidly deployable functionality. The OneBridge Mobile Business Applications provide real-time and offline access to personal information management (PIM), CRM and ERP information through pre-defined modules that are configured to access Siebel, SAP, Microsoft Exchange and Lotus Notes systems. The available applications consist of the following:

OneBridge Mobile Professional. OneBridge Mobile Professional enables access to Microsoft Exchange and Lotus Notes personal information management information (Email, Calendar, Contacts and Expense Reporting) from a broad range of mobile devices.

OneBridge Mobile Sales. OneBridge Mobile Sales provides access to Activities, Opportunities, Customers, Contacts, and Orders directly from Siebel, and/or SAP systems. Information can be either accessed in real time or downloaded to a Pocket PC-enabled device via physical product cradle or over the Internet.

OneBridge Mobile Pharma. OneBridge Mobile Pharma optimizes time utilization and visit efficiency for pharmaceutical sales representatives. It provides Call Report, Samples Management, Prescription Data and Product Information functionality that accesses Siebel, ePharma, Microsoft Exchange, Lotus Notes and Oracle databases from any Pocket PC device.

OneBridge Mobile Portal. Designed specifically for telecommunications service providers, OneBridge Mobile Portal is a customizable, multilingual mobile portal management engine that enables telecommunications providers to build, deploy and manage mobile portals for their consumer and corporate subscribers quickly and easily. With Mobile Portal, service providers use a Web browser interface and drag-and-drop functionality to create portal menus for users that feature service providers’ content and application partners.

RESEARCH AND DEVELOPMENT

As of June 30, 2002, we had 79 full-time equivalent employees devoted to our research and development activities, primarily at our facilities in Boise, Idaho; Bristol, England; and Corvallis, Oregon. Our acquisition of ViaFone added an additional 14 engineers located in Brisbane, California and Toronto, Canada. We believe our success depends upon our ability to develop, introduce and manufacture new products and enhance existing products, allowing us to offer our customers products that achieve increasing levels of capability, performance and reliability. Our research and development efforts are currently focused on:

•	data synchronization;
•	mobile device management;
•	secure information transfer;
•	thick and thin-client support for mobile devices;
•	mobile server platforms;
•	mobile applications;
•	short-range wireless technologies; and
•	mobile development tools.

During fiscal 2002, 2001 and 2000, research and development expenses from continuing operations were $10.0 million, $12.5 million and $8.1 million, respectively, representing 42%, 40% and 32%, respectively, of our net revenue from continuing operations. In connection with our acquisition of Advance Systems in August 1999, we incurred an in-process research and development charge of $2.4 million in fiscal 2000. We anticipate that we will commit substantial resources to research and development in the future. We will continue to add specific development expertise, as needed, through our recruiting and hiring efforts, as well as through continued acquisitions of engineering-oriented technology companies.

MARKETING AND SALES

As of June 30, 2002, we had an in-house marketing and sales staff of 72 full-time equivalent employees, who are largely responsible for generating end-user demand for our products by soliciting prospective customers, providing technical advice with respect to our products and working with distributors and original equipment manufacturers to sell our products. We added 12 sales and marketing personnel with the close of the ViaFone acquisition. We conduct our marketing and sales activities primarily from our offices in Boise, Idaho and our international offices in Canada, France, Germany, Italy, the Netherlands, and the United Kingdom. In addition, we supplement our direct marketing and sales organization with our indirect channel. We have significant distributor relationships in Japan, Sweden, Germany, Switzerland, Brazil, Spain, France, Singapore, Korea and Taiwan.

SERVICE AND SUPPORT

As of June 30, 2002, we had 40 full-time equivalent service and support personnel at our facility in Boise, Idaho and at our international offices. We added 15 professional services personnel, located primarily in Toronto, Canada, upon our acquisition of ViaFone. In our restructuring, completed in August 2002, we also moved 10 engineers into our professional services organization. In addition to our internal support, our independent distributors provide some service and support to customers. We believe that service and support are critical components of customer satisfaction and the success of our business. Our commitment to service and support enables us to interact regularly with our customers’ network administrators and to identify and respond to their needs on an ongoing basis. We offer a wide range of customer support services under our ExtendAssist Program. This program includes a technical support hotline to provide a range of telephone support to our customers through a toll-free number. In addition, we maintain a technical support group comprised of engineers and technicians, 24-hour automated support, and an on-line bulletin board, which contains in-depth technical information. Through ExtendAssist, our engineering staff provides technical support through e-mail. We also provide on-line services to distribute technical advice and software updates.

MANUFACTURING AND OPERATIONS

We rely on third-party suppliers for components used in our products and we subcontract manufacturing functions for our hardware products. Our in-house operations consist mainly of materials procurement, testing, quality assurance, and shipping of our products.

COMPETITION

The markets for our products are rapidly evolving and intensely competitive. Furthermore, the markets for our mobile data management and wireless connectivity product solutions are relatively new and characterized by frequent product introductions, changing protocols and rapidly developing technology. As mobile devices continue to grow in power and usage and become a major component of enterprise information management, we expect new competitors to enter these markets and existing competitors to expend increasing resources to develop mobile data management and universal wireless product solutions. As a result, we expect competition in these markets to intensify.

Mobile Synchronization and Data Management

Our mobile synchronization and data management products compete primarily with products offered by Synchrologic, Aether Systems, Pumatech, AvantGo and iAnywhere, a division of Sybase. We believe that the primary competitive factors for these products are:

•	the ability to support a broad range of mobile device platforms and synchronize information with a broad range of databases and applications; and

•	speed and security of synchronization.

Client/Server Database

Our client/server database products compete primarily with products offered by Microsoft, through its SQL Server product, Interbase, Pervasive Software and Oracle, through its Oracle Lite server product. We believe that the primary competitive factors for these products are:

•	ease of integration into developers’ applications;
•	speed;
•	reliability; and
•	scalability, or the ability to increase the number of client users.

Wireless Connectivity Product Solutions

Our wireless connectivity product solutions compete primarily with products offered by Widcomm, Open Interface and IVT Corporation. We believe that the primary competitive factors for these products are:

•	the ability to support a broad range of user profiles and mobile device platforms; and
•	interoperability between mobile devices.

INTELLECTUAL PROPERTY

Our success depends significantly on our proprietary technology and other intellectual property. To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with many of our employees and consultants and licensing agreements. Despite these protections, third parties might obtain and use our technologies without authorization or develop similar technologies independently. The steps we have taken may not prevent misappropriation of our intellectual property, particularly in countries other than the United States where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

We own 36 registered trademarks, including 4 we acquired with the acquisition of ViaFone. We cannot assure you that any of our current or future trademark applications will be approved. Even if these applications are approved, any trademarks may be successfully challenged by others or invalidated. There may be third parties using names similar to ours of which we are unaware. If our trademark applications are not approved or if our trademarks are invalidated because of prior third-party registrations, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all.

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

EMPLOYEES

As of June 30, 2002, we had 235 employees and 228 full-time equivalent employees. In August of 2002, as a part of our continuing efforts to streamline operations, approximately 19 employees located mostly in the United States were terminated. We added 41 employees who are located primarily in Brisbane, California and Toronto, Canada to our workforce upon completion of our acquisition of ViaFone. None of our employees is represented by a labor union or is subject to a collective bargaining agreement with respect to his or her employment with us. We believe that our relations with our employees are good.

Item 2.    Properties

We own our corporate headquarters in Boise, Idaho, which consists of approximately 100,000 square feet of space located on 24 acres of land. We use our headquarters facility for research and development, marketing and sales, customer support, manufacturing and administration. We lease sales, support and development offices throughout the United States, Canada and Europe. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.    Legal Proceedings

On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech’s synchronization-related patents, that our alleged use of the trademark “Satellite Forms” constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys’ fees. We believe that Pumatech’s claims are without merit, and we intend to defend the suit vigorously. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech’s complaint in which we deny Pumatech’s charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. However, litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims against the claims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time defending the suit; such costs and the diversion of management time could have a material adverse effect on our business. While management currently believes the amount of the potential liability, if any, with respect to this action will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Extended Systems held a Special Meeting of Stockholders on August 29, 2002, in Boise, Idaho. At the special meeting, the stockholders of Extended Systems approved the issuance of up to 3,000,000 shares of common stock in connection with the merger of Venus Acquisition Corporation, a wholly- owned subsidiary of Extended Systems, with and into ViaFone, Inc. (“the Proposal”). Represented in person or by proxy at the special meeting were over 53% of all shares of Extended Systems common stock entitled to vote on the Proposal. There were 5,866,320 votes cast in favor of the Proposal, 83,957 votes cast against the Proposal and 26,123 shares abstained.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the Nasdaq National Market System under the symbol “XTND”. The following table sets forth the high and low sales prices of our common stock:

	High	Low
Fiscal Year 2002
Fourth Quarter, ended June 30, 2002	$5.75	$2.50
Third Quarter, ended March 31, 2002	8.00	5.05
Second Quarter, ended December 31, 2001	8.48	2.20
First Quarter, ended September 30, 2001	8.05	2.34
Fiscal Year 2001
Fourth Quarter, ended June 30, 2001	13.20	5.57
Third Quarter, ended March 31, 2001	29.81	10.25
Second Quarter, ended December 31, 2000	56.19	10.13
First Quarter, ended September 30, 2000	101.00	39.25

On September 4, 2002, the last reported per share sale price of our common stock on the Nasdaq National Market was $2.395 per share. The market for our common stock is highly volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock.”

According to our transfer agent’s records, we had 313 stockholders of record as of September 4, 2002. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

We have not declared or paid any dividends on our common stock since September 1994. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Financial Data

You should read the following consolidated selected financial data in conjunction with our Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Amounts are in thousands, except per share amounts. As a result of the sale of our Singapore subsidiary in fiscal 2002 and the sale of certain assets and liabilities of our printing solutions segment in fiscal 2001, the operations of our Singapore subsidiary and our printing solutions segment are accounted for as discontinued operations in accordance with Accounting Principles Bulletin No. 30 and Statement of Financial Accounting Standards No. 144. Amounts for all periods in this Annual Report on Form 10-K, including the financial statements and related notes, have been reclassified to reflect the discontinued operations.

For the years ended June 30,	2002	2001	2000	1999	1998
Net revenue	$23,845	$30,936	$25,221	$19,126	$18,760
Gross profit	20,236	20,571	15,955	10,035	10,093
Research and development	10,021	12,481	8,053	5,392	5,020
Acquired in-process research and development	–	–	2,352	166	–
Marketing and sales	13,502	18,066	11,470	9,076	7,513
General and administrative	4,379	7,169	4,219	3,544	3,295
Amortization of intangibles	925	925	857	48	–
Restructuring charge	213	1,096	–	–	–
Loss from operations	(8,804)	(19,166)	(10,996)	(8,192)	(5,735)
Income tax provision (benefit)	(2,068)	7,358	(3,499)	(3,144)	(2,210)
Loss from continuing operations	(6,810)	(26,066)	(7,845)	(5,341)	(4,177)
Income (loss) from discontinued operations and gain (loss) from sale of discontinued operations, (net)	(380)	2,592	2,860	3,879	7,475
Net income (loss)	(7,190)	(23,474)	(4,985)	(1,462)	3,298

Loss per share from continuing operations:
Basic and diluted	(0.62)	(2.46)	(0.82)	(0.63)	(0.57)
Earnings (loss) per share from discontinued operations:
Basic and diluted	(0.03)	0.24	0.30	0.46	1.02
Earnings (loss) per share:
Basic and diluted	(0.65)	(2.22)	(0.52)	(0.17)	0.45

As of June 30,	2002	2001	2000	1999	1998
Cash and cash equivalents	$5,439	$6,585	$6,191	$9,668	$15,006
Total assets	20,371	28,143	44,221	40,799	40,147
Long-term debt	–	–	–	67	7,617
Total stockholders’ equity	13,088	18,938	37,715	26,595	26,592

For fiscal 2002, our income tax benefit from continuing operations of $2.1 million was partially offset by an income tax expense of $301,000 from discontinued operations. This net benefit of $1.8 million was primarily represented by a $1.6 million tax refund we received due to a net operating loss carryback resulting from a temporary increase in the carryback period as part of the Job Creation and Worker Assistance Act of 2002. The balance of the benefit relates primarily to a reserve that was reversed when we discontinued our Singapore operations. Our income tax provision and loss from continuing operations for fiscal 2001 includes a $14.0 million valuation allowance recorded against our deferred tax assets. Our loss from continuing operations in fiscal 2001 also includes $1.4 million in charges associated with the terminated merger with Palm, Inc. included in general and administrative expenses and $1.1 million in employee termination benefits resulting from our restructuring. Our loss from continuing operations for fiscal 2000 includes an acquired in-process research and development charge associated with our acquisition of Advance Systems. Our loss from continuing operations for fiscal 1999 includes charges of $2.4 million related to our exit from our port replicator business and an acquired in-process research and development charge associated with our acquisition of Rand Software.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of
  Operations

This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, statements regarding:

•	levels of software product license fees and royalties;
•	levels of international sales;
•	future profitability;
•	future operating cash flows;
•	expected benefits from our acquisition of ViaFone;
•	levels of service revenue;
•	levels of original equipment manufacturer sales;
•	claims made by Pumatech, Inc.;
•	anticipated gross margin;
•	staffing and expense levels;
•	levels of accounts receivable;
•	levels of capital expenditures;
•	anticipated cash funding needs; and
•	future acquisitions.

We assume no obligation to update any forward-looking statements and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock” and elsewhere in this Annual Report on Form 10-K. You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2003. All yearly references are to our fiscal years ended June 30, 2003, 2002, 2001 and 2000, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

Significant Events

On August 30, 2002, we completed our acquisition of ViaFone, Inc., a leading provider of real-time, mobile platform and out-of-the-box mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. ViaFone merged with and into a subsidiary of Extended Systems, and all outstanding shares of ViaFone common and preferred stock were exchanged for approximately 3,000,000 newly issued shares of Extended Systems common stock valued at approximately $11.7 million in a tax-free transaction. This transaction will be accounted for by the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations of ViaFone will be included in our consolidated statement of operations after the completion date of the acquisition.

On June 12, 2002, we completed the sale of Extended Systems Singapore Pte Ltd., our wholly owned Singapore subsidiary, to Brookhaven Asia Ltd., a holding company co-owned by the existing management team of Extended Systems Singapore Pte Ltd. We received $987,000 in cash for all of the outstanding shares of Extended Systems Singapore. The Singapore entity will act as an independent distributor providing marketing, sales, and support for Extended Systems’ products in Southeast Asia, and also plans to build product solutions based on intellectual property licensed from Extended Systems. As a result of the sale, our Singapore subsidiary is accounted for as discontinued operations, accordingly, such amounts for all periods in this Annual Report on Form 10-K, including the financial statements and related notes, have been reclassified to reflect the discontinued operations.

We originally acquired Extended Systems Singapore Ltd., formerly Parallax Research Ltd., in November 1998. The Singapore operation was instrumental in driving our infrared hardware business, and in managing our relationships with third party contract manufacturers in Asia. As we have continued to focus our efforts on our mobile and wireless enterprise software solutions, revenue from our hardware products has been a declining percentage of our net revenue. As a result, the Singapore entity was no longer strategic to our business.

During our fourth quarter ended June 30, 2002, we completed a restructuring plan to reduce costs and improve operating efficiencies and, as a result, we recorded a restructuring charge to continuing operations of $213,000 in fiscal 2002. The restructuring charge consisted primarily of costs related to the termination of approximately 25 employees in research and development, marketing and sales, administration and manufacturing. Approximately 85% of the terminated employees were in the United States and 15% were in Europe and Asia. All of the restructuring charge was paid in April 2002.

In August of 2002, we continued our efforts to streamline operations and implemented an additional restructuring program. As a result, we expect to record a restructuring charge of approximately $200,000 in our first quarter of fiscal 2003 consisting primarily of severance payments and related costs for approximately 19 terminated employees in manufacturing, administration and research and development functions, primarily in the United States.

Overview

We classify our product offerings into one operating segment, our mobile information management segment, which consists of product solutions that extend enterprise applications to mobile and wireless environments. The products in our mobile information management segment include data synchronization and management software, wireless connectivity products and client/server database management systems with remote access capabilities. Until April 2001, we also marketed and sold enterprise Internet appliances.

We sell our mobile information management products primarily to enterprises, original equipment manufacturers, application developers and resellers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

•	software license fees and royalties;
•	support and maintenance fees;
•	professional services, including non-recurring development fees that we generate when we adapt products to customers’ specifications and consulting services; and
•	sales of hardware products.

Our future results of operations will be highly dependent upon the success of our software products, specifically our XTNDConnect data synchronization and management software, OneBridge products added from our ViaFone acquisition, and our XTNDAccess and XTNDConnect infrared and Bluetooth wireless connectivity software. We expect the license fees and royalties generated by these products to continue to constitute a significant majority of our revenue.

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our international sales subsidiaries, overseas original equipment manufacturers and from a limited number of international distributors. Based on the region in which the customer resides, net revenue from continuing operations may be analyzed as follows for the years ended June 30:

Net Revenue Percentages by Region	2002	2001	2000
Domestic	49%	41%	40%
International:
Europe	38	43	46
Asia	9	14	10
Other regions	4	2	4

Total international	51	59	60

Net revenue from continuing operations	100%	100%	100%

The increase in domestic revenue as a percentage of our total revenue from fiscal 2001 to 2002 is primarily due to a decrease in sales of our Internet products in Europe and a decrease in sales of our XTND Access hardware products to OEM customers located in Asia. We also saw an increase in domestic sales of our Advantage Database Server products in fiscal 2002 in both absolute dollars and as a percentage of our total Advantage Database Server revenue.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 45% and 55% of our net revenue throughout fiscal 2003.

Revenue generated from sales to original equipment manufacturers and to companies that license our software to include in their own software offering has fluctuated in the past. We expect it will also fluctuate in future quarters, because demand in these markets is difficult to predict, as it is dependent upon the timing of customer projects and the effectiveness of their marketing efforts.

We sell our products directly to end-user customers and also market and sell many of our products through multiple indirect channels, primarily distributors and resellers. No customers accounted for greater than 10% of revenue from continuing operations in fiscal 2002, 2001 or 2000.

Critical Accounting Policies

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates, assumptions and judgments that can have a material impact on our net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The policies described below are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Our audited consolidated financial statements and notes thereto contain our significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies that we consider critical to an understanding of the consolidated financial statements are highlighted below.

Revenue Recognition

To recognize software revenue we apply the provisions of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and generally recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collection of the resulting receivable is reasonably assured.

At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable, based on the payment terms associated with the transaction. If a significant portion of a fee is due after the shorter of our normal payment terms or 90 days, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due and payable. If we had assessed the fixed or determinable criterion differently, the timing and amount of our revenue recognition may have differed materially from that reported.

At the time of the transaction we also assess whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue, and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. If we assessed collectibility differently, the timing and amount of our revenue recognition may have differed materially from that reported.

For arrangements with multiple obligations (for instance, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method. This means that we defer revenue from the total fees associated with the arrangement equivalent to the vendor-specific objective evidence of fair value of the elements of the arrangement that have not yet been delivered. The vendor-specific objective evidence of fair value of any undelivered element is established by using historical evidence specific to Extended Systems. For example, the vendor-specific objective evidence of fair value for maintenance and support is based upon separate sales of renewals to other customers or upon the renewal rates quoted in the contracts, and the fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. If we allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported. For certain of our products, we do not sell maintenance separately but do provide minimal support and bug fixes and, from time to time, minor enhancements to ensure that the products comply with their warranty provisions. Accordingly, we allow for warranty costs at the time the product revenue is recognized.

When we license our software to original equipment manufacturers or to companies that include our software in their software offering, royalty revenue is generally recognized when customers report to us the sale of software to their end user customer. In cases where the arrangement with our customer provides for a prepaid nonrefundable royalty, we generally recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We recognize revenue for support and maintenance services ratably over the contract term and we generally recognize revenue from training and consulting services as these services are performed. At the time of the transaction, we assess whether or not any services included within the arrangement require us to perform significant customization or modification to the software. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of costs incurred in relation to the total estimated costs. If we were to make different judgments or utilize different estimates of the total amount of work we expect to be required to customize or modify the software, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that previously reported.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of identifiable intangibles, fixed assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to: (1) significant underperformance relative to historical or projected future operating results, (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (3) significant negative industry or economic trends, (4) a significant decline in our stock price for a sustained period, and (5) our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a market capitalization approach when the information is readily available. When the information is not readily available, we use a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model to measure any impairment. If we made different judgments or utilized different estimates our measurement of any impairment may have differed materially from that reported.

Income Taxes

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of June 30, 2002, we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we made different judgments or utilized different estimates, the amount or timing of the valuation allowance recorded may have differed materially from that reported. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially impact our financial position and results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivable and historical collection patterns. If we made different judgments or utilized different estimates, the timing and amount of our reserve may have differed materially from that reported.

Results of Continuing Operations

The following section sets forth our results of continuing operations for the fiscal years ended June 30, 2002, 2001, and 2000:

Net Revenue

	Fiscal year ended June 30,
	2002	% Change	2001	% Change	2000
Revenue:
License fees and royalties	$19,180	(4)%	$20,022	39%	$14,422
Services	3,058	12	2,737	44	1,905
Hardware and other	1,607	(80)	8,177	(8)	8,894

Total net revenue	$23,845	(23)%	$30,936	23%	$25,221

License fees and royalties. License and royalty revenue consists of fees for licenses of our software products. Revenue is recognized when persuasive evidence of an arrangement exists; the software has been delivered and accepted, in the limited number of instances where contracts contain acceptance criteria; the fee is fixed or determinable and we estimate collectibility is reasonably assured. In those situations where we are actively participating with a reseller or distributor in the sale to an end-user, we recognize revenue on a sell-through basis, when the product has been delivered to the end-user. The decrease in license fees and royalties in fiscal 2002 from fiscal 2001 was due primarily to a decrease in revenue from our Bluetooth and infrared software development kits due to the timing of original equipment manufacturer’s development. This decrease was partially offset by an increase in the number of XTNDConnect Server and Advantage Database Server software licenses sold. The increase in license fees and royalties in fiscal 2001 from fiscal 2000 was due primarily to an increase in the number of licenses sold of our XTNDConnect data synchronization and management software and our XTNDAccess and XTNDConnect infrared and Bluetooth wireless connectivity software products.

We expect revenue from license fees and royalties to increase in fiscal 2003. This increase is expected to come primarily from increased licensing of our XTNDConnect data synchronization and management products and from licensing of products we recently acquired from ViaFone. We do not currently anticipate that Bluetooth royalty revenue will be a material component of our net revenue in fiscal 2003.

Services. Service revenue consists primarily of support and maintenance contracts sold to our customers, and also consists of professional services. We recognize revenue from support and maintenance contracts ratably over the stated support period, which is generally 12 months. Our professional services typically consist of standard product installations, training, significant customization of our standard license product, or non-recurring engineering. For installations and training, we generally recognize revenue as we perform the services. For customizations of our standard products and non-recurring engineering projects, we use contract accounting to recognize revenue as work progresses. Our service revenue increased in fiscal 2002 from fiscal 2001 primarily due to an increase in support and maintenance revenue generated from contracts on new licenses sold and contract renewals. The increase was partially offset by a decrease in revenue from non-recurring engineering and other consulting projects, which fluctuates as a result of the timing of customer projects. The increase in service revenue in fiscal 2001 from fiscal 2000 was primarily due to the increase of support and maintenance contracts sold on new licenses and contract renewals.

We expect service revenue to continue to increase in fiscal 2003, although we expect it will fluctuate from quarter to quarter based on the timing of professional services and non-recurring engineering fees earned. We are expecting an increase in revenue primarily as a result of our new strategic focus on professional services, as evidenced by the addition of a dedicated professional services group in the first quarter of fiscal 2003. This group is comprised of a team of 15 professionals from ViaFone and of 10 engineers formerly dedicated to development within our company. We expect that service revenue will also increase in fiscal 2003 due to an increase in the number of support and maintenance contracts sold on new licenses and contract renewals.

Hardware and Other. Hardware and other revenue consists primarily of sales of our XTNDAccess hardware products and our enterprise Internet products. Revenue, net of estimated returns, is generally recognized from the sale of these products upon shipment to the customer. The decrease in revenue from hardware products from fiscal year 2002 to fiscal year 2001 was due primarily to an expected decrease in unit sales of our infrared products sold to original equipment manufacturers and a decrease in sales of our Internet products. The decrease in hardware revenue in fiscal 2001 from fiscal year 2000 was due primarily to a significant decrease in unit sales of XTNDAccess IrDA Printer Adapters and our enterprise Internet products.

We expect that revenue from our mobile information management hardware products will continue to decrease throughout fiscal 2003. We are currently evaluating alternatives for our hardware products and expect to restructure this business or adopt a plan for exiting this business in the first quarter of fiscal 2003.

Gross Profit

	Fiscal year ended June 30,
	2002	% Change	2001	% Change	2000
Gross profit:
License fees and royalties	$17,862	(2)%	$18,257	38%	$13,260
Services	1,820	102	899	16	775
Hardware and other	554	(61)	1,415	(26)	1,920

Total gross profit	$20,236	(2)%	20,571	29%	$15,955
Gross margin	85%		66%		63%

Our cost of net revenue consists primarily of costs associated with:
•	post-sales support;
•	component, labor and overhead costs of our hardware products;
•	amortization of purchased technology;
•	royalties for the use of third-party software
•	personnel providing professional services; and
•	other production-related activities.

The increase in gross margin in fiscal 2002 from fiscal 2001 was primarily a result of a decrease in unit sales of our hardware products, which have lower gross margins than our software products. The increase was also due, to a much lesser extent, to the cost reductions implemented throughout fiscal 2001 and in the first quarter of fiscal 2002, as described above. The increase in gross margin in fiscal 2001 from fiscal 2000 was primarily the result of increased sales of mobile information management software products and decreased shipments of lower margin mobile information management hardware products.

We expect an increase in sales of our higher margin mobile information management software products in fiscal 2003. At the same time, we expect an increase in amortization of purchased technology as a result of our acquisition of ViaFone and an increase in revenue from lower-margin professional services. As a result, we expect our gross margin to be in the range of 82% to 85% through fiscal 2003.

Operating Expenses

Throughout fiscal 2001, we consolidated three of our offices in the United States and Europe and, as a result, reduced operating expenses and reduced our workforce by approximately 40 employees. During our first quarter of fiscal 2002, ended September 30, 2001, we also completed the restructuring plan that we announced in our fourth quarter of fiscal 2001, which further reduced costs and improved operating efficiencies. This restructuring included the termination of approximately 40 employees in research and development, marketing and sales, administration and manufacturing.

In the fourth quarter of fiscal 2002, we completed a restructuring plan that included the termination of approximately 25 employees in research and development, marketing and sales, administration and manufacturing. The effect of these and other cost-saving measures are reflected in our cost of goods sold and our operating expenses for fiscal 2002 as compared to the same periods last year.

In August of 2002, we continued our efforts to streamline operations and implemented an additional restructuring program that consisted primarily of the termination of approximately 19 employees in manufacturing, administration, and research and development. This restructuring will result in an increase in our cost of net revenue, to reflect personnel reassigned to our professional services team, and a decrease in our operating expenses in the first quarter of fiscal 2003.

Research and Development Expenses

	Fiscal year ended June 30,
	2002	% Change	2001	% Change	2000
Research and development	$10,021	(20)%	$12,481	55%	$8,053
as a % of net revenue	42%		40%		32%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs and facility expenses. The decrease in research and development expenses in fiscal 2002 from fiscal 2001 was primarily the result of a reduction in personnel subsequent to our restructurings. At June 30, 2002 we had 79 full-time equivalent research and development personnel and contractors, a decrease from the 118 full-time equivalent personnel at the same time last year. The increase in fiscal 2001 from fiscal 2000 was primarily the result of an increase in the number of personnel dedicated to mobile information management software projects by approximately 40 engineers.

In fiscal 2003, we expect our research and development costs to decrease. Increases in research and development costs associated with our recent acquisition of ViaFone are expected to be offset by several factors, including the sale of our Singapore operations in the fourth quarter of fiscal 2002, our decision to reduce investment in non-strategic applications, the completion of development on old-generation software and the recent consolidation of our product set.

Marketing and Sales Expenses

	Fiscal year ended June 30,
	2002	% Change	2001	% Change	2000
Marketing and sales	$13,502	(25)%	$18,066	58%	$11,470
as a % of net revenue	57%		58%		45%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing and sales personnel, promotional expenses and pre-sales support costs. The decrease in marketing and sales expenses in fiscal 2002 from fiscal 2001 was primarily due to a reduction in marketing and sales personnel subsequent to our restructurings in fiscal 2001 and fiscal 2002 and a reduction in promotional expenses of approximately $2.2 million. At June 30, 2002, we had 112 full-time equivalent marketing, sales, and support personnel and contractors, as compared to 137 full-time equivalent personnel and contractors at the same time last year. The increases in marketing and sales expenses for fiscal 2001 from fiscal 2000 were primarily due to an increase in domestic mobile information management personnel costs of approximately $1.8 million and promotional expenses of approximately $2 million, with the balance being an increase in these same costs at our European subsidiaries.

We expect marketing and sales expenses to increase moderately in fiscal 2003 as a result of increased sales staffing, including sales personnel added in our acquisition of ViaFone, although we expect these expenses to decrease as a percentage of net revenue.

General and Administrative Expenses

	Fiscal year ended June 30,
	2002	% Change	2001	% Change	2000
General and administrative	$4,379	(39)%	$7,169	70%	$4,219
as a % of net revenue	18%		23%		17%

General and administrative expenses primarily consist of salaries and other personnel costs for our finance, management information systems, human resources and other administrative groups, as well as professional service fees and directors’ and officers’ insurance costs. The decrease in general and administrative expenses in fiscal 2002 from fiscal 2001 was primarily attributable to the expenses associated with the terminated merger with Palm, Inc. in fiscal 2001, a $410,000 decrease in bad debt expense and a decrease in personnel costs subsequent to our restructuring completed in fiscal 2002, offset in part by an increase in legal fees of $163,000 in fiscal 2002 related primarily to the Pumatech lawsuit. The increase in general and administrative expenses in fiscal 2001 from fiscal 2000 was primarily the result of $1.4 million in expenses associated with the terminated merger with Palm, Inc., a $786,000 increase in bad debt expense due to the impact of the decline in the worldwide economy on certain of our customers and an increase of $371,000 in the cost of our directors’ and officers’ insurance.

We expect general and administrative expenses to increase in fiscal 2003 as a result of an increase in legal fees associated with the Pumatech lawsuit, and an increase in directors’ and officers’ insurance. We expect the increases will be partially offset by decreased personnel costs resulting from our recent restructuring in August 2002. At June 30, 2002, we had 35 full-time equivalent employees in administration, as compared to 55 full-time equivalent personnel at the same time last year. No general and administrative personnel were added with our acquisition of ViaFone.

Restructuring Charges

During our fourth quarter ended June 30, 2002, we completed a restructuring plan to reduce costs and improve operating efficiencies and, as a result, we recorded a restructuring charge to continuing operations of $213,000 in fiscal 2002. The restructuring charge consisted primarily of costs related to the termination of approximately 25 employees in research and development, marketing and sales, administration and manufacturing. Approximately 85% of the terminated employees were in the United States and 15% were in Europe and Asia. All of the restructuring charge was paid in April 2002.

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

A summary of the restructuring costs is outlined as follows:

Workforce Reduction Costs
Restructuring charges in fiscal 2001	$1,096
Cash payments	—

Balance at June 30, 2001	1,096
Restructuring charges in fiscal 2002	213
Cash payments for fiscal 2001 and 2002 charges	(1,309)

Balance at June 30, 2002	$—

In August of 2002, we continued our efforts to streamline operations and implemented an additional restructuring program. As a result, we expect to record a restructuring charge of approximately $200,000 in our first quarter of fiscal 2003 consisting primarily of severance payments and related costs for approximately 19 terminated employees in manufacturing, administration and research and development functions, primarily in the United States.

Amortization of Intangibles

	Fiscal year ended June 30,
	2002	% Change	2001	% Change	2000
Amortization of intangibles	$925	0%	$925	8%	$857
as a % of net revenue	4%		3%		3%

Amortization of intangibles in all periods presented is the result of goodwill that arose from our acquisitions of Advance Systems and Rand Software in our mobile information management segment. Because we are adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” beginning with our first quarter of fiscal 2003, we do not expect to report any material goodwill amortization expense in future periods.

Income Tax Provision (Benefit)

	Fiscal year ended June 30,
	2002	% Change	2001	% Change	2000
Income tax provision (benefit)	$(2,068)	128%	$7,358	(310)%	$(3,499)
as a % of income (loss) before taxes	23%		(39)%		31%

The change in the income tax provision or benefit for fiscal 2002 from fiscal 2001 was primarily the result of recording an income tax benefit of approximately $1.6 million in the third quarter of fiscal 2002 for the refund we received as a result of the temporary increase in the net operating loss carryback period created by the Job Creation and Worker Assistance Act of 2002 and recording an income tax expense in the fourth quarter of fiscal 2001 to set up a full valuation allowance for our net deferred tax assets.

The change in the income tax provision or benefit for fiscal 2001 from fiscal 2000 was primarily the result of a $14.0 million valuation allowance recorded in the fourth quarter of fiscal 2001 against our deferred tax assets, which consisted primarily of net operating loss carryforwards. In assessing our ability to realize deferred income tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent on us generating taxable income during periods in which the temporary differences reverse and net operating loss and tax credit carryforwards expire. We recorded a valuation allowance equal to 100 percent of our remaining deferred tax assets at June 30, 2001, as a result of several factors that arose in the fourth quarter of fiscal 2001. These factors were:

•	the sale of our profitable printing solutions segment in May 2001;
•	the decline in the overall economy and the impact it had on us and our customers in our fourth quarter;
•	changes in our sales force that occurred in our fourth quarter; and
•	the operating losses in our mobile information management segment.

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

Business Combinations

Accounting for Goodwill

Goodwill represents the excess of the cost over the fair value of the net tangible and identifiable intangible assets acquired from business combinations. Through our fiscal year ended June 30, 2002, our goodwill was amortized over its estimated useful life of five years using the straight-line method. Beginning with our first quarter of fiscal 2003, we are required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill is no longer amortized and we will cease amortizing goodwill beginning July 1, 2002. Instead, at least annually, we will review the goodwill for impairment.

ViaFone

On August 30, 2002, we completed the acquisition of ViaFone, a leading provider of real-time, mobile platform and out-of-the-box mobile applications that bridge field sales and service employees with the critical business systems, information and processes of their enterprise. We acquired ViaFone in exchange for approximately 3,000,000 newly issued shares of Extended Systems common stock valued at approximately $11.7 million in a tax-free transaction. Pursuant to the merger agreement, approximately 450,000 shares of our common stock issued in connection with the merger were placed in an escrow fund to be used as the exclusive source of reimbursement to us for breaches and violations of the merger agreement or if certain financial targets are not met. The acquisition will be accounted for by the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” We expect that the purchase price in excess of fair value of the net tangible assets acquired will be allocated among developed technology, acquired in-process research and development, patents, customer base, and goodwill. Developed technology will be amortized over the expected life of the technology and acquired in-process research and development will be expensed in the first quarter of fiscal 2003.

AppReach

In February 2002, we acquired all of the outstanding stock of AppReach, Inc. in exchange for 33,950 shares of our Common Stock valued at $204,000 plus acquisition expenses of approximately $18,000. AppReach, based in Baltimore, Maryland, specialized in the development of enterprise software that extends customer resource management (CRM) applications to mobile and wireless devices.

A summary of the net assets acquired at the date of the acquisition is as follows:

Net working capital	$(20)
Property and equipment	5
Goodwill	237

Net assets acquired as of date of acquisition	$222

This transaction was accounted for by the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and accordingly, the results of operations of the company have been included in the consolidated statement of operations since the acquisition date.

Oval

In August 1999, we acquired all of the outstanding stock of Oval (1415) Limited for $5.5 million in cash, including acquisition expenses, and 625,000 shares of our common stock valued at $3.0 million. We accounted for this transaction by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations,” and, accordingly, Oval’s results of operations have been included in our consolidated statement of operations since the acquisition date.

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

A summary of the net assets acquired at the date of the acquisition is as follows:

Net working capital	$112
Property and equipment	45
Developed technology, goodwill and other intangibles	5,984
Acquired in-process research and development	2,352

Net assets acquired as of date of acquisition	$8,493

We estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $2.4 million. We expensed the amount allocated to acquired in-process research and development as a charge to operations in the first quarter of fiscal 2000, because the projects were not complete and had no alternative future use.

We determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from such projects were based on our estimates and excluded amounts expected to result from existing products and technologies. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. We based the estimated cost of net revenue and estimated operating expenses on our cost structure and that of comparable companies.

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk-adjusted discount rates of 50% to 65%. The discount rates were based on various factors such as:

•	the stage of completion at the acquisition date;
•	the complexity of the work completed as of the acquisition date;
•	costs incurred as of the valuation date;
•	difficulties of completing the remaining development in a reasonable time;
•	technical uncertainties of the remaining tasks; and
•	the costs remaining to complete the projects.

We used a portion of the acquired in-process research and development to further enhance Advance Systems’ existing server-based synchronization technology by implementing a plug-in architecture. This type of design allows users and third-party software providers to develop small software components that plug into our XTNDConnect Server product and extend the range of applications supported by XTNDConnect Server. In September 1999, we implemented the first phase of this architecture with the release of XTNDConnect Server Version 2.2, which supports IBM’s DB2 Everywhere 1.1 (DB2E) handheld relational database and Microsoft’s ActiveX Data Object (ADO) interface, and provides other enhanced management tools. The acquired in-process research and development assigned to this project was valued at $943,000 as of the date of the acquisition. We incurred an estimated $69,000 to complete Version 2.2.

In November and December of 1999, we released versions of XTNDConnect Server that support encryption, Lotus Notes/Domino R5 and Symbian’s EPOC operating system. The acquired in-process research and development assigned to this project was valued at $1.2 million at the date of the acquisition. This project was approximately 60% complete at the time of the acquisition and required an estimated $41,000 to complete.

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

Results of Discontinued Operations

On June 12, 2002, we completed the sale of Extended Systems Singapore Pte Ltd, our wholly owned Singapore subsidiary, to Brookhaven Asia Ltd., a holding company co-owned by the existing management team of Extended Systems Singapore Pte Ltd. The purchase price for all the outstanding shares of the company was $987,000.

We originally acquired Extended Systems Singapore Ltd., formerly Parallax Research Ltd., in November 1998. The Singapore operation was instrumental in driving our infrared hardware business, and in managing our relationships with third party contract manufacturers in Asia. As we have continued to focus our efforts on our mobile and wireless enterprise software solutions, revenue from our hardware products has been a declining percentage of our net revenue. As a result, the Singapore entity was no longer strategic to our business.

On May 31, 2001, we sold our printing solutions segment, which included our network print server and non-network printer sharing products to Troy Group, Inc. for $1.6 million in cash, net of expenses. We sold our printing solutions segment to Troy because the segment was not consistent with our core business strategy, which focuses on mobile information management solutions.

As a result of the reclassification of our printing solutions segment and our Singapore subsidiary as discontinued operations, operating results for our printing solutions segment and our Singapore subsidiary are reported, net of tax, under “Income from discontinued operations” on our Statements of Operations.

	Fiscal year ended June 30,
	2002	% Change	2001	% Change	2000
Net revenue	$1,117	(93)%	$17,103	(45)%	$31,291
Income (loss) from discontinued operations, net of taxes	(45)	(102)	2,522	(12)	2,861
Gain (loss) on sale of discontinued operations, net of taxes	(335)	(578)	70	–	–

The decrease in net revenue from discontinued operations for fiscal 2002 from fiscal 2001 was primarily a result of there being no material revenue from our discontinued printing solutions segment in fiscal 2002 and of a significant decrease in revenue in our Singapore subsidiary from fiscal 2001 to fiscal 2002. The decrease in revenue in fiscal 2001 from fiscal 2000 was principally due to decreased unit sales of both network print server products and non-network printer sharing products in our printing solutions segment and decreased unit sales of our XTNDAccess hardware products in our Singapore subsidiary.

Income from our discontinued operations decreased in fiscal 2002 from fiscal 2001 primarily as a result of there being no material revenue from our discontinued printing solutions segment in fiscal 2002 and as a result of the decrease in income generated by our Singapore subsidiary due to decreased sales to Hewlett-Packard. The income from our discontinued operations decreased in fiscal 2001 from fiscal 2000 primarily as a result of the significant decrease in income from our Singapore subsidiary and a decrease in gross profit in our printing solutions segment resulting from a decrease in unit sales of our printing solutions products. This decrease was partially offset by an increase in income from our printing solutions segment resulting from a decrease in operating expenses as we continued our shift in focus from our printing solutions products to our mobile information management products.

Liquidity, Capital Resources and Financial Condition

Net Cash Used By Operating Activities

	Fiscal year ended June 30,
	2002	2001	2000
Net cash used by operating activities	$(2,472)	$(4,051)	$(2,640)

Net cash used by operating activities in fiscal 2002 was primarily the result of our net loss and the result of a decrease in accounts payable and accrued expenses, adjusted for such non-cash items as depreciation and amortization. These cash uses were partially offset by a decrease in receivables and inventories, and an increase in deferred revenue. Net cash used by operating activities in fiscal 2001 was primarily a result of our net loss, adjusted for such items as the change in deferred taxes and to our depreciation and amortization, provision for bad debts and provision for write-down of inventory. This cash use was partially offset by a decrease in receivables, an increase in payables and a decrease in inventory. Net cash used by operating activities in fiscal 2000 was primarily a result of the payment of the discount upon maturity of our long-term debt and an increase in receivables, principally income taxes receivable. These cash uses were partially offset by our net loss, adjusted for such items as depreciation and amortization and acquired in-process research and development, and a decrease in inventory.

Accounts receivable, net of allowance, were $4.3 million and $8.5 million at June 30, 2002 and 2001, respectively. The decrease in accounts receivable from fiscal 2001 to fiscal 2002 is due primarily to a decrease in DSOs (days sales outstanding), a decrease in total net revenue and particularly a decrease in net revenue from original equipment manufacturers. We expect that our accounts receivable will increase in fiscal 2003 as a result of an expected increase in net revenues. Accounts receivable may also increase in the future if net revenue from original equipment manufacturers and international customers becomes a higher percentage of our net revenue because these customers generally have longer payment cycles.

Net Cash Provided (Used) By Investing Activities

	Fiscal year ended June 30,
	2002	2001	2000
Net cash provided (used by) investing activities	$462	$1,219	$(3,432)

Net cash provided by investing activities in fiscal 2002 was primarily the result of proceeds from the sale of our Singapore subsidiary net of cash sold with the entity. These proceeds were partially offset by purchases of property and equipment. As part of our effort to control cash and expenses, we did not make a significant investment in property and equipment in fiscal 2002. Net cash provided by investing activities in fiscal 2001 was primarily the result of proceeds from the sale of our discontinued operations, which consisted of our printing solutions segment, and proceeds from the sale of our facility in Bozeman, Montana. These proceeds were offset, in part, by purchases of property and equipment. Net cash used by investing activities in fiscal 2000 consisted primarily of cash payments for the acquisition of Oval, the parent company of Advance Systems.

We plan to incur aggregate capital expenditures of approximately $250,000 during fiscal 2003, primarily for software, system improvements and personal computers. We expect our cash position will increase in the first quarter of fiscal 2003 by $1.2 million as a result of the closing of the ViaFone acquisition.

Net Cash Provided By Financing Activities

	Fiscal year ended June 30,
	2002	2001	2000
Net cash provided by financing activities	$871	$3,230	$2,737

Net cash provided by financing activities in fiscal 2002 consisted of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities in fiscal 2001 and 2000 consisted primarily of proceeds from the issuance of common stock under our stock plans, partially offset in fiscal 2000 by payments on our long-term debt. We had no long-term debt in fiscal 2002.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can currently access up to $5.0 million of financing in the form of a demand line of credit, subject to current accounts receivable balances. The line of credit is collateralized by certain of our assets. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. To date we have no draws on this line of credit.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.2 million of term debt with Silicon Valley Bank. We have restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005

We believe that our existing working capital and borrowing capacity, the funds we expect to generate from our operations and the cash we acquired in the ViaFone merger will be sufficient to fund our anticipated working capital and capital expenditure requirements through fiscal 2003. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if inventory, accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. These sources of liquidity could include borrowing against our line of credit or offering additional equity securities, which could result in dilution to our stockholders, or additional debt financing. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

Effects of Foreign Currency Exchange Rates

We derive a substantial portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of independent distributors and overseas original equipment manufacturers. Sales made by our international subsidiaries, excluding our former Singapore subsidiary, are generally denominated in each country’s respective currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into United States dollars. Fluctuations in exchange rates also may make our products more expensive to original equipment manufacturers and independent distributors who purchase our products in United States dollars.

In participating countries, we have completed the transition of our product prices to the European single currency, the euro, and have converted financial systems from local denominations to the euro. We did not experience significant costs to make the transition and all such costs were expensed to operations as they were incurred.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the British pound sterling and euro, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated

or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $1.9 million and $2.8 million in forward contracts in place, which approximated fair value, against the euro and British pound sterling at June 30, 2002 and 2001, respectively, which matured within 30 days. We recognized net currency exchange losses of $129,000, $1,000 and $134,000 for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which we are required to adopt in our first quarter of fiscal 2003 ending September 30, 2002. This statement requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, we will cease to amortize approximately $4.2 million of goodwill for which we had recorded approximately $850,000 of amortization expense during fiscal 2002 and for which we would have recorded approximately $850,000 of amortization expense during fiscal 2003. In lieu of amortization we will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

•
Step 1—we will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•
Step 2—we will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

We expect to complete the initial review during the first quarter of 2003. We do not expect to record an impairment charge upon completion of the initial review; however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes various existing standards on accounting for long-lived assets. This new standard establishes a single accounting method under which long-lived assets to be disposed of by sale are measured at the lower of book or fair value less cost to sell. Additionally, this statement expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. We are required to adopt this statement in our first quarter of fiscal 2003 ending September 30, 2002. We do not believe adoption of this statement will have a material effect on our consolidated financial statements.

In June 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This new standard requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe adoption of this statement will have a material effect on the amount of any liability to be recorded for the costs covered by this standard, however, the time at which the liability will be recognized may be affected.

Factors That May Affect Future Results and Market Price of Stock

We have a recent history of losses and anticipate continued losses in fiscal 2003.

Since the third quarter of our fiscal 1999, we have devoted significant financial resources to the research and development of, and marketing and sales for, our mobile information management software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources to product development and marketing and sales and, as a result, we expect to continue to incur operating losses and may incur negative cash flow from operations through at least the end of our first quarter of fiscal 2003. We currently believe that we will generate positive cash flow from operations for our second quarter of fiscal 2003. Our ability to reach positive cash flow from operations, and our ability to maintain positive cash flow from operations in subsequent periods, will depend on a number of factors, including:

•	our ability to generate sufficient revenue and control expenses;
•	our ability to realize the benefits of the acquisition of ViaFone while minimizing the costs of integrating our business operations and products;
•	buying patterns of our corporate information technology and original equipment manufacturer customers;
•	changes in customer demand for our products;
•	the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
•	announcements or introductions of new products or services by our competitors;
•	the outcome of our dispute with Pumatech, Inc. and the impact of any litigation on our financial and management resources;
•	delays in our development and introduction of new products and services;
•	changes in our pricing policies as a result of increased competition;
•	the mix of distribution channels through which we sell our products;
•	the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
•	the emergence of new technologies or industry standards;
•	normal seasonality that we experience in the first quarter of our fiscal year;
•	the timing of customer orders, which can be influenced by fiscal year-end buying patterns, seasonal trends or general economic conditions; and
•	a shift in the mix of our products sold, which may result in fluctuations in our gross margin.

We may not realize the benefits of our recent acquisition of ViaFone, Inc.

Whether we realize the benefits of our acquisition of ViaFone will depend on our ability to integrate the people, operations, technology and products of ViaFone in a timely, efficient and effective manner. Integrating ViaFone will be a complex, time-consuming and expensive process and may result in revenue disruption, operational difficulties and diversion of management resources. Successful integration of ViaFone will be affected by the following:

•	we may be unable to successfully coordinate our software development operations with those of ViaFone in a rapid and efficient manner, resulting in a delay in our releasing products to the market;

•
we may be unable to combine our product offerings and product lines with those of ViaFone quickly and smoothly, resulting in our having to spend additional time or money on integration of products and technology;

•	we may be unable to successfully demonstrate the benefits of the combined company’s product line to our customers, resulting in delay or deferral of purchasing decisions by our customers;
•
our management may spend too much time on integration issues, resulting in the diversion of our management’s attention from other business concerns, including product development, marketing and operations;

•
we may be unable to retain and motivate key employees, resulting in delays and disruptions in integrating ViaFone’s operations, products and technology and additional costs associated with recruiting and training replacement employees;

•	we may be unable to retain key alliances, resulting in an impairment of our ability to achieve our product development and marketing objectives;
•	we may be unable to integrate our business culture with that of ViaFone, resulting in additional costs and delays in integrating ViaFone’s operations and employees; and
•	we may discover unknown liabilities associated with the acquired business and technology of ViaFone, resulting in unforeseen business expenses and delays in product development.

If we do not successfully integrate ViaFone in a timely, efficient and effective manner, our business, financial condition and results of operations could be adversely affected.

Our business relies on enterprises implementing mobile applications and devices and may be harmed by declines in information technology spending.

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

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen or continue longer than expected, demand for our products may be further reduced as a result of enterprises reducing information technology spending on our products and original equipment manufacturers reducing their use of our products in their own products. As a result, our revenue may fail to grow or decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in additional charges incurred in connection with restructuring or other cost-cutting measures we may implement. For example, on April 10, 2002, we announced a restructuring plan to reduce costs and improve operating efficiencies and, as a result, incurred approximately $213,000 in restructuring costs in our fourth quarter of fiscal 2002, primarily for severance payments to terminated employees. In addition, in August of 2002, we continued our efforts to streamline operations and implemented an additional restructuring program. As a result, we expect to record a restructuring charge of approximately $200,000 in our first quarter of fiscal 2003 consisting primarily of severance payments and related costs for terminated employees.

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

Our quarterly revenue and operating results currently depend in large part on the volume and timing of orders received within the quarter and on the number of software seats licensed, which are difficult to forecast. In addition, a significant portion of our revenue results from the sale of products to a number of resellers and distributors, which are difficult to predict. Significant portions of our expenses are related to personnel and, therefore, are fixed in advance, based in large part on our forecast of future revenue. If revenue and gross profit are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust personnel and other expenditures to compensate for the shortfall.

If the markets for our products do not continue to grow or do not grow at expected rates, demand for our products would be reduced and our business would be harmed.

The success of our products currently will rely to a large degree on the increased use by individuals and enterprises of mobile devices, including personal digital assistants, cell phones, pagers and laptop and handheld computers, and on increased use of technologies such as SyncML and Bluetooth. Even if markets for our products grow, our products may not be successful. Enterprises and original equipment manufacturers may not develop sufficient confidence in mobile devices to deploy our products to a significant degree. Any inability to continue to penetrate the existing markets for mobile data management and wireless connectivity product solutions, the failure of current markets to grow, new markets to develop or these markets to be receptive to our products and technologies on which our products are based, could harm our business. The emergence of these markets will be affected by a number of factors beyond our control.

We depend on a number of key business relationships and if we fail to maintain these relationships, or are unable to develop new relationships, our business would suffer.

An important element of our strategy is the development of key business relationships with other companies that are involved in product development, joint marketing and the development of mobile communication protocols. If we fail to maintain our current relationships or are unable to develop new relationships, our business would suffer. Some of these relationships impose substantial product support obligations on us, which may not be offset by significant revenue. The benefits to us may not outweigh or justify our obligations in these relationships. Also, in order to meet our current or future obligations to original equipment manufacturers, we may be required to allocate additional internal resources to original equipment manufacturers’ product development projects, which may delay the completion dates of our other current product development projects.

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

We compete with:

•	mobile data management companies, including Synchrologic, Aether Systems, Pumatech AvantGo and iAnywhere, a division of Sybase;
•	client/server database providers, including Microsoft, Interbase, Pervasive Software and Oracle;
•	mobile connectivity companies, including Widcomm, Open Interface and IVT Corporation; and
•	internal research and development departments of original equipment manufacturers, many of whom are our current customers.

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

Our patents, trademarks or copyrights may be invalidated, circumvented or challenged, and the rights granted under these patents, trademarks and copyrights might not provide us with any competitive advantage, which could harm our business. Any of our pending or future patent applications may not be issued with the scope of the claims we are seeking, if at all. In addition, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around our patents. Further, effective intellectual property protection may be unavailable or limited in some countries outside of the United States.

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

For instance, on April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech’s synchronization-related patents, that our alleged use of the trademark “Satellite Forms” constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys’ fees. We believe that Pumatech’s claims are without merit, and we intend to defend the suit vigorously. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech’s complaint in which we deny Pumatech’s charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech’s synchronization software patents are invalid and not infringed by our product. However, litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time defending the suit; such costs and the diversion of management time could have a material adverse effect on our business. While business. While management currently believes the amount of the potential liability, if any, with respect to this action will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position or results of operations.

In order to protect our proprietary rights, we may decide to sue third parties. Any litigation, whether brought by or against us, could cause us to incur significant expenses and could divert a large amount of management time and effort. A claim by us against a third party could, in turn, cause a counterclaim by the third party against us, which could impair our intellectual property rights and harm our business.

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

As part of our strategy, we intend to continue to pursue the acquisition of companies that either complement or expand our existing business. If we fail to properly evaluate and execute acquisitions, our business would be harmed. We may not be able to properly evaluate the technology and accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses. Acquisitions involve a number of risks and difficulties, including:

•	the integration of acquired technologies with our existing products and technologies;
•	diversion of management’s attention and other resources to the assimilation of the operations and personnel of the acquired companies;
•	availability of equity or debt financing on terms favorable to us and our stockholders;
•	integration of management information systems, personnel, research and development, and marketing, sales and support operations;
•	expansion into new markets and business areas;
•	potential adverse short-term effects on our operating results; and
•	retention of customers post-acquisition.

In addition, if we conduct acquisitions using debt or equity securities, our existing stockholders’ investments may be diluted, which could affect the market price of our stock.

International sales and operations represent a substantial portion of our revenue. Our business may be harmed due to risks associated with international sales and operations.

In fiscal year 2002, based on the region where the customer resides, 51% of our revenue was generated from international sales. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

•	changes in government regulations;
•	export license requirements;
•	tariffs, taxes and trade barriers;
•
fluctuations in currency exchange rates, which could cause our products to become relatively more expensive to customers in a particular country and lead to a reduction in sales in that country; longer collection and payment cycles than those in the United States;

•	difficulty in staffing and managing international operations; and
•	political and economic instability, including military and terrorist actions.

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

The complex software and computer hardware products we offer may contain undetected errors when first introduced or as new versions are released. These errors could result in dissatisfied customers, product liability claims and the loss of or delay in market acceptance of new or enhanced products, any of which could harm our business. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may deploy our products. For example, our mobile information management products are used in a wide variety of telecommunications environments. Changes in technology standards or an increase in the number of telecommunications technologies used in the marketplace may create compatibility issues with our products and our customers’ environments. Accordingly, despite testing by us and by current and potential customers, errors could be found after commencement of commercial shipment. A successful product liability claim brought against us could result in our payment of significant legal fees and damages, which would harm our business.

Our stock price may be volatile and could drop significantly, resulting in the partial or total loss of a stockholder’s investment.

The trading price of our common stock may fluctuate significantly, which may cause a stockholder’s investment to decrease in value. The following factors may have a significant impact on the market price of our common stock:

•	announcements of acquisitions by us or our competitors;
•	quarter-to-quarter variations in our operating results;
•	sales of significant numbers of shares within a short period of time;
•	the outcome of our litigation with Pumatech;

•	announcements of technological innovations or new products by us or our competitors;
•	general conditions in the computer and mobile device industry;
•	general economic conditions and their impact on corporate information technology spending;
•	price and trading volume volatility in the public stock markets in general;
•	announcements and updates of our business outlook; and
•	changes in security analysts’ earnings estimates or recommendations regarding our competitors, our customers or us.

Substantial amounts of our common stock may be sold causing our stock price to decline significantly when the shares of stock issued in connection with the ViaFone acquisition are released from their lock-up agreements.

A substantially large number of shares of our common stock may be sold into the public market within short time periods at various dates following the close of the merger on August 30, 2002. As a result, our stock price could fall. Of the approximately 3,000,000 shares of Extended Systems common stock issued in connection with this merger, approximately 439,612 shares were immediately available for resale by the former stockholders of ViaFone and 2,482,809 shares of Extended Systems common stock are subject to “lock-up” agreements that restrict the timing of the resale of these shares. Under the lock-up agreements, 827,603 shares will be released and available for sale in the public market on February 28, 2003, six months after the closing date of the merger, an additional 827,603 shares will be released and available for sale in the public market on May 31, 2003, nine months after the closing date of the merger and an additional 827,603 shares (372,412 of which are subject to an escrow arrangement) will be available for sale in the public market on August 31, 2003, 12 months after the closing date of the merger and at anytime thereafter. Up to an additional 77,579 shares may be released from the escrow fund under the merger agreement and available for sale 12 months from the closing date of the merger. In comparison, the average daily trading volume of our common stock for the five-day period ending on August 30, 2002 was 10,894 shares. While Rule 145 under the Securities Act may impose some limitations on the amount of shares certain ViaFone stockholders may sell, sales of a large number of newly released shares of Extended Systems common stock could occur that could result in a sharp decline in our stock price.

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

In our first quarter of fiscal 2002, we completed a restructuring plan and reduced our workforce by approximately 40 employees. In the fourth quarter of fiscal 2002, we completed an additional restructuring plan and reduced our workforce by approximately 25 additional employees. In our first quarter of fiscal 2003, we completed a further restructuring program, which resulted in the elimination of an additional 19 employees. Despite this reduction in workforce, we will continue to recruit personnel with the specific technical skills that are critical to our business. For example, throughout fiscal 2003 we expect to hire additional sales personnel in order to capitalize on market opportunities.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of June 30, 2002, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country’s currency. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the British pound sterling and euro, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $1.9 million and $2.8 million in forward contracts in place, which approximated fair value, against the euro and British pound sterling at June 30, 2002 and 2001, respectively, which matured within 30 days.

Item 8.    Financial Statements and Supplementary Data

The response to this item is submitted in Item 14 of this Annual Report on Form 10-K.

Item 9.    Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Key Employees of the Registrant

The information required by this Item with respect to our directors is incorporated by reference from the information contained in the section entitled “Proposal One—Election of Class I Directors” and “Proposal Two—Election of Class II Director” in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be held on October 24, a copy of which will be filed with the Securities and Exchange Commission before the meeting date. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The following table sets forth information regarding our executive officers, directors and key employees as of September 1, 2002.

Name	Age	Position

Steven D. Simpson	55	President, Chief Executive Officer and Director
Karla K. Rosa	39	Vice President of Finance and Chief Financial Officer
Raphael Auphan	31	Vice President of European Sales
Donald J. Baumgartner	35	Vice President of Worldwide Marketing
Kerrin Pease	51	Vice President of Research and Development
Fernando Ruarte	31	Vice President of Product Management
Bradley J. Surkamer	48	Vice President of Sales
Mark A. Willnerd	37	Vice President of Business Development
Raymond A. Smelek	67	Chairman of the Board of Directors
Charles W. Jepsen	56	Director
John J. Katsaros	51	Director
Russell McMeekin	37	Director
John M. Russell	60	Director
S. Scott Wald	47	Director
Douglas B. Winterrowd	51	Chief Engineer and Director

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

Raphael Auphan was appointed our Vice President of European Sales in August 2002 upon the close of our acquisition of ViaFone. Prior to joining us, Mr. Auphan served as ViaFone’s Vice President, Operations from December 2001 to August 2002 and as its Vice President of Strategy and Market Development from April 2000 to December 2001. From 1996 to 1999, Mr. Auphan served as Managing Director of Gemcard, the Asian subsidiary of Gemplus (GEMP) where he was responsible for contract relationships with large enterprises, telecom operators and financial institutions. Mr. Auphan held the positions of Project Manager and Area Sales Manager at Syseca, a European Systems Integrator, recently renamed Thales Information Systems, from 1993 to 1995. Mr. Auphan earned his Master Degree in Information Systems and Networks from Supelec, France.

Donald J. Baumgartner was appointed our Vice President of Worldwide Marketing in October 2001. Since joining Extended Systems in 1990, Mr. Baumgartner has held various other positions including Business Unit Manager for Universal Mobile Connectivity Products, Sales Manager and Project Manager. Mr. Baumgartner holds a B.S. in Electrical Engineering from the University of Idaho.

Kerrin Pease has served as Vice President of Worldwide Research and Development since November 2001. From 1999 to 2001, Mr. Pease served as Vice President, Consulting and Development Americas, for GEAC Computer Corporation Limited, a global provider of enterprise requirements planning (ERP) software and services. From 1997 to 1999, Mr. Pease was Vice President, Consulting for Johnson Brown Associates (JBA) International, a global provider of ERP software services, where he managed large computer software research and development teams located in the United States, United Kingdom, Ireland, Canada and Sri Lanka. Mr. Pease held various other positions with JBA from 1987 to 1997, including Product Development Director, Operations Director UK/Europe and Regional Business Manager. From 1980 to 1987, Mr. Pease served as Operations Manager for Information Processing Services, a company that developed ERP products. Mr. Pease holds a bachelor’s degree in Computer Science from Trinity College and University.

Fernando Ruarte was appointed our Vice President of Product Management in August 2002 upon the close of our acquisition of ViaFone. Prior to joining us, Mr. Ruarte, a co-founder of ViaFone, served as ViaFone’s Chief Technology Officer and Vice President, Products from 1999 to August 2002. Prior to founding ViaFone, Mr. Ruarte was Vice President of server engineering at NetObjects from 1996 to 1999, where he played a role in expanding the company’s product portfolio into the enterprise market. From 1995 to 1996, Mr. Ruarte served as key architect of new database technologies at KeyTex Corporation (now Tenfold). From 1993 to 1995, Mr. Ruarte was Managing Director of the Argentine subsidiary of Solutions Informatiques Francaises, a large French systems integrator. Mr. Ruarte studied Electronic Engineering at ITBA in Buenos Aires, Argentina.

Bradley J. Surkamer has served as Vice President of Sales since July 2001. From March 2000 to July 2001, he served as Vice President of International Sales and Marketing. From January 1999 to March 2000, Mr. Surkamer was the Vice President of Technical Support and our Internet Business Unit Manager. From January 1996 to January 1999 he served as Vice President of Technical Support and Third-Party Marketing. Mr. Surkamer has held various other positions since he joined us in November 1988 including Manager of Technical and Third-party Marketing and Manager of Sales and Marketing. Mr. Surkamer received a B.S. in Mathematics from the University of Montana and an M.B.A. from Northern Arizona University.

Mark A. Willnerd was appointed as our Vice President of Business Development in September 2002. Prior to his appointment, he held the position of Business Development Director from June 2001 to August 2002. From August 1998 to May 2001 he was Alliance and Product Manager for our MIM products and from April 1995 to August 1998 he was Future Product Manager for our mobile connectivity products. Since joining us in July 1989, Mr. Willnerd has also held various other marketing positions. Mr. Willnerd earned a B.S. in Electrical Engineering from the University of Wyoming.

Raymond A. Smelek has served as Chairman of our Board of Directors since June 1995 and he has been a director since June 1994. From June 1994 to January 1996, Mr. Smelek was our President and Chief Executive Officer. Prior to joining us, Mr. Smelek was employed by Hewlett-Packard and held a number of positions, most recently as Vice President and General Manager of the Mass Storage Group. Mr. Smelek is also the President and Chief Executive Officer of the Network Group. Mr. Smelek received a B.S. in Electrical Engineering from San Jose State University.

Russell McMeekin was appointed to our board of directors on August 30, 2002. He is the President and CEO of Mikohn, a diversified supplier to the casino gaming industry worldwide. From July 2001 to July 2002, he was the Chief Executive Officer of ViaFone. Prior to joining ViaFone, Mr. McMeekin held the positions of President of e-Business and President of Hi-Spec Solutions at Honeywell. Mr. McMeekin has a degree in Pulp and Paper Engineering from Sault College.

Charles W. Jepson was appointed to our board of directors in September 2001. He is the Chairman, President and CEO of Diligent Software Systems, a provider of e-procurement software. From June 2000 to July 2001, he was the Senior Vice President of North American Field Operations at eGain Communications, a provider of customer service software. From March 1998 to June 2000, Mr. Jepson was the President and Chief Executive Officer of Inference Corporation, which was acquired by eGain in June 2000. From June 1997 to March 1998, Mr. Jepson was an independent consultant to small technology companies. From March 1992 to May 1997, he was the President and Chief Executive Officer of Interlink Computer Sciences.

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

John M. Russell has been a director since April 1998. From December 1991 to March 1994, Mr. Russell served as Vice President of Finance and Administration, Chief Financial Officer and Secretary of Cisco Systems. Mr. Russell received a B.A. from the University of California, Berkeley. He is retired.

S. Scott Wald has been a director since July 1994. He is currently the President of Romar Services, L.L.C. He was the founder of ASAP Software Express and served as President and Chief Executive Officer of ASAP Software Express from September 1985 to June 1998. Mr. Wald received a B.S. in Business Administration and an M.B.A. from Arizona State University.

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

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to the information contained in the sections entitled “Executive Compensation and Other Matters, “ and “Performance Graph” in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be held on October 24, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of June 30, 2002:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	2,786,596	$13.47	1,332,097

Equity compensation plans not approved by shareholders(2)	35,000	$7.35	–

Total	2,821,596	$13.53	1,332,097

(1)	Incentive Stock Option Plans

The aggregate number of shares of common stock for which options may be granted under the 2001 Approved Share Option Scheme is 100,000. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2002 and 2001, the Company granted options to purchase 27,150 and 28,138 shares, respectively. At June 30, 2002, 46,479 options were outstanding under the 2001 Approved Share Option Scheme, of which 7,664 options were exercisable.

The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Plan is 2,600,000. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2002 and 2001, the Company granted options to purchase 485,750 and 834,625 shares, respectively. At June 30, 2002, 1,794,950 options were outstanding under the 1998 Stock Plan, of which 782,638 options were exercisable.

The aggregate number of shares of common stock for which options have been granted under the 1994 Stock Plan is 2,666,667. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2002 and 2001, there were no options granted under the 1994 Stock Plan. At June 30, 2002, 349,764 options were outstanding under the 1994 Stock Plan, of which 344,793 options were exercisable.

The aggregate number of shares of common stock for which options have been granted under the 1984 Stock Plan is 3,333,333. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2002 and 2001, there were no options granted under the 1984 Stock Plan. At June 30, 2002, 61,668 options were outstanding and exercisable under the 1984 Stock Plan.

Restricted Stock Plans

The aggregate number of shares of common stock for which options have been granted under the 1987 Restricted Stock Option Plan is 1,668,334. The term of these non-transferable stock options may not exceed ten years. The terms, such as exercise price of the options, were determined at the date of grant. The plan terminated in September 1997. At June 30, 2002, 406,235 options were outstanding and exercisable under the 1987 Restricted Stock Option Plan.

The aggregate number of shares of common stock for which options may be granted under the 1998 Director Stock Plan is 250,000. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant. During the years ended June 30, 2002 and 2001, the Company granted options to purchase 37,500 and 30,000 shares, respectively. At June 30, 2002, 127,500 options were outstanding under the 1998 Director Stock Plan, of which 84,583 options were exercisable.

Employee Stock Purchase Plan

The aggregate number of shares of common stock that are available for issuance under this plan as of June 30, 2002 is 643,786 shares and is included in column (c). As of June 30, 2002, there have been 903,123 shares issued since the plan’s inception. The plan provides for annual increases in the number of shares available for issuance on each anniversary date of the plan’s adoption equal to the lesser of (i) the number of shares needed to restore the maximum aggregate number of shares available to 700,000, or (ii) an amount determined by the Board of Directors.

(2)	Warrants

On January 15, 2002, in connection with obtaining our line of credit with Silicon Valley Bank, the Company issued stock warrants to purchase 35,000 shares of the Company’s Common Stock at an exercise price of $7.35 per share. The warrants vested immediately upon issuance and expire seven years from the date of the grant.

Other Information Required by this Item

Certain other information required by this Item is incorporated by reference to the information contained in the section entitled “Share Ownership of Beneficial Owners” in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be held on October 24, 2002.

Item 13.    Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the information contained in the section entitled “Certain Transactions” in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be held on October 24, 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.    Financial Statements

The following financial statements are filed as a part of this report:

Consolidated financial statements as of June 30, 2002 and 2001 and for each of the three years in the period ended June 30, 2002:

2.    Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	80

All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes to our consolidated financial statements.

3.    Exhibits

Exhibit Number	Description

2.4
Agreement and Plan of Merger and Reorganization by and among Extended Systems Incorporated, Venus Acquisition Corporation, ViaFone, Inc., U.S. Bank N.A. as the Escrow Agent and Josh Stein as the Company Representative dated May 28, 2002. (6)

3.1	Restated Certificate of Incorporation. (1)
3.2	Restated Bylaws. (2)
10.1	Form of Indemnification Agreement for directors and officers. (1)
10.2.1	1998 Stock Plan and form of agreement thereunder. (1)
10.2.2	Amendment 1 to the 1998 Stock Plan. (5)
10.3.1	1998 Employee Stock Purchase Plan and forms of participation agreements thereunder. (1)
10.3.2	Amendment 1 to the Employee Stock Purchase Plan. (5)
10.4.1	1998 Directors Stock Option Plan and form of agreement thereunder. (1)
10.4.2	Amendment 1 to the 1998 Directors Stock Option Plan. (5)
10.5	1994 Incentive Stock Option Plan. (1)
10.6	1987 Restricted Stock Option Plan, as amended. (1)
10.7	1984 Incentive Stock Option Plan, as amended. (1)
10.8	Extended Systems Incorporated 2001 Approved Share Option Scheme. (5)
10.9	Extended Systems Incorporated 401(k) Plan. (1)
10.21	Employment Agreement between the Company and Steven D. Simpson. (1)
10.22	Employment Agreement between the Company and Raymond A. Smelek. (1)
10.24	Employment Agreement between the Company and Holmes T. Lundt. (3)
10.26	Employment Agreement between the Company and Bradley J. Surkamer. (4)
10.27	Employment Agreement between the Company and Karla K. Rosa. (4)
10.28	Employment Agreement between the Company and Raphael Auphan. *
10.29	Employment Agreement between the Company and Fernando Ruarte. *
10.30	Sublease dated May 9, 2001, between Epinions, Inc., Sublessor, and Viafone, Inc., Sublessee. *
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Accountants. *
99.1	Certification of Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission on March 4, 1998.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1998.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 1999.

(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1999.

(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2001.

(6)	Incorporated by reference from Registrant’s Registration Statement on Form S-4, as amended (File No. 333-91202), filed initially with the Securities and Exchange Commission on July 19, 2002.

*	Filed herewith.

(b)    Reports on Form 8-K

The Company filed a Form 8-K on June 7, 2002 to announce the signing on May 28, 2002 of an Agreement and Plan of Merger and Reorganization by and among Extended Systems Incorporated; Venus Acquisition Corporation, a wholly-owned subsidiary of Extended Systems; ViaFone, Inc., U.S. Bank N.A. as the Escrow Agent; and Josh Stein, as the Company Representative, pursuant to which Venus Acquisition Corporation will be merged with and into ViaFone, and ViaFone will become a wholly-owned subsidiary of Extended Systems.

The Company filed a Form 8-K on September 16, 2002 to announce the closing on August 30, 2002 of the acquisition of ViaFone, Inc. pursuant to the Agreement and Plan of Merger and Reorganization by and among Extended Systems Incorporated; Venus Acquisition Corporation, a wholly-owned subsidiary of Extended Systems; ViaFone, Inc., U.S. Bank N.A. as the Escrow Agent; and Josh Stein, as the Company Representative, pursuant to which Venus Acquisition Corporation was merged with and into ViaFone, and ViaFone became a wholly-owned subsidiary of Extended Systems.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Extended Systems Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 55 present fairly, in all material respects, the financial position of Extended Systems Incorporated and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 55 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Extended Systems Incorporated’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 31, 2002, except for the Subsequent Events Note
which is as of August 30, 2002

EXTENDED SYSTEMS INCORPORATED

Consolidated Balance Sheets
(in thousands, except par value)

	As of June 30,
	2002	2001
ASSETS
Current:
Cash and cash equivalents	$5,439	$6,585
Receivables, net	4,284	8,490
Inventories	67	441
Prepaids and other	1,652	996

Total current assets	11,442	16,512
Property and equipment, net	5,786	7,002
Intangibles, net	3,143	4,629

Total assets	$20,371	$28,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$2,377	$3,371
Accrued expenses	2,739	4,492
Deferred revenue	2,167	1,342

Total current liabilities	7,283	9,205

Commitments and contingencies—page 72

Stockholders’ equity:
Preferred stock; $0.001 par value per share, 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock; $0.001 par value per share, 75,000 shares authorized; 11,208 and 10,971 shares issued and outstanding	11	11
Additional paid-in capital	34,053	32,725
Accumulated deficit	(20,124)	(12,934)
Deferred compensation	–	(77)
Accumulated other comprehensive loss	(852)	(787)

Total stockholders’ equity	13,088	18,938

Total liabilities and stockholders’ equity	$20,371	$28,143

The accompanying notes are an integral part of the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the years ended June 30,
	2002	2001	2000
Revenue:
License fees and royalties	$19,180	$20,022	$14,422
Services	3,058	2,737	1,905
Hardware and other	1,607	8,177	8,894

Total net revenue	23,845	30,936	25,221
Cost of net revenue:
License fees and royalties	1,318	1,765	1,162
Services	1,238	1,838	1,130
Hardware and other	1,053	6,762	6,974

Total cost of net revenue	3,609	10,365	9,266

Gross profit	20,236	20,571	15,955

Operating expenses:
Research and development	10,021	12,481	8,053
Acquired in-process research and development	–	–	2,352
Marketing and sales	13,502	18,066	11,470
General and administrative	4,379	7,169	4,219
Amortization of intangibles	925	925	857
Restructuring charge	213	1,096	–

Loss from operations	(8,804)	(19,166)	(10,996)
Other expense (income), net	5	(457)	90
Interest expense	69	(1)	259

Loss before income taxes	(8,878)	(18,708)	(11,345)
Income tax provision (benefit)	(2,068)	7,358	(3,499)

Loss from continuing operations	(6,810)	(26,066)	(7,846)
Discontinued operations, net of tax:
Income (loss) from discontinued operations	(45)	2,522	2,861
Gain (loss) from sale of discontinued operations	(335)	70	–

Net loss	$(7,190)	$(23,474)	$(4,985)

Basic and diluted loss per share:
Loss from continuing operations	$(0.62)	$(2.46)	$(0.82)
Loss from discontinued operations	(0.03)	0.24	.30

Loss per share	$(0.65)	$(2.22)	$(0.52)

Number of shares used in per share calculations:
Basic and diluted	11,048	10,587	9,552

Consolidated Statements of Comprehensive Loss
(in thousands)

	For the years ended June 30,
	2002	2001	2000
Net loss	$(7,190)	$(23,474)	$(4,985)
Change in currency translation	(65)	(108)	(278)

Comprehensive loss	$(7,255)	$(23,582)	$(5,263)

The accompanying notes are an integral part of the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 1999	8,600	$9	$12,015	$15,525	$(553)	$(401)	$26,595

Net loss	–	–	–	(4,985)	–	–	(4,985)
Translation adjustment	–	–	–	–	–	(278)	(278)
Stock issued in business combinations	625	–	2,991	–	–	–	2,991
Employee stock plans	1,084	1	13,132	–	–	–	13,133
Compensatory options	–	–	(30)	–	289	–	259

Balance at June 30, 2000	10,309	10	28,108	10,540	(264)	(679)	37,715

Net loss	–	–	–	(23,474)	–	–	(23,474)
Translation adjustment	–	–	–	–	–	(108)	(108)
Employee stock plans	662	1	4,629	–	–	–	4,630
Compensatory options	–	–	(12)	–	187	–	175

Balance at June 30, 2001	10,971	11	32,725	(12,934)	(77)	(787)	18,938

Net loss	–	–	–	(7,190)	–	–	(7,190)
Translation adjustment	–	–	–	–	–	(65)	(65)
Stock issued in business combinations	34	–	204	–	–	–	204
Stock warrants	–	–	209	–	–	–	209
Employee stock plans	203	–	956	–	–	–	956
Compensatory options	–	–	(41)	–	77	–	36

Balance at June 30, 2002	11,208	$11	$34,053	$(20,124)	$–	$(852)	$13,088

The accompanying notes are an integral part of the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

Consolidated Statements of Cash Flows
(in thousands)

	For the years ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(7,190)	$(23,474)	$(4,985)
Adjustments to reconcile net loss to net cash used by operating activities:
Acquired in-process research and development	–	–	2,352
Provision for bad debts	383	793	7
Provision for product returns	1	401	1,531
Provision for write-down of inventory	24	785	409
Depreciation and amortization	2,917	3,134	3,014
Accretion of discount on long-term debt	–	–	174
Payment of discount on long-term debt	–	–	(3,675)
Tax benefit from employee stock options	–	1,308	5,683
Deferred income taxes	–	6,500	(5,941)
Stock option compensation	36	175	259
Other operating activities	(56)	(237)	10
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Receivables	3,226	2,772	(2,652)
Inventories	306	878	1,064
Prepaids and other assets	(517)	203	(274)
Deferred revenue	827	572	466
Accounts payable and accrued expenses	(2,429)	2,139	(82)

Net cash used by operating activities	(2,472)	(4,051)	(2,640)

Cash flows from investing activities:
Purchase of property and equipment	(148)	(1,095)	(1,061)
Proceeds from the sale of property and equipment	16	671	–
Proceeds from the sale of discontinued operations, net of cash expenses	512	1,601	–
Sales of available-for-sale securities	–	–	1,000
Maturities of available-for-sale securities	–	–	2,001
Acquisitions:
AppReach, Inc., net of cash acquired	(15)	–	–
Oval (1415) Limited, net of cash acquired	–	–	(5,273)
Other investing activities	97	42	(99)

Net cash provided by (used by) investing activities	462	1,219	(3,432)

Cash flows from financing activities:
Proceeds from the issuance of common stock	871	3,297	7,604
Payments on long-term debt	–	(67)	(4,867)

Net cash provided by financing activities	871	3,230	2,737
Effect of exchange rate changes on cash	(7)	(4)	(142)

Net increase (decrease) in cash and cash equivalents	(1,146)	394	(3,477)

Cash and cash equivalents:
Beginning of year	6,585	6,191	9,668

End of year	$5,439	$6,585	$6,191

The accompanying notes are an integral part of the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Extended Systems provides mobile information management products, including both mobile data management and wireless connectivity products that extend enterprise applications to mobile and wireless environments. Through May 2001, Extended Systems had two primary operating segments. These segments are our:

•
mobile information management segment, which includes data synchronization and management software, mobile application development software, short-range wireless connectivity products (Bluetooth and IrDA-compliant) and client/server database management systems with remote access capabilities; and

•	our printing solutions segment, which provided printer connectivity solutions for network and non-network computer environments before our sale of that segment to Troy Group, Inc. on May 31, 2001.

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

As a result of the disposition of our printing solutions business in fiscal 2001 and the disposition of our Singapore subsidiary in the fourth quarter of fiscal 2002, we have reclassified our consolidated statement of operations and other related disclosures for all years presented to present the results of the printing solutions segment and Singapore subsidiary as discontinued operations. We have made other reclassifications to the consolidated financial statements to conform the presentations. These reclassifications had no impact on the net loss for the years presented.

Currency translation. Our international subsidiaries use their local currency as their functional currency except for our former Singapore subsidiary that used the United States dollar as its functional currency. We translate assets and liabilities of international subsidiaries into U.S. Dollars using exchange rates in effect at the balance sheet date, and we reflect gains and losses from this translation process as a component of comprehensive income or loss. We translate revenue and expenses into United States dollars using the average exchange rate for the period.

From time to time, we enter into foreign currency forward contracts, typically against the euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. We had $1.9 million and $2.8 million in forward contracts in place, which approximated fair value, against the euro and British pound sterling at June 30, 2002 and 2001, respectively, which matured within 30 days. We recognized net currency exchange losses of $129,000, $1,000 and $134,000 for the years ended June 30, 2002, 2001, and 2000, respectively.

Earnings or loss per share. We compute basic earnings or loss per share by dividing net income or loss by our weighted average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued the potential dilutive common shares. We exclude from the diluted earnings or loss per share computations stock options and warrants to the extent that their effect would have been antidilutive.

Our diluted earnings or loss per share computations exclude the following common stock equivalents as the impact of their inclusion would have been antidilutive:

	2002	2001	2000
Stock options	2,787	2,819	2,332
Warrants	35	–	–

Revenue. License and royalty revenue consists principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. Revenue from software license fees is recognized when the licensed product is delivered, collection is reasonably assured, the fee for each element of the transaction is fixed or determinable, persuasive evidence of an arrangement exists, and vendor-specific objective evidence exists for all undelivered elements of the arrangement. Portions or all of the revenue may be deferred in cases where the license arrangement calls for the future delivery of products or services for which we do not have vendor-specific objective evidence to allocate a portion of the total fee to the undelivered element. In such cases, revenue is recognized when the undelivered elements are delivered or vendor-specific objective evidence of the undelivered elements becomes available. However, if such undelivered elements consist of services that are essential to the functionality of the software, license and service revenue is recognized using contract accounting, generally on a percentage of completion basis. If license arrangements include the rights to unspecified future products, revenue is recognized over the contractual or estimated economic term of the arrangement. Royalty revenue is generally recognized when reported to us, which occurs after shipment or activation of the related products. In cases where the arrangement with a customer provides for a prepaid nonrefundable royalty, we generally recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

Service revenue consists of consulting, support and maintenance, and other services. Revenue for consulting and other services, including training revenue, is generally recognized as services are performed. Support and maintenance includes both updates and technical support. Support and maintenance revenue is recognized ratably over the term of the agreement, and generally represents a fixed percentage of license fees incurred under the contract. Where software license agreements include a combination of consulting, support and maintenance, and other services, any fees related to undelivered elements are unbundled from the arrangement based on their vendor specific objective evidence of fair value and the residual fees after the unbundling are allocated to the delivered elements and recognized as revenue (“the residual method”). For certain of our products, we do not sell maintenance separately, but do provide minimal support and bug fixes and, from time to time, minor enhancements to ensure that the products comply with their warranty provisions. Accordingly, we allow for warranty costs at the time the product revenue is recognized.

Revenue from hardware products is recognized when products are shipped to customers, including when products are shipped to distributors and resellers, net of an allowance for estimated product returns.

Research and development costs are expensed as incurred.

Software Development Costs. Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. The period between the achievement of technological feasibility and the general release of our products has been of short duration. As a result, to date, technological feasibility has been considered to be established concurrent with the general release of the software and, therefore, no costs have been capitalized.

Advertising costs are expensed as incurred.

Financial instruments and concentrations of risk. Our cash equivalents are highly liquid investments with original maturities of three months or less, readily convertible to known amounts of cash. We consider the amounts we report as cash equivalents and receivables as reasonable approximations of their fair values. We made these estimates of fair value in accordance with the requirements of Statement of Financial Accounting Standard No. 107, ‘Disclosure about Fair Value of Financial Instrument.’ We based the fair value estimates on market information available to us as of June 30, 2002. The use of different market assumptions and estimation methodologies could have a material effect on our estimated fair value amounts.

From time to time, we enter into foreign currency forward contracts, typically against the euro and British Pound, to hedge payments and receipts of foreign currencies related to the purchase and sale of goods to our international subsidiaries. While these hedging instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. We do not hold or issue financial instruments for speculative purposes.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and trade accounts receivable. Our cash balances held in financial institutions may, at times, exceed federally insured amounts. We invest cash through high-credit-quality financial institutions and, by policy, limit the concentration of credit exposure by restricting investments with any single obligor. We perform ongoing credit evaluations on customers and generally do not require collateral.

Inventories are valued at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of 7 to 15 years for land improvements, 7 to 40 years for buildings, 3 to 5 years for computer equipment and 5 to 7 years for furniture and fixtures. Our depreciation and amortization expense for property and equipment was $1.3 million in fiscal 2002, $1.4 million in fiscal 2001 and $1.3 million in fiscal 2000. We remove the net book value of property and equipment retired or otherwise disposed of from our books and include the net gain or loss in the determination of our results of operations.

Intangible assets consist primarily of purchased technology and the cost in excess of fair value of the net assets of companies that we acquired in purchase transactions and are carried at cost less accumulated amortization. Our amortization of intangible assets was $925,000 in the fiscal years ended June 30, 2002 and 2001 and $857,000 in the year ended June 30, 2000. We amortize intangible assets over useful lives of 5 years using the straight-line method.

Impairment of long-lived assets. We review the carrying value of long-lived assets, comprised mainly of property and equipment and intangible assets, for impairment whenever events and circumstances indicate that we may not recover the carrying value of an asset from the estimated future cash flows expected to result from its use and eventual disposition. In cases where expected future cash flows are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets. No assets were considered impaired at June 30, 2002 or 2001.

Product warranty and support. We offer warranties and free support on certain products and record an accrual for the estimated future costs associated with warranty claims and support, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in our statement of operations as a cost of net revenues.

Income taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Our consolidated income tax provision or benefit is allocated to continuing and discontinued operations based principally on the taxable income or loss and tax credits directly attributable to each operation. Such allocations reflect each operation’s contribution to our consolidated federal taxable income or loss and the consolidated federal tax asset or liability and tax credit position. We credited tax benefits that cannot be used by the operation generating those benefits but can be used on a consolidated basis to the operation that generated such benefits. Accordingly, the amounts of taxes payable or refundable allocated to each operation may not necessarily be the same as that which would have been payable or refundable had each operation filed a separate income tax return.

Recently issued Accounting Standards. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which we are required to adopt in our first quarter of fiscal 2003 ending September 30, 2002. This statement requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, we will cease to amortize approximately $4.2 million of goodwill for which we had recorded approximately $850,000 of amortization expense during fiscal 2002 and for which we would have recorded approximately $850,000 of amortization expense during fiscal 2003. In lieu of amortization we will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

•
Step 1—we will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•
Step 2—we will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

We expect to complete the initial review during the first quarter of 2003. We do not expect to record an impairment charge upon completion of the initial review; however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes various existing standards on accounting for long-lived assets. This new standard establishes a single accounting method under which long-lived assets to be disposed of by sale are measured at the lower of book or fair value less cost to sell. Additionally, this statement expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. We are required to adopt this statement in our first quarter of fiscal 2003 ending September 30, 2002. We do not believe adoption of this statement will have a material effect on our consolidated financial statements.

In June 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This new standard requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe adoption of this statement will have a material effect on the amount of any liability to be recorded for the costs covered by this standard, however, the time at which such liability is recorded may be impacted.

Supplemental Cash Flow Information

Our selected cash payments and non-cash activities were as follows for the years ended June 30:

	2002	2001	2000
Income taxes refunded, net	$(1,375)	$(1,393)	$(653)
Stock issued in business combinations	204	–	2,991
Deferred compensation	(41)	(12)	(30)
Interest paid	41	22	3,789

Interest paid for the year ended June 30, 2000 includes $3.7 million of accreted discount on the zero coupon promissory notes paid in September 1999.

Discontinued Operations

On June 12, 2002, we completed the sale of Extended Systems Singapore Pte Ltd, our wholly owned Singapore subsidiary, to Brookhaven Asia Ltd., a holding company co-owned by the existing management team of Extended Systems Singapore Pte Ltd. The purchase price for all the outstanding shares of the company was $987,000.

We entered into an Asset Purchase Agreement, dated May 30, 2001, pursuant to which we agreed to sell various assets, including all assets primarily used in our printing solutions segment, to Troy Group, Inc (“Troy”) for an aggregate purchase price of $1.6 million, net of expenses. In accordance with the Asset Purchase Agreement, on May 31, 2001, we transferred to Troy certain inventory, equipment, patents, trademarks and other intellectual property rights, customer and supplier lists and rights under certain contracts that existed as of the close of business on May 30, 2001. Troy also assumed certain of our contractual and warranty obligations and purchase commitments.

As a result of these sales, operations of our Singapore subsidiary and our printing solutions segment have been accounted for as discontinued operations in accordance with Accounting Principles Bulletin No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under “Income from discontinued operations” on the accompanying Statements of Operations. In addition, a gain or loss on the sale of our discontinued operations was recorded in our fourth quarters ended June 30, 2002 and 2001.

	For the years ended June 30,
	2002	2001	2000
Net revenue	$1,116	$17,103	$31,291
Gross profit	661	7,155	10,851
Income tax provision	301	1,532	1,498
Income (loss) from discontinued operations, net of taxes	(45)	2,522	2,861
Gain (loss) on sale of discontinued operations, net of taxes	(335)	70	–
Earnings per share from discontinued operations:
Basic and diluted	(0.03)	0.24	0.30

Restructuring Charges

During our fourth quarter ended June 30, 2002, we completed a restructuring plan to reduce costs and improve operating efficiencies and, as a result, we recorded $213,000 in restructuring costs to continuing operations in fiscal 2002. The restructuring charge consisted primarily of costs related to the termination of approximately 25 employees in research and development, marketing and sales, and administration. Approximately 85% of the terminated employees were in the United States and 15% were in Europe. All of the restructuring charge was paid in the fourth quarter of fiscal 2002.

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

A summary of the restructuring costs is outlined as follows:

Workforce Reduction Costs
Restructuring charges in fiscal 2001	$1,096
Cash payments	—

Balance at June 30, 2001	1,096
Restructuring charges in fiscal 2002	213
Cash payments for fiscal 2001 and 2002 charges	(1,309)

Balance at June 30, 2002	$—

In August of 2002, we continued our efforts to streamline operations and implemented an additional restructuring program as described in the Subsequent Events footnote in these financial statements.

Business Combinations

Accounting for Goodwill. Goodwill represents the excess of the cost over the fair value of the net tangible and identifiable intangible assets acquired from business combinations. Through our fiscal year ended June 30, 2002, our goodwill was amortized over its estimated useful life of five years using the straight-line method. Beginning with our first quarter of fiscal 2003, we are required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill is no longer amortized and we will cease amortizing goodwill beginning July 1, 2002. Instead, at least annually, we will review the goodwill for impairment.

AppReach, Inc. In February 2002, we acquired all of the outstanding stock of AppReach, Inc. for 33,950 shares of our Common Stock valued at $204,000 plus acquisition expenses of approximately $18,000. AppReach, based in Baltimore, Maryland, specialized in the development of enterprise software that extends customer resource management (CRM) applications to mobile and wireless devices.

A summary of the net assets acquired at the date of the acquisition is as follows:

Net working capital	$(20)
Property and equipment	5
Goodwill	237

Net assets acquired as of date of acquisition	$222

This transaction was accounted for by the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and accordingly, the results of operations of the company have been included in the consolidated statement of operations since the acquisition date.

Oval (1415) Limited. In August 1999, we acquired all of the outstanding stock of Oval (1415) Limited for $5.5 million in cash, including acquisition expenses, and 625,000 shares of our common stock valued at $3.0 million. This transaction was accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations,” and, accordingly, Oval’s results of operations have been included in our consolidated statement of operations since the acquisition date.

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

Net working capital	$112
Property and equipment	45
Developed technology, goodwill and other intangibles	5,984
Acquired in-process research and development	2,352

Net assets acquired as of date of acquisition	$8,493

The following unaudited pro forma consolidated results of continuing operations assume the Oval acquisition occurred at the beginning of the year ended June 30:

2000
Net revenue from continuing operations	$39,221
Loss from continuing operations	(6,669)
Loss per share from continuing operations:
Basic and diluted	(0.69)

We estimated that, in aggregate, the fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use was $2.4 million. The amount we allocated to acquired in-process research and development was expensed as a charge to operations in our first quarter of fiscal 2000, because the projects were not complete and had no alternative future use.

We determined the value assigned to acquired in-process research and development by projecting net cash flows related to future products expected to result from commercialization of the acquired in-process research and development. The net cash flows from these projects were based on estimates we made and excluded amounts expected to result from existing products and technologies. Projected net revenue included the expected evolution of the technology and the reliance of future technologies on the in-process technologies over time, but excluded amounts expected to result from existing products and technologies. We based the estimated cost of net revenue and estimated operating expenses on our cost structure and that of comparable companies.

The net cash flows were adjusted for the stage of completion of the projects and discounted to their present values based on risk-adjusted discount rates of 50% to 65%. The discount rates were based on various factors such as:

•	the stage of completion at the acquisition date;
•	the complexity of the work completed as of the acquisition date;
•	costs incurred as of the valuation date;
•	difficulties of completing the remaining development in a reasonable time;
•	technical uncertainties of the remaining tasks; and
•	the costs remaining to complete the projects.

We used a portion of the acquired in-process research and development to further enhance Advance Systems’ existing server-based synchronization technology by implementing a plug-in architecture. This type of design allows users and third-party software providers to develop small software components that plug into our XTNDConnect Server product and extend the range of applications supported by XTNDConnect Server. In September 1999, we implemented the first phase of this architecture with the release of XTNDConnect Server Version 2.2, which supports IBM’s DB2 Everywhere 1.1 (DB2E) handheld relational database and Microsoft’s ActiveX Data Object (ADO) interface, and provides other enhanced management tools. The acquired in-process research and development assigned to this project was valued at $943,000 as of the date of the acquisition. We incurred an estimated $69,000 to complete Version 2.2.

In November and December of 1999, we released versions of XTNDConnect Server that support encryption, Lotus Notes/Domino R5 and Symbian’s EPOC operating system. The acquired in-process research and development assigned to this project was valued at $1.2 million at the date of the acquisition. This project was approximately 60% complete at the time of the acquisition and required an estimated $41,000 to complete.

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

Receivables	As of June 30,
	2002	2001
Accounts receivable	$5,109	$8,835
Other receivables	67	442
Allowance for doubtful accounts	(892)	(787)

	$4,284	$8,490

Inventories	As of June 30,
	2002	2001
Purchased parts	$55	$93
Work in process	–	48
Finished goods	12	300

	$67	$441

Property and Equipment	As of June 30,
	2002	2001
Land and land improvements	$897	$897
Buildings	5,864	5,891
Computer equipment	5,443	5,621
Furniture and fixtures	2,302	2,259

	14,506	14,668
Less accumulated depreciation	(8,720)	(7,666)

	$5,786	$7,002

Intangible Assets	As of June 30,
	2002	2001
Goodwill	$4,486	$4,415
Purchased technology	2,911	3,128
Other intangibles	386	447

	7,783	7,990
Less accumulated amortization	(4,640)	(3,361)

	$3,143	$4,629

Accrued Expenses	As of June 30,
	2002	2001
Accrued payroll and related benefits	$1,211	$2,600
Accrued warranty and support costs	175	317
Other	1,353	1,575

	$2,739	$4,492

Commitments and Contingencies

Line of Credit. On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can currently access up to $5.0 million of financing in the form of a demand line of credit, subject to current accounts receivable balances. The line of credit is collateralized by certain of our assets. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. To date we have had no borrowings on this line of credit.

Leases. We lease certain office space and equipment. Total lease expense from continuing operations was $391,000 in fiscal 2002, $531,000 in fiscal 2001 and $377,000 in fiscal 2000. Our minimum future lease commitments for all operating leases are $323,000 in fiscal 2003, $278,000 in fiscal 2004, $173,000 in fiscal 2005, $132,000 in fiscal 2006, $123,000 in fiscal 2007 and $244,000 thereafter.

Litigation. On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech’s synchronization-related patents, that our alleged use of the trademark “Satellite Forms” constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys’ fees. We believe that Pumatech’s claims are without merit, and we intend to defend the suit vigorously. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech’s complaint in which we deny Pumatech’s charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. However, litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims against the claims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time defending the suit; such costs and the diversion of management time could have a material adverse effect on our business. While management currently believes the amount of the potential liability, if any, with respect to this action will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position or results of operations.

We are also, from time-to-time, party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel’s evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

Stockholders’ Equity

Warrants. In connection with entering into the line of credit agreement with Silicon Valley Bank, on January 15, 2002, we issued warrants to purchase 35,000 shares of Extended Systems common stock at an exercise price of $7.35 per share. The warrants vested immediately upon issuance and expire seven years from the date of the grant. The fair value of these warrants at the date of grant was $210,000 and is being amortized over twenty-four months, the term of the line of credit facility. Amortization expense of $52,000 was recorded during the year ended June 30, 2002.

Stock Plans. We have four incentive stock option plans, adopted in 1984, 1994, 1998 and 2001. Our employees, directors and consultants are eligible for options under these plans. Options granted before December 24, 1997 generally vest 20% per year over a period of five years from the date of grant. Options granted December 24, 1997 and after generally vest over a period of four years, vesting 25% on the first anniversary of the option and  1/48 per month thereafter. The exercise price generally is equal to the fair market value of our common stock on the date of grant or at a price determined by the compensation committee of our Board of Directors. For the 1984 and 1994 plans, unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee. Options granted under the 1998 and 2001 plan generally lapse ten years after issuance or three months after the option holder ceases to be an employee. Shares available for grant under these plans totaled 573,728 at June 30, 2002.

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

We adopted a director stock plan in 1998. Our directors are eligible for options under this plan. Options are granted at the fair market value of our common stock on the grant date. An initial grant of 15,000 shares per director will vest over a period of three years vesting one-third on the first anniversary of the option and 1/36 per month thereafter. Subsequent grants of 7,500 shares will be automatically granted to directors each year provided that such directors have served on the Board for at least six months. These subsequent options will vest in full on the first anniversary of the date of grant. Unexercised options lapse ten years after issuance or three months after the date the option holder ceases to be a director. Shares available for grant under this plan totaled 114,583 at June 30, 2002.

We adopted an employee stock purchase plan in 1998. The plan is generally implemented by 24-month offering periods beginning the first trading day on or after June 30 and December 31 of each year. Each offering period contains up to four purchase periods of six months duration. The purchase plan generally permits eligible employees to purchase our common stock through payroll deductions of up to 15% of an employee’s compensation, except that no participant’s right to purchase shares may accrue at a rate that exceeds $25,000 each calendar year. The price of stock purchased under the purchase plan is 85% of the lower of the fair market value of our common stock on the first day of an offering period or the last day of each six-month purchase period. Employees may end their participation at any time during a purchase period, and they will be paid their payroll deduction withheld within that purchase period. Shares available for purchase under this plan totaled 643,786 at June 30, 2002.

Stock Option Activity	Weighted- Average Exercise Price	Outstanding	Exercisable
As of June 30, 1999	7.64	2,799	1,527
Granted	18.60	600	–
Became exercisable		–	486
Exercised	7.98	(808)	(808)
Canceled/expired	7.18	(259)	(75)

As of June 30, 2000	10.39	2,332	1,130
Granted	26.07	894	–
Became exercisable		–	549
Exercised	33.03	(278)	(278)
Canceled/expired	16.45	(129)	(10)

As of June 30, 2001	15.52	2,819	1,391
Granted	4.35	550	–
Became exercisable		–	556
Exercised	6.26	(89)	(89)
Canceled/expired	16.86	(493)	(170)

As of June 30, 2002	13.44	2,787	1,688

The weighted-average remaining contractual life of options outstanding at June 30, 2002 was 6.55 years. The weighted-average per share exercise price of options exercisable at June 30, 2002, 2001 and 2000 was $13.47, $9.81 and $8.47, respectively.

Range of Stock Option Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
	Options Outstanding			Options Exercisable
$ 2.40—$ 3.95	130	$3.66	9.3 years	–	$–
4.05— 6.19	772	4.44	7.5	375	4.77
6.20— 8.88	791	7.34	6.9	514	7.71
9.41— 15.75	523	11.28	2.4	496	11.11
18.00— 35.50	405	34.29	8.0	222	34.35
37.13— 59.75	162	47.51	8.1	79	47.59
63.69— 96.00	4	68.39	7.9	2	67.82

	2,787			1,688

We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Had we determined compensation expense for our stock option plans based on the fair value at the grant date as prescribed by Statement of Financial Accounting Standards No. 123, net income or loss would have changed to the pro forma amounts indicated below for the years ended June 30:

	2002	2001	2000
As reported:
Net loss	$(7,190)	$(23,474)	$(4,985)
Loss per share:
Basic and diluted	(.65)	(2.22)	(0.52)
Pro forma:
Net loss	(13,901)	(31,545)	(8,240)
Loss per share:
Basic and diluted	(1.26)	(2.98)	(0.86)

We determined the fair value of options at the date of grant using the Black-Scholes option-pricing model. We assumed no future dividends would be paid. The other weighted-average assumptions and the weighted-average fair values of stock options are as follows for the years ended June 30:

	2002	2001	2000
Risk-free interest rate:
Option plans	4.6%	5.6%	6.2%
Purchase plan	3.7%	4.7%	5.1%
Volatility factor	113%	99%	92%
Expected life in years:
Option plans	7.6	7.6	7.0
Purchase plan	0.7	1.6	0.8
Fair value at grant date:
Exercise price equal to market price	$4.30	$26.07	$19.24
Exercise price less than market price	$–	$–	$6.81

Income Taxes

Losses before income taxes consist of the following:

	For the years ended June 30,
	2002	2001	2000
Subject to tax in:
United States	$(4,115)	$(8,544)	$(8,144)
Foreign jurisdictions Discontinued operations	(4,842)	(6,040)	1,158

Loss before income taxes	$(8,957)	$(14,584)	$(6,986)

The provision (benefit) for income taxes consists of the following:

	For the years ended June 30,
	2002	2001	2000
Current:
Federal	$–	$–	$(1,398)
State	–	66	(71)
Foreign	(201)	400	523
Deferred:
Federal	(1,566)	6,089	(611)
State	–	1,252	(212)
Foreign	–	1,083	(232)

Income tax provision (benefit)	$(1,767)	$8,890	$(2,001)

	For the years ended June 30,
	2002	2001	2000
Continuing operations	$(2,068)	$7,358	$(3,499)
Discontinued operations	301	1,532	1,498

Income tax provision (benefit)	$(1,767)	$8,890	$(2,001)

Significant components of deferred income tax assets and liabilities are as follows as of June 30:

	2002	2001
Intangible asset amortization	$1,598	$1,358
Federal and state loss carryforwards	18,072	16,258
Foreign loss carryforwards	2,205	1,313
Other	555	901
Valuation allowance	(22,430)	(19,830)

Net deferred tax assets	$–	$–

The net change in the valuation allowance for deferred tax assets was an increase of $19.2 million in the year ended June 30, 2001 and $2.6 million in the year ended June 30, 2002. During fiscal 2002, we increased our valuation allowance due to historical operating losses from our continuing operations. The $2.6 million increase is net of a $1.6 million reduction in the valuation allowance that resulted from a temporary increase in the net operating loss carryback period created by the Job Creation and

Worker Assistance Act of 2002. We recorded a valuation allowance of $19.2 million against our net deferred tax assets in fiscal 2001 as a result of several factors arising in the fourth quarter, including the disposition of our printing solutions segment and the continued decline of the worldwide economy. These factors caused us to conclude that significant evidence did not exist under generally accepted accounting principles to support a conclusion that it is more likely than not that the future income tax assets will be realized.

At June 30, 2002, we had available federal, state, and foreign net operating loss carryforwards of approximately $43.0 million, $37.0 million, and $4.9 million, respectively. We also had unused research credits and foreign tax credit carryforwards of approximately $363,000 and $217,000 respectively. If not utilized, the federal net operating loss and research credit carryforwards will expire in fiscal years 2020 to 2022 and the state net operating loss carryforwards will expire between fiscal 2004 and fiscal 2022. Of the $4.9 million of foreign net operating loss carryforwards, approximately $1.2 million will expire between fiscal 2006 and 2007 and the balance can be utilized indefinitely. The available foreign tax credits expire between fiscal 2004 and fiscal 2006. If certain substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code, there may be an annual limitation on the amount of carryforwards that we can utilize.

Deferred tax assets of approximately $12.2 million as of June 30, 2002 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When these assets are recognized and the related valuation allowance against these assets is reduced, approximately $5.2 million of the tax benefit will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

We have not provided United States income taxes on the undistributed earnings of our international subsidiaries, as such earnings are considered permanently reinvested in these operations. While these earnings could become subject to additional tax if repatriated, we do not anticipate repatriation.

Our effective income tax rate varies from the U.S. federal statutory rate as follows for the years ended June 30:

	2002	2001	2000
Federal tax rate	(34.0)%	(34.0)%	(34.0)%
States taxes, net of federal benefit	(2.7)	(3.2)	(3.2)
Research and experimental tax credit	–	(1.4)	–
Foreign sales corporation	(1.5)	–	(3.4)
NOL carryback due to tax law change	(17.5)	–	–
Valuation allowance	30.9	96.0	10.3
Other, net	5.1	3.5	1.7

Effective income tax rate	(19.7)%	60.9%	(28.6)%

Business Segment, Geographic Area Data and Major Customers

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

At June 30, 2002, we had only one operating segment. Our mobile information management segment includes both mobile data management and wireless connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products include wireless connectivity products, data synchronization and management software and client/server database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers, application developers, enterprises and computer resellers.

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

	For the years ended June 30,
	2002	2001	2000
Mobile information management segment	$23,845	$30,936	$25,271
Other products segment	–	–	(50)

Net revenue	$23,845	$30,936	$25,221

Mobile information management segment	$(8,804)	$(19,166)	$(10,902)
Other products segment	–	–	(94)

Loss from operations	$(8,804)	$(19,166)	$(10,996)

Mobile information management segment	$1,280	$1,386	$1,333
Other products segment	–	–	8

Depreciation expense	$1,280	$1,386	$1,341

No customers accounted for more than 10% of our net revenue from continuing operations in fiscal 2002 and 2001.

We based our geographic revenue information on the location of the selling entity. Long-lived assets consist primarily of property and equipment.

	As of June 30,
	2002	2001	2000
Long-lived assets:
United States	$5,297	$6,369	$7,220
Germany	239	267	323
Other countries	250	366	316

Total	$5,786	$7,002	$7,859

	For the years ended June 30,
	2002	2001	2000
Net revenue from continuing operations:
United States	$16,424	$20,239	$15,207
Germany	3,673	6,580	5,823
Other countries	3,748	4,117	4,191

Total	$23,845	$30,936	$25,221

Defined Contribution Plan

We established the Extended Systems Incorporated 401(k) Investment Plan, a defined contribution benefit plan, effective January 1991. All regular United States employees are eligible to participate. For all participants having completed six months of service, we make dollar-for-dollar matching contributions to the participants’ accounts up to a maximum of three percent of each participant’s annual pretax compensation. Our contributions to the plan were $317,000 in fiscal 2002, $355,000 in fiscal 2001 and $309,000 in fiscal 2000.

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
For the year ended June 30, 2002:
Net revenue from continuing operations	$5,272	$6,741	$6,257	$5,575
Gross profit	4,392	5,931	5,303	4,610
Loss from continuing operations	(2,806)	(1,922)	(273)	(1,809)
Income (loss) from discontinued operations and gain (loss) on sale of discontinued operations, net of tax	(11)	(68)	50	(351)
Net loss	(2,817)	(1,990)	(223)	(2,160)
Loss per share from continuing operations:
Basic and diluted	(0.26)	(0.17)	(0.02)	(0.16)
Earnings per share from discontinued operations:
Basic and diluted	0.00	(0.01)	0.00	(0.03)
Loss per share:
Basic and diluted	(0.26)	(0.18)	(0.02)	(0.19)

For the year ended June 30, 2001:
Net revenue from continuing operations	7,827	8,398	7,867	6,844
Gross profit	4,766	5,778	5,181	4,846
Loss from continuing operations	(2,156)	(2,292)	(2,485)	(19,133)
Income (loss) from discontinued operations and gain (loss) on sale of discontinued operations, net of tax	576	697	594	725
Net loss	(1,580)	(1,595)	(1,891)	(18,408)
Loss per share from continuing operations:
Basic and diluted	(0.21)	(0.22)	(0.23)	(1.77)
Earnings per share from discontinued operations:
Basic and diluted	0.06	0.07	0.05	0.06
Loss per share:
Basic and diluted	(0.15)	(0.15)	(0.18)	(1.71)

Our loss from continuing operations and net loss for the third quarter ended June 30, 2002, includes a $1.6 million tax benefit related to a tax refund that reduces our net loss by approximately $0.14 per share. Our loss from continuing operations and net loss for the fourth quarter ended June 30, 2001 includes a $14.0 million valuation allowance recorded against our deferred tax assets.

Subsequent Events

On August 6, 2002, we announced a restructuring plan to reduce costs and improve operating efficiencies and, as a result, we expect to incur approximately $200,000 in restructuring costs in the first quarter of fiscal 2003. The restructuring charge will consist primarily of costs related to the termination of approximately 19 employees in research and development, marketing and sales, and administration. Approximately 80% of the terminated employees were in the United States and 20% were in Europe.

On August 30, 2002, we completed our merger with ViaFone, Inc. in a tax-free, stock-for-stock transaction by issuing 3,000,000 shares of Extended Systems common stock in exchange for all the outstanding shares of ViaFone common and preferred stock. Pursuant to the merger agreement, 450,000 shares of our common stock issued in connection with the merger were placed in an escrow fund to be used as the exclusive source of reimbursement to us if certain terms of the contract are not met. ViaFone is a leading provider of real-time, mobile platform and out-of-the-box mobile applications that bridge field sales and service employees with the critical business systems, information and processes of their enterprise. The acquisition will be accounted for by the purchase method.

SCHEDULE II

EXTENDED SYSTEMS INCORPORATED

Valuation and Qualifying Accounts
(in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from allowance	Balance at end of period
Amount deducted in balance sheet from the asset to which it applies:

Year ended June 30, 2002:

Allowance for doubtful accounts	$787	$383	$(278)	$892
Allowance for product returns	24	1	(3)	22
Allowance for obsolete inventory	348	24	8	380

Year ended June 30, 2001:

Allowance for doubtful accounts	201	793	(207)	787
Allowance for product returns	97	401	(474)	24
Allowance for obsolete inventory	719	785	(1,156)	348

Year ended June 30, 2000:

Allowance for doubtful accounts	218	7	(24)	201
Allowance for product returns	101	1,531	(1,535)	97
Allowance for obsolete inventory	824	409	(514)	719

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on September 20, 2002.

EXTENDED SYSTEMS INCORPORATED

By:
/s/ STEVEN D. SIMPSON

Steven D. Simpson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 20, 2002.

Signature	Title
/s/ STEVEN D. SIMPSON	President, Chief Executive Officer and Director
Steven D. Simpson	(Principal Executive Officer)

/s/ KARLA K. ROSA	Vice President, Finance, and Chief Financial Officer
Karla K. Rosa	(Principal Financial and Accounting Officer)

/s/ RAYMOND A. SMELEK	Director
Raymond A. Smelek

/s/ CHARLES W. JEPSON	Director
Charles W. Jepson

/s/ JOHN J. KATSAROS	Director
John J. Katsaros

/s/ JOHN M. RUSSELL	Director
John M. Russell

/s/ S. SCOTT WALD	Director
S. Scott Wald

/s/ DOUGLAS B. WINTERROWD	Director
Douglas B. Winterrowd

/s/ RUSSELL MCMEEKIN	Director
Russell McMeekin

CERTIFICATIONS

I, Steven D. Simpson, certify that:

(1)	I have reviewed this annual report on Form 10-K of Extended Systems Incorporated;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/    STEVEN D. SIMPSON
Steven D. Simpson
Chief Executive Officer
September 20, 2002

I, Karla K. Rosa, certify that:

(1)	I have reviewed this annual report on Form 10-K of Extended Systems Incorporated;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/    KARLA K. ROSA
Karla K. Rosa
Chief Financial Officer
September 20, 2002

EXHIBIT INDEX

Exhibit Number	Description
2.4
Agreement and Plan of Merger and Reorganization by and among Extended Systems Incorporated, Venus Acquisition Corporation, ViaFone, Inc., U.S. Bank N.A. as the Escrow Agent and Josh Stein as the Company Representative dated May 28, 2002. (6)

3.1	Restated Certificate of Incorporation. (1)
3.2	Restated Bylaws. (2)
10.1	Form of Indemnification Agreement for directors and officers. (1)
10.2.1	1998 Stock Plan and form of agreement thereunder. (1)
10.2.2	Amendment 1 to the 1998 Stock Plan. (5)
10.3.1	1998 Employee Stock Purchase Plan and forms of participation agreements thereunder. (1)
10.3.2	Amendment 1 to the Employee Stock Purchase Plan. (5)
10.4.1	1998 Directors Stock Option Plan and form of agreement thereunder. (1)
10.4.2	Amendment 1 to the 1998 Directors Stock Option Plan. (5)
10.5	1994 Incentive Stock Option Plan. (1)
10.6	1987 Restricted Stock Option Plan, as amended. (1)
10.7	1984 Incentive Stock Option Plan, as amended. (1)
10.8	Extended Systems Incorporated 2001 Approved Share Option Scheme. (5)
10.9	Extended Systems Incorporated 401(k) Plan. (1)
10.21	Employment Agreement between the Company and Steven D. Simpson. (1)
10.22	Employment Agreement between the Company and Raymond A. Smelek. (1)
10.24	Employment Agreement between the Company and Holmes T. Lundt. (3)
10.26	Employment Agreement between the Company and Bradley J. Surkamer. (4)
10.27	Employment Agreement between the Company and Karla K. Rosa. (4)
10.28	Employment Agreement between the Company and Raphael Auphan. *
10.29	Employment Agreement between the Company and Fernando Ruarte. *
10.30	Sublease dated May 9, 2001, between Epinions, Inc., Sublessor, and Viafone, Inc., Sublessee. *
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Accountants. *
99.1	Certification of Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission on March 4, 1998.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1998.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 1999.

(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1999.

(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2001.

(6)	Incorporated by reference from Registrant’s Registration Statement on Form S-4, as amended (File No. 333-91202), filed initially with the Securities and Exchange Commission on July 19, 2002

*	Filed herewith

1