Form 10-Q
period 2002-09-30
EXTENDED SYSTEMS INC
filed 2002-11-15
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                         -------------------------------


                                    FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______________ TO _______________



                         -------------------------------


                        Commission File Number 000-23597




                          EXTENDED SYSTEMS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             82-0399670
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


               5777 NORTH MEEKER AVENUE, BOISE, ID         83713
            ----------------------------------------    ----------
            (Address of principal executive offices)    (Zip Code)


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


The number of shares outstanding of the Registrant's Common Stock as of September 30, 2002, was 14,208,568.

================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

            Condensed Consolidated Balance Sheets as of September
            30, 2002 and June 30, 2002 ..................................    3

            Condensed Consolidated Statements of Operations for
            the Three Months Ended September 30, 2002 and 2001 ..........    4

            Condensed Consolidated Statements of Comprehensive
            Loss for the Three Months Ended September 30, 2002
            and 2001 ....................................................    4

            Condensed Consolidated Statements of Cash Flows for
            the Three Months Ended September 30, 2002 and 2001 ..........    5

            Notes to Condensed Consolidated Financial Statements ........    6


Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations .........................   13
            -----------------------------------

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ..   31
            ----------------------------------------------------------

Item 4.     Controls and Procedures .....................................   31
            -----------------------



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ...........................................   32
            -----------------

Item 4.     Submission of Matters to a Vote of Security Holders .........   32
            ---------------------------------------------------

Item 6.     Exhibits and Reports on Form 8-K ............................   32
            --------------------------------

            (Items 2,3, and 5 of Part II are not applicable and have been omitted)


            SIGNATURES ..................................................   33


            CERTIFICATIONS ..............................................   34

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)
(UNAUDITED)

                                                                             SEPTEMBER 30,    JUNE 30,
                                                                                2002           2002
                                                                             ----------     ----------
ASSETS
Current:
   Cash and cash equivalents............................................     $    5,945     $    5,439
   Receivables, net.....................................................          4,542          4,284
   Prepaids and other...................................................          1,197          1,719
                                                                             ----------     ----------
      Total current assets..............................................         11,684         11,442
Property and equipment, net.............................................          6,085          5,786
Intangibles, net........................................................         14,813          3,143
                                                                             ----------     ----------
      Total assets......................................................     $   32,582     $   20,371
                                                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable.....................................................     $    3,021     $    2,377
   Accrued expenses.....................................................          4,329          2,739
   Deferred revenue.....................................................          2,310          2,167
   Current portion of long-term debt....................................            304             --
   Current portion of capital leases....................................             26             --
                                                                             ----------     ----------
      Total current liabilities.........................................          9,990          7,283

Non-current:
   Long-term debt, less current portion.................................            785             --
   Accrued restructuring, less current portion..........................            533             --
   Capital leases, less current portion.................................             64             --
                                                                             ----------     ----------
      Total non-current liabilities.....................................          1,382             --
                                                                             ----------     ----------
      Total liabilities.................................................         11,372          7,283

Commitments and contingencies--Note 9

Stockholders' equity:
   Preferred stock; $0.001 par value per share, 5,000 shares authorized;
      no shares issued or outstanding ..................................             --             --
   Common stock; $0.001 par value per share, 75,000 shares authorized;
      14,208 and 11,208 shares issued and outstanding ..................             14             11
   Additional paid-in capital...........................................         44,096         34,053
   Accumulated deficit..................................................        (22,087)       (20,124)
   Accumulated other comprehensive loss.................................           (813)          (852)
                                                                             ----------     ----------
      Total stockholders' equity........................................         21,210         13,088
                                                                             ----------     ----------
      Total liabilities and stockholders' equity........................     $   32,582     $   20,371
                                                                             ==========     ==========

                 The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           --------------------------
                                                              2002            2001
                                                           ----------      ----------
Revenue:
   License fees and royalties .........................    $    4,989      $    4,148
   Services and other .................................           920             755
                                                           ----------      ----------
      Total net revenue ...............................    $    5,909      $    4,903
Cost of net revenue:
   License fees and royalties .........................           272             364
   Services and other .................................           545             285
                                                           ----------      ----------
      Total cost of net revenue .......................           817             649
                                                           ----------      ----------
            Gross profit ..............................         5,092           4,254

Operating expenses:
   Research and development ...........................         1,953           2,625
   Acquired in-process research and development .......           430              --
   Marketing and sales ................................         3,289           3,431
   General and administrative .........................         1,124             935
   Amortization of goodwill ...........................            --             231
   Restructuring charges ..............................           136              --
                                                           ----------      ----------
      Loss from operations ............................        (1,840)         (2,968)
Other expense (income), net ...........................            26             (65)
Interest expense ......................................           130               4
                                                           ----------      ----------
      Loss before income taxes ........................        (1,996)         (2,907)
Income tax benefit ....................................            (4)            (28)
                                                           ----------      ----------
      Loss from continuing operations .................        (1,992)         (2,879)
Discontinued operations, net of tax:
      Income from discontinued operations .............            28              62
                                                           ----------      ----------
      Net loss ........................................    $   (1,964)     $   (2,817)
                                                           ==========      ==========

Basic and diluted earnings (loss) per share:
   Loss from continuing operations ....................    $    (0.16)     $    (0.27)
   Earnings from discontinued operations ..............    $     0.00      $     0.01
                                                           ----------      ----------
Net loss per share ....................................    $    (0.16)     $    (0.26)
                                                           ==========      ==========

Number of shares used in per share calculations:
   Basic and diluted ..................................        12,096          10,973


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           --------------------------
                                                              2002            2001
                                                           ----------      ----------
Net loss...............................................    $   (1,964)     $   (2,817)
Change in currency translation.........................            39              40
                                                           ----------      ----------
   Comprehensive loss..................................    $   (1,925)     $   (2,777)
                                                           ==========      ==========

                 The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)



                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   --------------------------
                                                                                      2002            2001
                                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................................   $   (1,964)     $   (2,817)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Provision for bad debts ..................................................           60               8
      Provision for write-down of inventory ....................................           86               3
      Depreciation and amortization ............................................          451             755
      Acquired in-process research and development .............................          430              --
      Other ....................................................................          184              21
      Changes in assets and liabilities, net of effect of acquisitions:
        Receivables ............................................................          385           1,999
        Inventories ............................................................           25              35
        Prepaids and other assets ..............................................         (341)            355
        Deferred revenue .......................................................         (347)            270
        Accounts payable and accrued expenses ..................................          294          (1,951)
                                                                                   ----------      ----------
           Net cash used by operating activities ...............................         (737)         (1,322)
                                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..........................................           (5)            (36)
   Acquisition - ViaFone .......................................................        1,119              --
   Other investing activities ..................................................          150              39
                                                                                   ----------      ----------
           Net cash provided by investing activities ...........................        1,264               3
                                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock ..................................           --               8
   Payments on long-term debt ..................................................          (60)             --
                                                                                   ----------      ----------
           Net cash provided (used) by financing activities ....................          (60)              8
   Effect of exchange rate changes on cash .....................................           39              10
                                                                                   ----------      ----------
   Net increase (decrease) in cash and cash equivalents ........................          506          (1,301)

CASH AND CASH EQUIVALENTS:
   Beginning of period .........................................................        5,439           6,585
                                                                                   ----------      ----------
   End of period ...............................................................   $    5,945      $    5,284
                                                                                   ==========      ==========




                 The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. We have eliminated all significant intercompany accounts and transactions. Tabular amounts are in thousands, except years, percentages and per share amounts.

We have prepared these condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2002, and our results of operations and cash flows for the three months ended September 30, 2002 and September 30, 2001. The results for these interim periods are not necessarily indicative of the expected results for any other interim period or the year ended June 30, 2003. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as filed with the SEC on September 23, 2002. The condensed consolidated balance sheet at June 30, 2002 was derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

As a result of discontinuing our infrared hardware business in the first quarter of fiscal 2003, disposing of our Singapore subsidiary in the fourth quarter of fiscal 2002, and disposing of our printing solutions business in the fourth quarter of fiscal 2001, we have reclassified our consolidated statement of operations and other related disclosures for all periods presented to present the results of these businesses as discontinued operations. We have made other reclassifications to the consolidated financial statements to conform the presentations. These reclassifications had no impact on the net loss for the years presented.

CURRENCY TRANSLATION. Our international subsidiaries use their local currency as their functional currency. We translate assets and liabilities of international subsidiaries into U.S. Dollars using exchange rates in effect at the balance sheet date, and we reflect gains and losses from this translation process as a component of comprehensive income or loss. We translate revenue and expenses into United States dollars using the average exchange rate for the period.

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. We had $4.6 million and $1.9 million in forward contracts in place, which approximated fair value, against the Canadian dollar, euro and British pound sterling at September 30 and June 30, 2002, respectively, which matured within 30 days. We recognized net currency exchange losses of $55,000 and $33,000 for the three months ended September 30, 2002 and 2001, respectively.

EARNINGS OR LOSS PER SHARE. We compute basic earnings or loss per share by dividing net income or loss by our weighted average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued the potential dilutive common shares. We exclude stock options and warrants from the diluted earnings or loss per share computations to the extent that their effect would have been antidilutive.

Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the impact of their inclusion would have been antidilutive as of September 30:
                                             2002         2001
                                          ----------   ----------
Stock options............................    3,257        2,686
Warrants.................................       35           --


RECENTLY ISSUED ACCOUNTING STANDARDS. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes various existing standards on accounting for long-lived assets. This new standard establishes a single accounting method under which long-lived assets to be disposed of by sale are measured at the lower of book or fair value less cost to sell. Additionally, this statement expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. We adopted this statement as of July 1, 2002, and the adoption of this statement did not have a material effect on our consolidated financial statements.

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

NOTE 2.  DISCONTINUED OPERATIONS

In the first quarter of fiscal 2003, we adopted a formal plan to exit our infrared hardware business as a result of an expected decline in sales of these products and our desire to increase our focus on our core software businesses. As a part of that plan, we wrote down the infrared hardware inventory to its fair market value. Additionally, in June 2002, we sold our wholly owned subsidiary, Extended Systems Singapore Pte Limited, and in May 2001, we sold the assets of our printing solutions segment. As a result, the results of these operations have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Income from discontinued operations" on the accompanying Statements of Operations.

The following summarizes the results of discontinued operations for the three months ended September 30:
                                                            2002         2001
                                                         ----------   ----------
Net revenue............................................. $      320   $      999
Gross profit............................................         44          322
Income tax provision....................................         16           46
Income from discontinued operations, net of taxes.......         28           62
Earnings per share from discontinued operations:
  Basic and diluted.....................................         --         0.01


NOTE 3.  RESTRUCTURING CHARGES

During our first quarter ended September 30, 2002, we continued our efforts to streamline operations and completed a restructuring plan to further reduce costs and improve operating efficiencies. As a result, we recorded $136,000 in workforce reduction costs during the quarter. The restructuring charge consisted primarily of severance, benefits, and other costs related to the termination of 16 employees in research and development, marketing and sales, manufacturing, and administration, of which 14 were located in the United States and 2 in Europe. All of these charges were paid in the first quarter of fiscal 2003.

During the quarter we also assumed a restructuring liability in connection with our acquisition of ViaFone. Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993,000 of future lease commitments that had been accrued but not yet paid, $266,000 of workforce reduction liabilities and $30,000 of French office liabilities. As of September 30, 2002, the balance of restructuring liabilities accrued but not yet paid was $1,174,000.

A summary of the restructuring costs is outlined as follows:

                                      WORKFORCE     FACILITIES
                                      REDUCTION         AND
                                        COSTS       OTHER COSTS      TOTAL
                                     ----------     ----------     ----------
Balance at June 30, 2002 ........... $       --     $       --     $       --
Restructuring charges accrued in
  first quarter of fiscal 2003 .....        136             --            136
Restructuring accrual assumed
  with ViaFone acquisition .........        266          1,023          1,289
Cash payments ......................       (227)           (24)          (251)
                                     ----------     ----------     ----------
Balance at September 30, 2002 ...... $      175     $      999     $    1,174
                                     ==========     ==========     ==========

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which we adopted during the three months ended September 30, 2002. This statement requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles at least annually.

During the quarter, we discontinued amortization of approximately $4.2 million of goodwill. In lieu of amortization, we performed an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. We concluded that there was no impairment in our recorded goodwill.

In accordance with SFAS No. 142, the effect of adopting this accounting change is reflected prospectively. The following table presents comparative financial information showing the effects that discontinuance of goodwill amortization would have had on the income statement for the three months ended September 30:

                                             2002             2001
                                         ------------     ------------
Net loss:
 Reported net loss....................   $     (1,964)    $     (2,817)
 Goodwill amortization (1)............             --              231
                                         ------------     ------------
   Adjusted net loss..................   $     (1,964)    $     (2,586)
                                         ============     ============

Basic and diluted loss per share:
 Reported loss per share..............   $       (.16)    $       (.26)
 Goodwill amortization (1)............             --              .02
                                         ------------     ------------
   Adjusted basic and diluted
   loss per share.....................   $       (.16)    $       (.24)
                                         ============     ============

(1) Includes $19,000 of amortization for the three months ended September 30, 2001 related to assembled workforce assets that were reclassified as goodwill effective July 1, 2002.

The changes in the carrying amount of goodwill for the three months ended September 30, 2002 are as follows:

Balance as of June 30, 2002..........................     $      1,704
Reclassification of certain intangibles to
  goodwill in connection with SFAS 142 adoption......              375
Acquisitions during the period.......................           10,971
                                                          ------------
Balance as of September 30, 2002.....................     $     13,050
                                                          ============

Other intangible assets, excluding goodwill, consist of the following:

                      AS OF SEPTEMBER 30, 2002             AS OF JUNE 30, 2002
                ----------------------------------  ----------------------------------
                   GROSS                               GROSS
                 CARRYING   ACCUMULATED              CARRYING   ACCUMULATED
                  AMOUNT   AMORTIZATION     NET       AMOUNT   AMORTIZATION     NET
                ----------  ----------  ----------  ----------  ----------  ----------
Purchased
Technology      $    3,691  $   (2,007) $    1,684  $    2,911  $   (1,848) $    1,063
Customer
Relationships           80          (1)         79          --          --          --
Non-compete
covenants                6          (6)         --           6          (6)         --
Other                    5          (4)          1           5          (4)          1
                ----------  ----------  ----------  ----------  ----------  ----------
Total           $    3,782  $   (2,018) $    1,764  $    2,922  $   (1,858) $    1,064
                ==========  ==========  ==========  ==========  ==========  ==========

Amortization of other intangible assets, reported as a component of cost of net revenue, was $160,000 and $146,000 for the quarters ended September 30, 2002 and 2001, respectively. Estimated future amortization expense for the remaining nine months of fiscal year 2003 and fiscal years 2004, 2005, 2006, 2007 and 2008 is $566,000, $621,000, $204,000, $172,000, $172,000, and $29,000, respectively.

NOTE 5.  BUSINESS COMBINATIONS

In August 2002, we completed our acquisition of ViaFone, Inc. ("ViaFone"). ViaFone was a privately held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. As a result of the acquisition, we expect to benefit from the licensing of ViaFone's software technology and from the addition of an experienced professional services organization. We also expect to benefit from the strong cross-selling opportunities present within each company's customer base and strategic relationships. The total purchase price of $10.7 million consisted of $9.9 million of Extended Systems common stock (2,550,000 shares issued based on the average stock price for the five trading days surrounding May 28, 2002) and $0.8 million of direct transaction costs. In exchange for the Extended Systems common stock issued, all outstanding shares of ViaFone common and preferred stock were acquired. As part of the acquisition agreement, an additional 450,000 shares of Extended Systems common stock were issued to shareholders of ViaFone and placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breeches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and net loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and we have submitted a claim to the escrow agent for reimbursement in the amount of all 450,000 shares. These 450,000 shares will be placed in Treasury when the escrow is settled and the shares are returned to us.

The transaction was accounted for as a purchase pursuant to SFAS No. 141. The purchase price was allocated as follows:
                                           AMORTIZATION
                                              PERIOD          AMOUNT
                                           ------------    ------------
Existing technology......................     5 yrs.       $        780
In-process research and development......      n/a                  430
Net tangible assets/liabilities..........      n/a               (1,515)
Customer relationships...................     5 yrs.                 80
Goodwill.................................      n/a               10,971
                                                           ------------
Purchase price...........................                  $     10,746
                                                           ============

The estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows:

Current assets.................................  $      4,518
Property and equipment.........................           589
Total assets acquired..........................         5,107
Current liabilities............................        (5,213)
Deferred revenue...............................          (491)
Non-current liabilities........................          (918)
                                                 ------------
Net tangible assets acquired...................  $     (1,515)
                                                 ============

Pursuant to SFAS No. 142, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. The goodwill is not deductible for tax purposes.

The purchased in-process research and development was charged to operations during the quarter as it had not yet reached technological feasibility and had no alternative future use. The in-process research and development percentage of completion was estimated to range from 50% to 80%. The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process research and development and discounting the net cash flows back to their present value.

The results of operations for the three months ended September 30, 2002 include the operations of ViaFone from August 31, 2002. The following unaudited pro forma consolidated results of continuing operations assume the ViaFone acquisition occurred at the beginning of each period presented:

                                                     PRO FORMA (UNAUDITED)
                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                   2002               2001
                                               ------------       ------------
Net revenue from continuing operations.......  $      6,259       $      5,821
Loss from continuing operations..............  $     (5,272)      $     (9,281)

Loss per share from continuing operations:
Basic and diluted............................  $       (.36)      $       (.69)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of fiscal 2002, nor is it indicative of results of operations for any future period.

NOTE 6.  RECEIVABLES
                                                   AS OF             AS OF
                                               SEPTEMBER 30,        JUNE 30,
                                                   2002               2002
                                               ------------       ------------
Accounts receivable..........................  $      5,422       $      5,109
Other receivables............................            62                 67
Allowance for doubtful accounts..............          (942)              (892)
                                               ------------       ------------
                                               $      4,542       $      4,284
                                               ============       ============

NOTE 7.  PROPERTY AND EQUIPMENT
                                                  AS OF              AS OF
                                               SEPTEMBER 30,        JUNE 30,
                                                   2002               2002
                                               ------------       ------------
Land and land improvements...................  $        897       $        897
Buildings....................................         5,903              5,864
Computer equipment...........................         5,936              5,443
Furniture and fixtures.......................         2,334              2,302
                                               ------------       ------------
                                                     15,070             14,506
Less accumulated depreciation................        (8,985)            (8,720)
                                               ------------       ------------
                                               $      6,085       $      5,786
                                               ============       ============


NOTE 8.  ACCRUED EXPENSES
                                                   AS OF             AS OF
                                               SEPTEMBER 30,        JUNE 30,
                                                   2002               2002
                                               ------------       ------------
Accrued payroll and related benefits...........$      1,876       $      1,211
Accrued restructuring charges, current portion.         641                 --
Other .........................................       1,812              1,528
                                               ------------       ------------
                                               $      4,329       $      2,739
                                               ============       ============

NOTE 9.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease certain office space and equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $156,000 and $120,000 for the three months ended September 30, 2002 and 2001, respectively.

In connection with our acquisition of ViaFone, we assumed operating lease obligations for office space located in Brisbane, California; Toronto, Canada; and Atlanta, Georgia. We also assumed capital lease obligations for various pieces of office equipment.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We have restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005.

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations are as follows (in thousands):

                                                 YEAR ENDING JUNE 30,
                                     ------------------------------------------
                                      2003     2004     2005     2006     2007  THEREAFTER  TOTAL
                                     ------   ------   ------   ------   ------   ------   ------
Restructuring-related commitments:
   Operating leases (2) ...........  $  436   $  533   $   --   $   --   $   --   $   --   $  969
Other commitments:
   SVB debt principal (1) .........     270      432      387       --       --       --    1,089
   SVB debt interest ..............      52       50       14       --       --       --      116
   Capital leases (1) .............      27       20       20        3       --       --       70
   Operating leases ...............     525      590      192      151      142      260    1,860
                                     ------   ------   ------   ------   ------   ------   ------
Total other commitments ...........     874    1,092      613      154      142      260    3,135
                                     ------   ------   ------   ------   ------   ------   ------
Total commitments .................  $1,310   $1,625   $  613   $  154   $  142   $  260   $4,104
                                     ======   ======   ======   ======   ======   ======   ======

(1) The term debt and capital leases are reported on the balance sheet as current and non-current liabilities, depending on the timing of when payments are due.
(2) The restructuring accrual related to the Brisbane lease obligation is reported as an accrued expense in the current liabilities section and in the non-current liabilities section of the balance sheet, depending on the timing of when payments are due.

Non-current capital lease obligations are as follows (in thousands):

                                                       AS OF SEPTEMBER 30, 2002
                                                       ------------------------
Gross capital lease obligations......................  $                     70
Less imputed interest................................                       (10)
                                                       ------------------------

Present value of net minimum lease payments..........                        60
Less current portion.................................                       (27)
                                                       ------------------------
Non-current capital lease obligations................  $                     33
                                                       ========================


LINE OF CREDIT. On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can currently access up to $5.0 million of financing in the form of a demand line of credit, subject to current accounts receivable balances and current payments due on our long-term debt. Certain of our assets collateralize the line of credit. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. To date we have had no borrowings on this line of credit.

LITIGATION. On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. However, litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims against the claims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position or results of operations.

We are also, from time-to-time, party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

NOTE 10.  INCOME TAXES

For the three months ended September 30, 2002, we recorded $12,000 of income tax expense related primarily to foreign withholding taxes and we recorded no income tax benefit for our loss from operations. We allocated $16,000 of income tax expense to income from discontinued operations, which resulted in our allocating a tax benefit of the same amount to continuing operations for a net tax benefit from continuing operations of $4,000. During the quarter, in connection with our acquisition of ViaFone, we recorded approximately $25 million of deferred tax assets and a corresponding valuation allowance. ViaFone's deferred tax assets consisted mainly of historical net operating loss carryforwards, which may not be available to us in the future due to the loss carryforward limitations of Internal Revenue Code Section 382.

NOTE 11.  BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

At September 30, 2002, we had one operating segment. Our mobile information management segment provides the expertise, strategy and solutions to help enterprise organizations realize their business goals through mobile technology. Our software and services portfolio includes data synchronization and device management solutions; mobile applications for sales, service and pharmaceutical professionals; mobile application development tools and services; embedded client/server database management systems; and Bluetooth and IrDA wireless connectivity software. We sell our mobile information management solutions primarily to enterprises, application developers, resellers and original equipment manufacturers.

In the three months ended September 30, 2002, revenue from IBM (including Lotus Development Corporation, a subsidiary of IBM), an original equipment manufacturer customer of our XTNDConnect products, accounted for 11% of our net revenue from continuing operations. No customer accounted for more than 10% of our net revenue from continuing operations in the three months ended September 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The words "expects," "anticipates," "believes," "intends," "will" and similar expressions identify forward-looking statements that are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding:

o    levels of software product license fees and royalties;
o    levels of international sales;
o    levels of service revenue;
o    levels of original equipment manufacturer sales;
o    anticipated gross margin;
o    staffing and expense levels;
o    future profitability;
o    future results of operations;
o    future operating cash flows;
o    levels of accounts receivable;
o    levels of capital expenditures;
o    anticipated costs of research and development;
o    sufficiency of working capital and borrowing capacity;
o    anticipated cash funding needs;
o    claims made by Pumatech, Inc.;
o    expected benefits from our acquisition of ViaFone; and
o    future acquisitions; and
o    effects of fluctuations in exchange rates.

We assume no obligation to update any forward-looking statements and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our 2002 Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q that we will file in fiscal 2003. All period references are to our first fiscal quarters ended September 30, 2002, and 2001, and our fiscal years ended June 30, 2002 and 2001, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

SIGNIFICANT EVENTS
------------------
On August 30, 2002, we completed our acquisition of ViaFone, Inc., a privately held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. ViaFone merged with and into a subsidiary of Extended Systems, and all outstanding shares of ViaFone common and preferred stock were exchanged for approximately 3,000,000 newly issued shares of Extended Systems common stock in a tax-free transaction. As part of the acquisition agreement, 450,000 of these shares were placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breeches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and we have submitted a claim to the escrow agent for reimbursement in the amount of all 450,000 shares. These 450,000 shares will be placed in Treasury when the escrow is settled and the shares are returned to us. We accounted for this transaction using the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the results of operations of ViaFone are included in our consolidated statement of operations from the completion date of the acquisition.

OVERVIEW
--------
We classify our product offerings into one operating segment, our mobile information management segment, which provides the expertise, strategy and solutions to help enterprise organizations realize their business goals through mobile technology. Our software and services portfolio includes data synchronization and device management solutions; mobile applications for sales, service and pharmaceutical professionals; mobile application development tools and services; embedded client/server database management systems; and Bluetooth and IrDA wireless connectivity software.

We sell our mobile information
management solutions primarily to enterprises, application developers, resellers, and original equipment manufacturers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

o    software license fees and royalties;
o    support and maintenance fees; and
o professional services, including non-recurring development fees that we generate when we adapt products to customers' specifications and consulting services.

Our future results of operations will be highly dependent upon the success of our software products, specifically our XTNDConnect data synchronization and management software; our Mobile Solutions Platform, formerly ViaFone OneBridge Mobility Platform; our Business Solutions mobile applications; our Advantage embedded client/server database software and our XTNDAccess infrared and Bluetooth wireless connectivity software. We expect the license fees and royalties generated by these products to continue to constitute a significant majority of our revenue.

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our international sales subsidiaries, overseas original equipment manufacturers and from a limited number of international distributors. Based on the region in which the customer resides, net revenue from continuing operations may be analyzed as follows for the three months ended September 30:

NET REVENUE PERCENTAGES BY REGION                               2002      2001
                                                               ---------------
Domestic....................................................     54%       51%
International:
   Europe...................................................     35        35
   Asia.....................................................      7        11
   Other regions............................................      4         3
                                                               ---------------
      Total international...................................     46        49
                                                               ---------------
           Net revenue from continuing operations...........    100%      100%
                                                               ===============

The increase in domestic revenue as a percentage of our total revenue in the first quarter of fiscal 2003 from the same period in fiscal 2002 is primarily due to an increase in sales of our XTNDConnect data synchronization and management software products to domestic customers. We also saw an increase in domestic sales of our Advantage Database Server products in the first quarter of fiscal 2003 in both absolute dollars and as a percentage of our total Advantage Database Server revenue.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 45% and 55% of our net revenue throughout fiscal 2003.

Revenue generated from sales to original equipment manufacturers and to companies that license our software to include in their own software offering has fluctuated in the past. We expect it will also fluctuate in future quarters, as such revenue is dependent upon the timing of customer projects and the effectiveness of their marketing efforts.

We sell our products directly to end-user customers and also market and sell many of our products through multiple indirect channels, primarily distributors and resellers. For the three months ended September 30, 2002, revenue from IBM (including Lotus Development Corporation, a subsidiary of IBM), an original equipment manufacturer customer of our XTNDConnect products, accounted for 11% of our net revenue from continuing operations primarily as the result of the recognition of $518,000 of deferred revenue that was recognized upon our fulfillment of contractual obligations to IBM. For the three months ended September 30, 2001, no customer accounted for greater than 10% of net revenue from continuing operations. In future quarters, we expect revenue from IBM to be less than 10% of our net revenue from continuing operations.

CRITICAL ACCOUNTING POLICIES
----------------------------

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates, assumptions and judgments that can have a material impact on our net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The policies described below are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Our audited consolidated financial statements and notes thereto contain our significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies that we consider critical to an understanding of the consolidated financial statements are highlighted below.

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

At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable, based on the payment terms associated with the transaction. If a significant portion of a fee is due after the shorter of our normal payment terms or 90 days, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due and payable. If we assessed the fixed or determinable criterion differently, the timing and amount of our revenue recognition may have differed materially from that reported.

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

We recognize revenue for support and maintenance services ratably over the contract term, which is usually 12 months, and we generally recognize revenue from training services as these services are performed. For professional services that involve significant implementation, customization, or modification of our software that is essential to the functionality of the software, we recognize revenue over the period of the engagement, generally using the percentage-of-completion method. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, where significant uncertainty about the project completion exists, or where an arrangement provides for customer acceptance, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete. If we were to make different judgments or utilize different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that previously reported.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the impairment of identifiable intangibles, fixed assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to: (1) significant underperformance relative to historical or projected future operating results,
(2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (3) significant negative industry or economic trends, (4) a significant decline in our stock price for a sustained period, and
(5) our market capitalization equal to or below our net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a market capitalization approach when the information is readily available. When the information is not readily available, we use a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model to measure any impairment. If we made different judgments or utilized different estimates our measurement of any impairment may have differed materially from that reported.

INCOME TAXES

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of September 30, 2002, we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we made different judgments or utilized different estimates, the amount or timing of the valuation allowance recorded may have differed materially from that reported. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially impact our financial position and results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts based on our continuous review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivable and historical collection patterns. If we made different judgments or utilized different estimates, the timing and amount of our reserve may have differed materially from that reported.

NET REVENUE                                    THREE MONTHS ENDED SEPTEMBER 30,
-----------                                    --------------------------------
                                                  2002     % CHANGE     2001
                                               ----------  --------  ----------
Revenue:
   License fees and royalties................  $    4,989      20%   $    4,148
   Services and other........................         920      22           755
                                               ----------            ----------
      Total net revenue......................  $    5,909      21%   $    4,903
                                               ----------            ----------

LICENSE FEES AND ROYALTIES. License and royalty revenue consists of fees for licenses of our software products. The increase in license fees and royalties in the first quarter of fiscal 2003 from the same period in fiscal 2002 was due primarily to our fulfillment of contract obligations to IBM that allowed us to recognize $518,000 of previously deferred revenue and an increase in the number of licenses sold of our XTNDConnect data synchronization and management products and an increase in the number of Advantage Database Server software licenses sold.

We expect revenue from license fees and royalties to continue to increase in fiscal 2003. This increase is expected to come primarily from increased licensing of our XTNDConnect data synchronization and management products, licensing of our products acquired in our acquisition of ViaFone, and increased licensing of our Advantage Database Server software. We do not currently anticipate that Bluetooth royalty revenue will be a material component of our net revenue in fiscal 2003.

SERVICES AND OTHER. Services and other revenue consists primarily of support and maintenance contracts sold to our customers and of fees from professional services. Our professional services typically consist of standard product installations, training, significant customization of our standard license product, or non-recurring engineering. Our service revenue increased in the first quarter of fiscal 2003 from the same period in fiscal 2002 primarily due to an increase in support and maintenance revenue generated from contracts on new licenses sold and contract renewals and due to an increase in professional services. The increase was partially offset by a decrease in revenue from non-recurring engineering, which fluctuates as a result of the timing of customer projects.

We expect services revenue to continue to increase in fiscal 2003, although we expect it may fluctuate from quarter to quarter based on the timing of professional services and non-recurring engineering fees earned. We are expecting an increase in revenue primarily as a result of our increased strategic focus on professional services and solutions, as evidenced by the addition of a dedicated professional services group in the first quarter of fiscal 2003. We also expect that service revenue will increase in fiscal 2003 due to an increase in the number of support and maintenance contracts sold on new licenses and contract renewals.

Deferred revenue was $2.3 million at September 30, 2002 compared to $2.2 million at June 30, 2002. There was an increase in deferred revenue of $491,000 added with our acquisition of ViaFone and an increase in deferred revenue from support and maintenance contracts added during the quarter. These increases were offset partially by a decrease in deferred revenue attributable to our fulfillment of contractual obligations to IBM, which resulted in the recognition of $518,000 of deferred revenue.

GROSS MARGIN
------------
                                             THREE MONTHS ENDED SEPTEMBER 30,
Gross Profit:                               2002        % CHANGE         2001
                                         ---------------------------------------
   License fees and royalties .........  $    4,717         25%       $    3,784
   Services and other..................         375       (20)%              470
                                         ----------                   ----------
   Total gross profit..................  $    5,092         20%       $    4,254


                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                       CHANGE IN
Gross margin:                               2002         MARGIN          2001
                                         ---------------------------------------
   License fees and royalties..........      95%             4%           91%
   Services and other..................      41%           (21%)          62%
   Total gross margin..................      86%           ( 1%)          87%


Our cost of net revenue consists primarily of costs associated with:
o    post-sales support;
o    personnel providing professional services;
o    amortization of purchased technology;
o    royalties for the use of third-party software; and
o    other production-related activities.

In general, the costs of license fees and royalties represent a far smaller percentage of license fees and royalties net revenue than service costs, which have a much higher cost structure as a percentage of services revenue. Additionally, costs of license fees and royalties, such as royalties for the use of third-party software, are variable, based on license revenue volume. Services costs tend to be fixed within certain services revenue ranges. We would expect that an increase in service revenue as a percentage of our total net revenue would generate a lower overall gross margin as a percentage of total net revenue. Also, given the high level of fixed costs associated with the professional services group, our inability to generate sufficient services revenue to absorb these fixed costs could lead to negative services gross margins.

LICENSE FEES AND ROYALTIES. The increase in gross profit for the first quarter of fiscal 2003 from the same period of fiscal 2002 was primarily due to an increase in net revenue from license fees and royalties and a decrease in operations-related overhead. In the first quarter of fiscal 2003, the gross margin from license fees and royalties increased from the same period in fiscal 2002 due primarily to a decrease in operations-related overhead resulting from our restructurings and cost containment efforts, partially offset by an increase in amortization of purchased technology from our acquisition of ViaFone. 17

SERVICES AND OTHER. The decline in gross profit and gross margin from services and other net revenue in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 was attributable to an increase in the number of employees dedicated to our professional services organization and an increase in post sales support resulting primarily from an increase in the number of employees in our support group.

We expect our gross profit to increase as our revenue increases. We expect our gross margin to range between 82% to 85% through the remainder of fiscal 2003. This range is primarily driven by an expected increase in license fees and royalties net revenue and an expected increase in services net revenue, as well as the expected mix between license fees and services. In addition, amortization of purchased technology will increase from the prior year as a result of our acquisition of ViaFone.

OPERATING EXPENSES
------------------

Our operating expenses for the first quarter of fiscal 2003 were $6.9 million compared to $7.2 million in the first quarter of last year. The decrease in operating expenses from the first quarter of last year is primarily attributable to cost reductions implemented in this quarter and in prior quarters, as well as the elimination of goodwill amortization in accordance with our adoption of SFAS No. 142, offset in part by the $430,000 acquired in-process research and development charge in the first quarter of fiscal 2003 related to the acquisition of ViaFone.


RESEARCH AND DEVELOPMENT EXPENSES           THREE MONTHS ENDED SEPTEMBER 30,
---------------------------------          2002         % CHANGE        2001
                                         ------------------------------------
Research and development...............  $ 1,953          (26)%       $ 2,625
   as a % of net revenue...............      33%                          54%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs and facility expenses. The decrease in research and development expenses in the first quarter of fiscal 2003 from the same period in fiscal 2002 was primarily the result of a reduction in personnel subsequent to our restructurings, offset in part by an increase in engineering personnel in connection with the completion of the ViaFone acquisition. At September 30, 2002 we had 92 full-time equivalent research and development personnel and contractors, including 14 added with the ViaFone acquisition, a decrease from the 104 full-time equivalent personnel at the same time last year.

We expect our research and development costs in the quarter ending December 31, 2002 to increase slightly from those in the first quarter as a result of having the former ViaFone engineers on board for the full quarter. For the second half of fiscal 2003, we expect our research and development costs to remain consistent with the quarter ending December 31, 2002 based on our plans to maintain our research and development headcount at current levels.


MARKETING AND SALES EXPENSES               THREE MONTHS ENDED SEPTEMBER 30,
----------------------------               2002         % CHANGE        2001
                                         ------------------------------------
Marketing and Sales....................  $ 3,289           (4)%       $ 3,431
  as a % of net revenue................      56%                          70%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing and sales staff, promotional expenses and pre-sales support costs. The slight decrease in marketing and sales expenses in the first quarter of fiscal 2003 from the same period in fiscal 2002 was primarily due to a reduction in promotional expenses of approximately $103,000. At September 30, 2002, we had 113 full-time equivalent marketing, sales, and support personnel and contractors, including 11 added with the ViaFone acquisition, as compared to 112 full-time equivalent personnel and contractors at the same time last year.

We expect marketing and sales expenses to increase moderately in fiscal 2003 as our revenue increases and as a result of increased sales staffing, although we expect these expenses to decrease as a percentage of net revenue.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
                                            THREE MONTHS ENDED SEPTEMBER 30,
                                           2002         % CHANGE        2001
                                         ------------------------------------
General and administrative.............  $ 1,124           30%        $   935
  as a % of net revenue................      19%                          19%


General and administrative expenses primarily consist of salaries and other personnel costs for our finance, management information systems, human resources and other administrative groups, as well as professional service fees and directors' and officers' insurance costs. The increase in general and administrative expenses in the first quarter of fiscal 2003 from the same period in fiscal 2002 was primarily attributable to an increase in legal fees of $134,000 related primarily to the Pumatech lawsuit, a $60,000 increase in bad debt expense, and a $48,000 increase in directors' and officers' insurance. This increase was partially offset by a decrease in personnel costs resulting from our recent restructuring in August 2002 and prior quarters.

We expect general and administrative expenses to continue to increase in fiscal 2003 as a result of an increase in legal fees associated with the Pumatech lawsuit and an increase in directors' and officers' insurance. We expect the increases will be partially offset by decreased personnel costs resulting from our recent restructuring in August 2002. At September 30, 2002, we had 30 full-time equivalent employees in administration, as compared to 40 full-time equivalent personnel at the same time last year. No general and administrative personnel were added with our acquisition of ViaFone.

RESTRUCTURING CHARGES
---------------------

During our first quarter ended September 30, 2002, we continued our efforts to streamline operations and completed a restructuring plan to further reduce costs and improve operating efficiencies. As a result, we recorded $136,000 in workforce reduction costs during the quarter. The restructuring charge consisted primarily of severance, benefits, and other costs related to the termination of 16 employees in research and development, marketing and sales, manufacturing, and administration, of which 14 were located in the United States and 2 in Europe. All of these charges were paid in the first quarter of fiscal 2003.

During the quarter we also assumed a restructuring liability in connection with our acquisition of ViaFone. Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993,000 of future lease payments that had been accrued but not yet paid, $266,000 of workforce reduction liabilities and $30,000 of French office liabilities. As of September 30, 2002, the balance of restructuring liabilities accrued but not yet paid was $1,174,000.

A summary of the restructuring costs is outlined as follows:

                                        WORKFORCE     FACILITIES
                                        REDUCTION         AND
                                          COSTS       OTHER COSTS     TOTAL
                                         -------        -------      -------
Balance at June 30, 2002...............       --             --           --
Restructuring charges accrued in
  first quarter of fiscal 2003.........      136             --          136
Restructuring accrual assumed
  with ViaFone acquisition.............      266          1,023        1,289
Cash payments..........................     (227)           (24)        (251)
                                         -------        -------      -------
Balance at September 30, 2002..........  $   175        $   999      $ 1,174
                                         =======        =======      =======

AMORTIZATION OF INTANGIBLES
---------------------------

We report amortization of non-goodwill intangibles, primarily consisting of purchased technology, as a component of our cost of net revenue. Amortization of non-goodwill intangibles was $160,000 and $146,000 for the quarters ended September 30, 2002 and 2001, respectively. The net increase in amortization of non-goodwill intangibles is a result of the addition of non-goodwill intangibles from our acquisition of ViaFone. This increase was partially offset by a decrease in amortization resulting from our adoption of SFAS No. 141, which resulted in $375,000 of intangible assets, comprised of assembled workforce intangibles, being reclassified as goodwill.

 As a result of our adoption of SFAS No. 141, which requires that goodwill no longer be amortized, we did not record amortization of goodwill for the quarter ended September 30, 2002. Amortization of goodwill was $231,000 for the quarter ended September 30, 2001. This amount was reported as an operating expense.

INCOME TAX PROVISION (BENEFIT)             THREE MONTHS ENDED SEPTEMBER 30,
------------------------------             2002         % CHANGE       2001
                                         ------------------------------------
Income tax provision (benefit)...........$   (4)          (86)%      $   (28)
   as a % of income (loss) before taxes..     0%                           1%

During the first quarters of fiscal 2003 and 2002, income tax expense was recorded for foreign withholding taxes and no income tax benefit was recorded for our loss from operations. In both periods we allocated income tax expense to income from discontinued operations, which resulted in our allocating a tax benefit to continuing operations. The change in the income tax benefit from continuing operations for the first quarter of fiscal 2003 from the same period in fiscal 2002 was primarily the result of a decrease in income tax expense from discontinued operations caused by a decrease in income from discontinued operations. During the quarter, in connection with our acquisition of ViaFone, we recorded an additional $25 million of deferred tax assets and a corresponding valuation allowance. ViaFone's deferred tax assets consisted mainly of historical net operating loss carryforwards, which may not be available to us in the future due to the loss carryforward limitations of Internal Revenue Code
Section 382.

BUSINESS COMBINATIONS
---------------------

In August 2002, we completed our acquisition of ViaFone, Inc. ("ViaFone"). ViaFone was a privately held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. As a result of the acquisition, we expect to benefit from the licensing of ViaFone's software technology and from the addition of an experienced team of engineers to our newly formed professional services organization. We also expect to benefit from the strong cross-selling opportunities present within each company's customer base and strategic relationships. The total purchase price of $10.7 million consisted of $9.9 million of Extended Systems common stock (2,550,000 shares issued based on the average stock price for the five trading days surrounding May 28, 2002) and $0.8 million of direct transaction costs. In exchange for the Extended Systems common stock issued, all outstanding shares of ViaFone common and preferred stock were acquired. As part of the acquisition agreement, an additional 450,000 shares of Extended Systems common stock were issued to shareholders of ViaFone and placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breeches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and net loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and we have submitted a claim to the escrow agent for reimbursement in the amount of all 450,000 shares. These 450,000 shares will be placed in Treasury when the escrow is settled and the shares are returned to us.

The transaction was accounted for as a purchase pursuant to Statement of Financial Accounting Standards (SFAS) No. 141. The purchase price was allocated as follows:
                                           AMORTIZATION
                                              PERIOD            AMOUNT
                                           ------------       ----------
Existing technology....................       5 yrs.          $      780
In-process research and development....         n/a                  430
Net tangible assets/liabilities........         n/a               (1,515)
Customer relationships.................       5 yrs.                  80
Goodwill...............................         n/a               10,971
                                                              ----------
Purchase price.........................                       $   10,746
                                                              ==========

The estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows:

Current assets................................   $    4,518
Property and equipment........................          589
Total assets acquired.........................        5,107
Current liabilities...........................       (5,213)
Deferred revenue..............................         (491)
Non-current liabilities.......................         (918)
                                                 ----------
Net tangible assets acquired..................   $   (1,515)
                                                 ==========

Pursuant to SFAS No. 142, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. The goodwill is not deductible for tax purposes.

The purchased in-process research and development was charged to operations during the quarter as it had not yet reached technological feasibility and had no alternative future use. The in-process research and development percentage of completion was estimated to range from 50% to 80%. The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process research and development and discounting the net cash flows back to their present value.

The results of operations for the three months ended September 30, 2002 include the operations of ViaFone from August 31, 2002. The following unaudited pro forma consolidated results of continuing operations assume the ViaFone acquisition occurred at the beginning of each period presented:

                                                  PRO FORMA (UNAUDITED)
                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------
                                                   2002          2001
                                                ----------    ----------
Net revenue from continuing operations........  $    6,259    $    5,821
Loss from continuing operations...............  $   (5,272)   $   (9,281)

Loss per share from continuing operations:
Basic and diluted.............................  $     (.36)   $     (.69)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of fiscal 2002, nor is it indicative of results of operations for any future period.

RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

In the first quarter of fiscal 2003, we adopted a formal plan to exit our infrared hardware business as a result of an expected decline in sales of these products and our desire to increase our focus on our core software businesses. As a part of that plan, we wrote down the infrared hardware inventory to its fair market value. Additionally, and in June 2002, we sold our wholly owned subsidiary, Extended Systems Singapore Pte Limited and in May 2001, we sold the assets of our printing solutions segment. As a result, the results of these operations have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 . Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Income from discontinued operations" on the accompanying Statements of Operations.

The following summarizes the results of discontinued operations:

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                            2002       % CHANGE       2001
                                         ------------------------------------
Net revenue..............................$    320         (68)%     $     999
Income from discontinued operations,
  net of taxes...........................      28         (55)             62

In the first quarter of fiscal 2003, our revenue from discontinued operations consisted primarily of revenue from our discontinued infrared hardware business. The decrease in net revenue from discontinued operations for the first quarter of fiscal 2003 from the same period of fiscal 2002 was primarily a result of there being no material revenue from our discontinued printing solutions segment and no revenue from our former Singapore subsidiary in the first quarter of fiscal 2003.

Income from our discontinued operations decreased in the first quarter of fiscal 2003 from the same period of fiscal 2002 primarily as a result of lower revenue from our discontinued print server and infrared hardware operations, a decrease in income generated by our Singapore subsidiary, and a decrease in gross profit in our infrared hardware business resulting from an inventory write down.

We expect revenue from discontinued operations to continue to decrease in future quarters. We expect to continue to generate revenue from our discontinued infrared hardware business for the next two quarters as we fulfill last-time orders from our customers.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES
                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2002              2001
                                                --------------    --------------
Net cash used by operating activities...........   $ (836)           $(1,322)

Net cash used by operating activities in the first quarter of fiscal 2003 was primarily the result of our net loss and the result of a decrease in deferred revenue and an increase in prepaid assets, adjusted for such non-cash items as depreciation, amortization and acquired in-process research and development. These cash uses were partially offset by a decrease in receivables and an increase in accounts payable. Net cash used by operating activities in the first quarter of fiscal 2002 was primarily a result of our net loss and the result of a decrease in accounts payable and accrued expenses, adjusted for such non-cash items as depreciation and amortization. This cash use was partially offset by a decrease in receivables and an increase in deferred revenue.

Accounts receivable, net of allowance, were $4.5 million and $6.5 million at September 30, 2002 and 2001, respectively. The decrease in accounts receivable from the first quarter in fiscal 2002 to the same period in fiscal 2003 is due primarily to a decrease in DSOs (days sales outstanding) and a decrease in net revenue from original equipment manufacturers. We expect that our accounts receivable will increase in fiscal 2003 as a result of an expected increase in net revenues. Accounts receivable may also increase in the future if net revenue from original equipment manufacturers and international customers becomes a higher percentage of our net revenue because these customers generally have longer payment cycles.

NET CASH PROVIDED BY INVESTING ACTIVITIES
                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2002              2001
                                                --------------    --------------
Net cash provided by investing activities.......    $1,264              $3

Net cash provided by investing activities in the first quarter of fiscal 2003 was primarily the result of completing the acquisition of ViaFone and proceeds from payments of employees' notes receivable. These proceeds were partially offset by purchases of property and equipment. As part of our effort to control cash and expenses, we did not make a significant investment in property and equipment in the first quarter of fiscal 2003. Net cash provided by investing activities in the first quarter of fiscal 2002 was primarily the result of payments of employees' notes receivables. These proceeds were offset, in part, by purchases of property and equipment.

We plan to incur aggregate capital expenditures of approximately $250,000 during fiscal 2003, primarily for software, system improvements and personal computers.

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2002              2001
                                                --------------    --------------
Net cash provided (used) by financing activities    $(60)               $8


Net cash used by financing activities in the first quarter of fiscal 2003 resulted from payments on term debt assumed as part of our acquisition of ViaFone. Net cash provided by financing activities in the first quarter of fiscal 2002 consisted primarily of proceeds from the issuance of common stock under our stock plans.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can currently access up to $5.0 million of financing in the form of a demand line of credit, subject to current accounts receivable balances and current payments due on our long-term debt. Certain of our assets collateralize the line of credit. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. To date we have no draws on this line of credit.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank. We have restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005.

We believe that our existing working capital and borrowing capacity, the funds we expect to generate from our operations, and the cash we acquired in the ViaFone merger will be sufficient to fund our anticipated working capital and capital expenditure requirements through fiscal 2003. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. These sources of liquidity could include borrowing against our line of credit or offering additional equity securities, which could result in dilution to our stockholders, or additional debt financing. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES
------------------------------------------

We derive a substantial portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of independent distributors and overseas original equipment manufacturers. Sales made by our international subsidiaries are generally denominated in each country's respective currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into United States dollars. Fluctuations in exchange rates also may make our products more expensive to original equipment manufacturers and independent distributors who purchase our products in United States dollars.

In participating countries, we have completed the transition of our product prices to the European single currency, the euro, and have converted financial systems from local denominations to the euro. We did not experience significant costs to make the transition and all such costs were expensed to operations as they were incurred.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies.

To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $4.6 million and $1.9 million in forward contracts in place, which approximated fair value, against the Canadian dollar, euro and British pound sterling at September 30 and June 30, 2002, respectively, which matured within 30 days. We recognized net currency exchange losses of $55,000 and $33,000 for the periods ended September 30, 2002 and 2001 respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes various existing standards on accounting for long-lived assets. This new standard establishes a single accounting method under which long-lived assets to be disposed of by sale are measured at the lower of book or fair value less cost to sell. Additionally, this statement expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. We adopted this statement as of July 1, 2002, and the adoption of this statement did not have a material effect on our consolidated financial statements.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

WE HAVE A RECENT HISTORY OF LOSSES AND MAY CONTINUE TO GENERATE LOSSES IN FISCAL 2003.

Since the third quarter of our fiscal 1999, we have devoted significant financial resources to the research and development of, and marketing and sales for, our mobile information management software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources to product development and marketing and sales. We currently believe that we will be at break-even from operations in the second quarter of fiscal 2003. Our ability to reach break-even from operations and our ability to reach profitability and positive cash flow from operations in subsequent periods, will depend on a number of factors, including:

o    our ability to generate sufficient revenue and control expenses;
o buying patterns of our corporate information technology and original equipment manufacturer customers;
o our ability to realize the benefits of the acquisition of ViaFone while minimizing the costs of integrating our business operations and products;
o    changes in customer demand for our products;
o the timing of customer orders, which can be influenced by fiscal year-end buying patterns, seasonal trends or general economic conditions;
o announcements or introductions of new products or services by our competitors;
o the outcome of our dispute with Pumatech, Inc. and the impact of any litigation on our financial and management resources;
o    delays in our development and introduction of new products and services;
o    changes in our pricing policies as a result of increased competition;
o    the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
o    the emergence of new technologies or industry standards;
o normal seasonality that we experience in the first quarter of our fiscal year; and
o a shift in the mix of our products sold, which may result in fluctuations in our gross margin.

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

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen or continue longer than expected, demand for our products may be reduced as a result of enterprises reducing information technology spending on our products and original equipment manufacturers reducing their use of our products in their own products. As a result, our revenue may fail to grow or decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in additional charges incurred in connection with restructuring or other cost-cutting measures we may implement. For example, on April 10, 2002, we announced a restructuring plan to reduce costs and improve operating efficiencies and, as a result, incurred approximately $213,000 in restructuring costs in our fourth quarter of fiscal 2002, primarily for severance payments to terminated employees. In addition, in August of 2002, we continued our efforts to streamline operations and implemented an additional restructuring program. As a result, we recorded a restructuring charge of approximately $136,000 in our first quarter of fiscal 2003 consisting primarily of severance payments and related costs for terminated employees.

WE MAY NOT REALIZE THE BENEFITS OF OUR RECENT ACQUISITION OF VIAFONE, INC.

Whether we realize the benefits of our acquisition of ViaFone will depend on our ability to integrate the people, operations, technology and products of ViaFone in a timely, efficient and effective manner. Integrating ViaFone will be a complex, time-consuming and expensive process and may result in revenue disruption, operational difficulties and diversion of management resources. Successful integration of ViaFone will be affected by the following:

o we may be unable to combine our product offerings and product lines with those of ViaFone quickly and smoothly, resulting in our having to spend additional time or money on integration of products and technology;
o we may be unable to successfully demonstrate the benefits of the combined company's product line to our customers, resulting in delay or deferral of purchasing decisions by our customers;
o our management may spend too much time on integration issues, resulting in the diversion of our management's attention from other business concerns, including product development, marketing and operations;
o we may be unable to retain and motivate key employees, resulting in delays and disruptions in integrating ViaFone's operations, products and technology and additional costs associated with recruiting and training replacement employees;
o we may be unable to retain key alliances, resulting in an impairment of our ability to achieve our product development and marketing objectives;
o we may be unable to integrate our business culture with that of ViaFone, resulting in additional costs and delays in integrating ViaFone's operations and employees; and
o we may discover unknown liabilities associated with the acquired business and technology of ViaFone, resulting in unforeseen business expenses and delays in product development.

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

We compete with:

o mobile data management companies, including Synchrologic, Aether Systems, Pumatech, Microsoft, IBM, AvantGo and iAnywhere, a division of Sybase;
o client/server database providers, including Microsoft, Interbase, Pervasive Software and Oracle;
o mobile connectivity companies, including Widcomm, Open Interface and IVT Corporation; and
o internal research and development departments of original equipment manufacturers, many of whom are our current customers.

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

IF SPECIFIC INDUSTRY-WIDE STANDARDS AND PROTOCOLS UPON WHICH OUR PRODUCTS ARE OR WILL BE BASED, DO NOT ACHIEVE WIDESPREAD ACCEPTANCE, OUR BUSINESS WOULD BE HARMED.

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

IF OUR CUSTOMERS DO NOT ADOPT WIRELESS TECHNOLOGIES, DEMAND FOR OUR PRODUCTS WOULD BE REDUCED AND OUR BUSINESS WOULD BE HARMED.

Our products support the exchange of data with mobile devices via wired and wireless connections. Our future growth will depend, in part, on the adoption of wireless solutions by our customers. The adoption of wireless solutions is dependent upon the development of 2.5 generation or 3rd generation ("2.5G" or "3G") networks that are intended to support more complex applications and to provide end users with a more satisfying user experience than today's networks. If communication service providers delay their deployment of 2.5G or 3G networks or fail to roll such networks out successfully, our customers may not adopt wireless technologies, there could be less demand for our products and services and our business could be harmed. In addition, if communication service providers fail to continue to make investments in their networks or invest at a slower pace in the future, there may be less demand for our products and services and our business could suffer.

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

For instance, on April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech's synchronization software patents are invalid and not infringed by our product. However, litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position or results of operations.

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

As part of our strategy, we intend to continue to pursue the acquisition of companies that either complement or expand our existing business. If we fail to properly evaluate and execute acquisitions, our business would be harmed. We may not be able to properly evaluate the technology and accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses. Acquisitions involve a number of risks and difficulties, including:

o the integration of acquired technologies with our existing products and technologies;
o diversion of management's attention and other resources to the assimilation of the operations and employees of the acquired companies;
o availability of equity or debt financing on terms favorable to us and our stockholders;
o integration of management information systems, employees, research and development, and marketing, sales and support operations;
o    expansion into new markets and business areas;
o    potential adverse short-term effects on our operating results; and
o    retention of customers and employees post-acquisition.

In addition, if we conduct acquisitions using debt or equity securities, our existing stockholders' investments may be diluted, which could affect the market price of our stock.

INTERNATIONAL SALES AND OPERATIONS REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE. OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

In the first quarter of fiscal year 2003, based on the region where the customer resides, 46% of our revenue was generated from international sales. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

o    changes in government regulations;
o    export license requirements;
o    tariffs, taxes and trade barriers;
o fluctuations in currency exchange rates, which could cause our products to become relatively more expensive to customers in a particular country and lead to a reduction in sales in that country; longer collection and payment cycles than those in the United States;
o    difficulty in staffing and managing international operations; and
o political and economic instability, including military and terrorist actions.

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

CURRENCY EXCHANGE RATE FLUCTUATIONS COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

The transactions made through our subsidiaries in Canada, France, Germany, Italy, the Netherlands and the United Kingdom are primarily denominated in local currencies. Accordingly, these international operations expose us to currency exchange rate fluctuations, which in turn could cause our operating results to fluctuate when we translate revenue and expenses denominated in other currencies into United States dollars.

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with our international subsidiaries. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

THE COMPLEX COMPUTER SOFTWARE PRODUCTS THAT WE PRODUCE MAY CONTAIN DEFECTS FOR WHICH WE MAY BE LIABLE.

The complex software products we offer may contain undetected errors when first introduced or as new versions are released. These errors could result in dissatisfied customers, product liability claims and the loss of or delay in market acceptance of new or enhanced products, any of which could harm our business. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may deploy our products. For example, our mobile information management products are used in a wide variety of telecommunications environments. Changes in technology standards or an increase in the number of telecommunications technologies used in the marketplace may create compatibility issues with our products and our customers' environments. Accordingly, despite testing by us and by current and potential customers, errors could be found after commencement of commercial shipment. A successful product liability claim brought against us could result in our payment of significant legal fees and damages, which would harm our business.

OUR STOCK PRICE MAY BE VOLATILE AND COULD DROP SIGNIFICANTLY, RESULTING IN THE PARTIAL OR TOTAL LOSS OF A STOCKHOLDER'S INVESTMENT.

The trading price of our common stock may fluctuate significantly, which may cause a stockholder's investment to decrease in value. The following factors may have a significant impact on the market price of our common stock:

o    announcements of acquisitions by us or our competitors;
o    quarter-to-quarter variations in our operating results;
o    sales of significant numbers of shares within a short period of time;
o    the outcome of our litigation with Pumatech;
o announcements of technological innovations or new products by us or our competitors;
o    general conditions in the computer and mobile device industry;
o general economic conditions and their impact on corporate information technology spending;
o    price and trading volume volatility in the public stock markets in general;
o    announcements and updates of our business outlook; and
o changes in security analysts' earnings estimates or recommendations regarding our competitors, our customers or us.

SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK MAY BE SOLD CAUSING OUR STOCK PRICE TO DECLINE SIGNIFICANTLY WHEN THE SHARES OF STOCK ISSUED IN CONNECTION WITH THE VIAFONE ACQUISITION ARE RELEASED FROM THEIR LOCK-UP AGREEMENTS.

A substantially large number of shares of our common stock may be sold into the public market within short time periods at various dates following the close of the merger on August 30, 2002. As a result, our stock price could fall. Of the approximately 3,000,000 shares of Extended Systems common stock issued in connection with this merger, approximately 439,612 shares were immediately available for resale by the former stockholders of ViaFone and 2,482,809 shares of Extended Systems common stock are subject to "lock-up" agreements that restrict the timing of the resale of these shares. Under the lock-up agreements, 827,603 shares will be released and available for sale in the public market on February 28, 2003, six months after the closing date of the merger, an additional 827,603 shares will be released and available for sale in the public market on May 31, 2003, nine months after the closing date of the merger and an additional 455,191 shares will be available for sale in the public market on August 31, 2003, 12 months after the closing date of the merger and at anytime thereafter. In comparison, the average daily trading volume of our common stock for the five-day period ending on November 8, 2002 was 21,039 shares. While Rule 145 under the Securities Act may impose some limitations on the amount of shares certain ViaFone stockholders may sell, sales of a large number of newly released shares of Extended Systems common stock could occur that could result in a sharp decline in our stock price.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS WILL SUFFER.

Growth in our business may place a significant strain on our administrative, operational and financial resources and increase demands on our systems and controls, which could harm our business. Growth may also result in an increase in the scope of responsibility for management personnel.

We anticipate that our growth and expansion will require that we recruit, hire, train and retain new engineering, executive, sales and marketing, and administrative personnel. Difficulty in recruiting qualified personnel could require us to incur significant costs to recruit personnel or could limit our ability to grow. In addition, in order to manage our growth successfully, we will need to continue to expand and improve our operational, management and financial systems and controls. The failure to do so could harm our business.

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

Our success depends upon the continuing contributions of our key management, engineering, sales and marketing, and administrative personnel and our ability to attract and retain key personnel. We do not maintain any key-person life insurance policies. The loss of key personnel could harm our business.

In our first quarter of fiscal 2002, we completed a restructuring plan and reduced our workforce by approximately 40 employees. In the fourth quarter of fiscal 2002, we completed an additional restructuring plan and reduced our workforce by approximately 25 additional employees. In our first quarter of fiscal 2003, we completed a further restructuring program, which resulted in the elimination of an additional 16 employees. Despite this reduction in workforce, we will continue to recruit personnel with the specific technical skills that are critical to our business. For example, throughout fiscal 2003 we expect to hire additional sales personnel in order to capitalize on market opportunities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of September 30, 2002, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had $4.6 million and $1.9 million in forward contracts in place, which approximated fair value, against the Canadian dollar, euro, and British pound sterling at September 30 and June 30, 2002, respectively, which matured within 30 days.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) performed by the Company's principal executive officer and principal financial officer as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, such officers have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. However, litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims against the claims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

We held a Special Meeting of Stockholders on August 29, 2002, in Boise, Idaho. At the special meeting, the stockholders of Extended Systems approved the issuance of up to 3,000,000 shares of common stock in connection with the merger of Venus Acquisition Corporation, a wholly owned subsidiary of Extended Systems, with and into ViaFone, Inc. ("the Proposal"). Represented in person or by proxy at the special meeting were over 53% of all shares of Extended Systems common stock entitled to vote on the Proposal. There were 5,866,320 votes cast in favor of the Proposal, 83,957 votes cast against the Proposal and 26,123 shares that abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (A)   EXHIBITS

               EXHIBIT
               NUMBER      DESCRIPTION
               -------     -----------
                21.1       List of Subsidiaries of Registrant

                99.1 Certification of Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002


         (B)   REPORTS ON FORM 8-K

               The Company filed a Form 8-K on September 16, 2002 to announce the closing on August 30, 2002 of the acquisition of ViaFone, Inc. pursuant to the Agreement and Plan of Merger and Reorganization by and among Extended Systems Incorporated; Venus Acquisition Corporation, a wholly-owned subsidiary of Extended Systems; ViaFone, Inc., U.S. Bank N.A., as the Escrow Agent; and Josh Stein, as the Company Representative, pursuant to which Venus Acquisition Corporation was merged with and into ViaFone, and ViaFone became a wholly-owned subsidiary of Extended Systems.


ITEMS 2, 3, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                EXTENDED SYSTEMS INCORPORATED



Dated: November 14, 2002        By: /s/ KARLA K. ROSA
                                    ------------------------------------------
                                    KARLA K. ROSA
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                 CERTIFICATIONS


I, Steven D. Simpson, President and Chief Executive Officer of Extended Systems Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Extended Systems Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002              By:  /s/  STEVEN D. SIMPSON
                                           ----------------------
                                           Steven D. Simpson
                                           President and Chief Executive Officer

                                 CERTIFICATIONS


I, Karla K. Rosa, Vice President and Chief Financial Officer of Extended Systems Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Extended Systems Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                            By: /s/  KARLA K. ROSA
                                                        -----------------------
                                                        Karla K. Rosa
                                                        Vice President and
                                                        Chief Financial Officer