Form 10-Q
period 2002-12-31
EXTENDED SYSTEMS INC
filed 2003-02-14
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


--------------------------------------------------------------------------------

                        Commission File Number 000-23597

                          EXTENDED SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               82-0399670
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

       5777 NORTH MEEKER AVENUE, BOISE, ID                   83713
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (208) 322-7575

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Registrant's Common Stock as of December 31, 2002, was 13,821,393.

================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

         Condensed Consolidated Balance Sheets as of December 31,
         2002 and June 30, 2002                                               3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended December 31, 2002 and  2001               4


         Condensed Consolidated Statements of Comprehensive Loss
         for the Three and Six Months Ended December 31, 2002 and 2001        4


         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 2002 and 2001                              5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations                                           14
         -------------------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          35
         ----------------------------------------------------------

Item 4.  Controls and Procedures                                             35
         -----------------------

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   36
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders                 36
         ---------------------------------------------------

Item 5.  Other Information                                                   37
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                    37
         --------------------------------

         (Items 2 and 3 of Part II are not applicable and have been omitted)

       . SIGNATURES                                                          38

         CERTIFICATIONS                                                      39

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)
(UNAUDITED)

                                                                                 DECEMBER 31,       JUNE 30,
                                                                                     2002             2002
                                                                                   --------         --------
ASSETS
Current:
   Cash and cash equivalents ..............................................        $  4,036         $  5,439
   Receivables, net .......................................................           5,436            4,284
   Prepaids and other .....................................................             961            1,719
                                                                                   --------         --------
      Total current assets ................................................          10,433           11,442
Property and equipment, net ...............................................           5,813            5,786
Goodwill, net .............................................................          12,852            1,704
Intangibles, net ..........................................................           1,575            1,439
                                                                                   --------         --------
      Total assets ........................................................        $ 30,673         $ 20,371
                                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable .......................................................        $  3,380         $  2,377
   Accrued expenses .......................................................           3,048            2,739
   Deferred revenue .......................................................           2,360            2,167
   Accrued restructuring ..................................................             325               --
   Current portion of long-term debt ......................................             217               --
   Capital leases .........................................................              17               --
                                                                                   --------         --------
      Total current liabilities ...........................................           9,347            7,283

Non-current:
   Long-term debt .........................................................             759               --
   Accrued restructuring ..................................................             533               --
   Capital leases .........................................................              65               --
                                                                                   --------         --------
      Total non-current liabilities .......................................           1,357               --
                                                                                   --------         --------
      Total liabilities ...................................................          10,704            7,283

Commitments and contingencies--Note 9

Stockholders' equity:
   Preferred stock; $0.001 par value per share, 5,000 shares authorized; no
      shares issued or outstanding ........................................              --               --

   Common stock; $0.001 par value per share, 75,000 shares authorized;
      13,821 and 11,208 shares issued and outstanding .....................              14               11

   Additional paid-in capital .............................................          44,200           34,053
   Accumulated deficit ....................................................         (23,353)         (20,124)
   Accumulated other comprehensive loss ...................................            (892)            (852)
                                                                                   --------         --------
      Total stockholders' equity ..........................................          19,969           13,088
                                                                                   --------         --------
      Total liabilities and stockholders' equity ..........................        $ 30,673         $ 20,371
                                                                                   ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              DECEMBER 31,                     DECEMBER 31,
                                                                      -------------------------         -------------------------
                                                                        2002             2001             2002             2001
                                                                      --------         --------         --------         --------
Revenue:
    License fees and royalties ...............................        $  5,327         $  5,628         $ 10,316         $  9,776
    Services and other .......................................           1,556              800            2,476            1,555
                                                                      --------         --------         --------         --------
      Total net revenue ......................................           6,883            6,428           12,792           11,331

Cost of net revenue:
    License fees and royalties ...............................             295              281              567              645
    Services and other .......................................             981              242            1,526              527
                                                                      --------         --------         --------         --------
      Total cost of net revenue ..............................           1,276              523            2,093            1,172
                                                                      --------         --------         --------         --------
          Gross profit .......................................           5,607            5,905           10,699           10,159
                                                                      --------         --------         --------         --------
Operating expenses:
   Research and development ..................................           1,896            2,919            3,849            5,544
   Acquired in-process research and development ..............              --               --              430               --
   Marketing and sales .......................................           3,641            3,524            6,931            6,954
   General and administrative ................................           1,384            1,195            2,507            2,130
   Amortization of goodwill ..................................              --              231               --              462
   Restructuring charges .....................................              --               --              136               --
                                                                      --------         --------         --------         --------
      Loss from operations ...................................          (1,314)          (1,964)          (3,154)          (4,931)
Other expense (income), net ..................................              72              (18)             100              (83)
Interest expense .............................................              70                5              199                9
                                                                      --------         --------         --------         --------
      Loss before income taxes ...............................          (1,456)          (1,951)          (3,453)          (4,857)
Income tax benefit ...........................................             (50)             (20)             (54)             (46)
                                                                      --------         --------         --------         --------
      Loss from continuing operations ........................          (1,406)          (1,931)          (3,399)          (4,811)
        Income (loss) from discontinued operations, net of tax             140              (59)             169                4
                                                                      --------         --------         --------         --------
      Net loss ...............................................        $ (1,266)        $ (1,990)        $ (3,230)        $ (4,807)
                                                                      ========         ========         ========         ========

Basic and diluted earnings (loss) per share:
   Loss from continuing operations ...........................        $  (0.10)        $  (0.18)        $  (0.26)        $  (0.44)
                                                                      --------         --------         --------         --------
   Earnings from discontinued operations .....................        $   0.01         $  (0.00)        $   0.01         $   0.00
                                                                      ========         ========         ========         ========
Net loss per share ...........................................        $  (0.09)        $  (0.18)        $  (0.25)        $  (0.44)
                                                                      ========         ========         ========         ========

Number of shares used in per share calculations:
   Basic and diluted .........................................          13,759           10,985           12,927           10,974

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)
                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              DECEMBER 31,                     DECEMBER 31,
                                                                      -------------------------         -------------------------
                                                                        2002             2001             2002             2001
                                                                      --------         --------         --------         --------
 Net loss ....................................................        $ (1,266)        $ (1,990)        $ (3,230)        $ (4,807)
 Change in currency translation, net .........................             (79)             (19)             (39)              21
                                                                      --------         --------         --------         --------
    Comprehensive loss .......................................        $ (1,345)        $ (2,009)        $ (3,269)        $ (4,786)
                                                                      ========         ========         ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                               -----------------------
                                                                                2002            2001
                                                                               -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................................        $(3,230)        $(4,807)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Provision for bad debts .........................................             84              89
      Provision for write-down of inventory ...........................             86              60
      Depreciation and amortization ...................................            935           1,490
      Acquired in-process research and development ....................            430              --
      Interest expense related to warrants ............................            124              --
      Other ...........................................................            121               3
      Changes in assets and liabilities, net of effect of acquisitions:
        Receivables ...................................................           (648)          2,152
        Inventories ...................................................             30             209
        Prepaids and other assets .....................................             37             513
        Deferred revenue ..............................................           (298)            353
            Accrued payroll expenses ..................................           (354)         (1,006)
        Accounts payable and accrued expenses .........................            176          (1,956)
                                                                               -------         -------
           Net cash used by operating activities ......................         (2,507)         (2,900)
                                                                               -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment .................................            (71)            (61)
   Acquisition - ViaFone, net cash acquired ...........................          1,119              --
   Other investing activities .........................................            154              60
                                                                               -------         -------
           Net cash provided (used) by investing activities ...........          1,202              (1)
                                                                               -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock .........................            101             439
   Payments on long-term debt .........................................           (204)             --
                                                                               -------         -------
           Net cash provided (used) by financing activities ...........           (103)            439
   Effect of exchange rate changes on cash ............................              5               9
                                                                               -------         -------
   Net decrease in cash and cash equivalents ..........................         (1,403)         (2,453)

CASH AND CASH EQUIVALENTS:
   Beginning of period ................................................          5,439           6,585
                                                                               -------         -------
   End of period ......................................................        $ 4,036         $ 4,132
                                                                               =======         =======

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

We have prepared these condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of December 31, 2002, and our results of operations and cash flows for the three and six months ended December 31, 2002 and December 31, 2001. The results for these interim periods are not necessarily indicative of the expected results for any other interim period or the year ended June 30, 2003. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as filed with the SEC on September 23, 2002. The condensed consolidated balance sheet at June 30, 2002 was derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

CURRENCY TRANSLATION. Our international subsidiaries use their local currency as their functional currency. We translate assets and liabilities of international subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date, and we report gains and losses from this translation process as a component of comprehensive income or loss. We translate revenue and expenses into U.S. dollars using the average exchange rate for the period.

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the contracts are recorded in the consolidated balance sheet at fair value and the changes in their fair value are recognized currently in earnings. We had forward contracts with a nominal value of $5.9 million and $1.9 million in place against the Canadian dollar, euro and British pound sterling at December 31, 2002, and June 30, 2002, respectively, which matured within 30 days. The fair value of the underlying forward contracts at December 31, 2002 approximated the value of these contracts at inception. We recognized net currency exchange losses of $63,000 and $8,000 for the three months ended December 31, 2002 and 2001, respectively. We recognized net currency exchange losses of $118,000 and $41,000 for the six months ended December 31, 2002 and 2001, respectively.

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

Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the impact of their inclusion would have been antidilutive as of December 31:
                                                 2002           2001
                                               --------       --------
Stock options.........................           3,472          3,067
Warrants..............................              35           --

ACCOUNTING CHANGES. We completed the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard requires, upon adoption, the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Impairment of existing goodwill and other intangibles must be tested at least annually thereafter.

As of the beginning of fiscal 2003, we discontinued amortization of approximately $4.2 million of goodwill as required by SFAS No. 142. Because an assembled workforce no longer meets the definition of an identifiable intangible asset, we have reclassified $375,000 to goodwill as of the beginning of fiscal 2003. In lieu of amortization, we performed an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. We concluded that there was no impairment in our recorded goodwill.

In accordance with SFAS No. 142, the effect of adopting this accounting change is reflected prospectively. The following table presents comparative financial information showing the effects that discontinuance of goodwill amortization would have had on the income statement for the three and six months ended December 31:

                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  DECEMBER 31,                     DECEMBER 31,
                                           -------------------------         -------------------------
                                             2002             2001             2002             2001
                                           --------         --------         --------         --------
Net loss:
  Reported net loss ...............        $ (1,266)        $ (1,990)        $ (3,230)        $ (4,807)
Goodwill amortization (1) .........              --              231               --              462
                                           --------         --------         --------         --------
 Adjusted net loss ................        $ (1,266)        $ (1,759)        $ (3,230)        $ (4,345)
                                           ========         ========         ========         ========

Basic and diluted loss per share:

Reported loss per share ...........        $  (0.09)        $  (0.18)        $  (0.25)        $  (0.44)
Goodwill amortization (1) .........              --             0.02               --             0.04
                                           --------         --------         --------         --------
Adjusted basic and diluted loss per
share .............................        $  (0.09)        $  (0.16)        $  (0.25)        $  (0.40)
Number of shares used in per share
calculations ......................          13,759           10,985           12,927           10,974

(1) Includes $19,000 of amortization for the three months ended December 31, 2001 and $38,000 of amortization for the six months ended December 30, 2001 related to assembled workforce assets that were reclassified as goodwill effective July 1, 2002.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes various existing standards on accounting for long-lived assets. This new standard establishes a single accounting method under which long-lived assets to be disposed of by sale are measured at the lower of book or fair value less cost to sell. Additionally, this statement expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. We adopted this statement as of July 1, 2002, and the adoption of this statement did not have a material effect on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This new standard requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe adoption of this statement will have a material effect on the amount of any liability to be recorded for the costs covered by this standard; however, the time at which such liability is recorded may be impacted.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We are still evaluating the impact that the adoption of this standard will have on our financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We currently plan to continue accounting for stock-based compensation under APB No. 25 and do not anticipate changing to the fair value method of accounting. As a result, following the effective date of SFAS No. 148, we will disclose in accordance with SFAS No. 123 on a quarterly basis.

NOTE 2.  DISCONTINUED OPERATIONS

In the first quarter of fiscal 2003, we adopted a formal plan to exit our infrared hardware business as a result of an expected decline in sales of these products and our desire to increase our focus on our core software businesses. As a part of that plan, we wrote down our infrared hardware inventory to its estimated net realizable value. Additionally, in June 2002, we sold our wholly owned subsidiary, Extended Systems Singapore Pte Limited, and in May 2001, we sold the assets of our printing solutions segment. As a result, the results of these operations have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 and Accounting Principles Bulletin No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Income from discontinued operations" on the accompanying Statements of Operations.

The following summarizes the results of discontinued operations:

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   DECEMBER 31,                  DECEMBER 31,
                                                               --------------------         --------------------
                                                                2002          2001           2002          2001
                                                               --------------------         --------------------
 Net revenue ..........................................        $  303        $  398         $  623        $1,398
 Gross profit .........................................           197           136            241           458
 Income tax provision .................................            85            36            101            35
 Income (loss) from discontinued operations,
      net of taxes ....................................           140           (59)           169             4
Earnings (loss) per share from discontinued operations:
      Basic and diluted ...............................        $ 0.01        $(0.00)        $ 0.01        $ 0.00

NOTE 3.  RESTRUCTURING CHARGES


We recorded $136,000 in workforce reduction costs during the first quarter of fiscal 2003. The restructuring charge consisted primarily of severance, benefits, and other costs related to the termination of 16 employees in research and development, marketing and sales, manufacturing, and administration, of which 14 were located in the United States and 2 in Europe. All of these charges were paid in the first quarter of fiscal 2003.

During the first quarter of fiscal 2003 we also assumed a restructuring liability in connection with our acquisition of ViaFone, Inc. ("ViaFone"). Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993,000 of future lease commitments that had been accrued but not yet paid, $266,000 of workforce reduction liabilities and $30,000 of liabilities relating to the closure of ViaFone's French office. As of December 31, 2002, the balance of restructuring liabilities accrued but not yet paid was $858,000.

A summary of the restructuring costs is outlined as follows:

                                                                    Workforce      Facilities
                                                                    Reduction          and
                                                                      Costs        Other Costs        Total
                                                                     -------         -------         -------
Balance at June 30, 2002 ....................................        $    --         $    --         $    --
Restructuring charges accrued in first quarter of fiscal 2003            136              --             136
Restructuring accrual assumed with ViaFone acquisition ......            266           1,023           1,289
Cash payments ...............................................           (368)           (199)           (567)
                                                                     -------         -------         -------
Balance at December 31, 2002 ................................        $    34         $   824         $   858
                                                                     =======         =======         =======

NOTE 4.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

We recorded $11 million of goodwill upon closing of the ViaFone acquisition in the first quarter of fiscal 2003. In the second quarter of fiscal 2003, we adjusted the purchase price allocation to reflect a reduction in accrued acquisition costs and revisions to the fair values of certain assets acquired and liabilities assumed at the date of acquisition. This adjustment resulted in a net decrease to goodwill of approximately $198,000. No goodwill was impaired or written off in the first six months of fiscal 2003. The changes in the carrying amount of goodwill for the six months ended December 31, 2002 are as follows:

Balance as of June 30, 2002...........................    $1,704
Reclassification of certain intangibles to goodwill
in connection with SFAS 142 adoption..................       375
Acquisitions during the period........................    10,971
Post-acquisition adjustments..........................     (198)
                                                         -------
Balance as of December 31, 2002.......................   $12,852
                                                         =======

During the first six months of fiscal 2003, we acquired purchased technology valued at $780,000 with an amortization period of five years. Customer relationship assets acquired in the first six months of fiscal 2003 were valued at $80,000 with an amortization period of five years. Other identifiable intangible assets, excluding goodwill, consist of the following:

                                  AS OF DECEMBER 31, 2002                          AS OF JUNE 30, 2002
                          --------------------------------------        --------------------------------------
                           Gross                                         Gross
                          Carrying     Accumulated                      Carrying     Accumulated
                           Amount      Amortization        Net           Amount     Amortization         Net
                          -------        -------         -------        -------        -------         -------
Purchased
technology .......        $ 3,691        $(2,191)        $ 1,500        $ 2,911        $(1,848)        $ 1,063
Customer
relationships ....             80             (5)             75             --             --              --
Non-compete
covenants ........              6             (6)             --              6             (6)             --
Other ............              5             (5)             --              5             (4)              1
                          -------        -------         -------        -------        -------         -------
Total ............        $ 3,782        $(2,207)        $ 1,575        $ 2,922        $(1,858)        $ 1,064
                          =======        =======         =======        =======        =======         =======

Amortization of other intangible assets, reported as a component of cost of net revenue, was $188,000 and $146,000 for the three months ended December 31, 2002 and 2001, respectively. Amortization of other intangible assets, reported as a component of cost of net revenue, was $348,000 and $292,000 for the six months ended December 31,

2002 and 2001, respectively. Based on the identified intangible assets recorded at December 31, 2002, the estimated future amortization expense for the remaining six months of fiscal year 2003 and fiscal years 2004, 2005, 2006, 2007 and 2008 is $378,000, $621,000, $204,000, $172,000, $172,000, and $29,000,
respectively.

NOTE 5.  BUSINESS COMBINATIONS

In August 2002, we completed our acquisition of ViaFone. ViaFone was a privately held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. As a result of the acquisition, we expect to benefit from the licensing of ViaFone's software technology and from the addition of an experienced professional services organization. We also expect to benefit from the strong cross-selling opportunities present within each company's customer base and strategic relationships. The adjusted total purchase price of $10.7 million consisted of $9.9 million of Extended Systems common stock (2,550,000 shares issued based on the average stock price for the five trading days surrounding May 28, 2002) and $0.7 million of direct transaction costs. The total purchase price decreased by $87,000 in the second quarter of fiscal 2003 due to a $87,000 decrease in direct transaction costs resulting from the true-up of accrued transaction costs at the time of payment. In exchange for the Extended Systems common stock issued, all outstanding shares of ViaFone common and preferred stock were acquired. As part of the acquisition agreement, an additional 450,000 shares of Extended Systems common stock were issued to shareholders of ViaFone and placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and net loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with the applicable provisions of the Delaware General Corporation Law, all 450,000 shares automatically became treasury stock.

The transaction was accounted for as a purchase pursuant to SFAS No. 141. The purchase price was allocated as follows:

                                             AMORTIZATION
                                                PERIOD            AMOUNT
                                           -----------------    ----------
Existing technology......................       5 yrs.               $ 780
In-process research and development......        n/a                   430
Net tangible assets/liabilities (1)......        n/a               (1,404)
Customer relationships...................       5 yrs.                  80
Goodwill (2).............................        n/a                10,773
                                                                ----------
Purchase price (3).......................                          $10,659
                                                                ==========

(1) This amount reflects a net adjustment of $111,000 to the fair values of certain assets acquired and liabilities assumed from ViaFone.
(2) This amount reflects a reduction in accrued direct acquisition costs of $87,000 and a net adjustment of $111,000 to the fair values of certain assets acquired and liabilities assumed from ViaFone.
(3) This amount reflects a reduction in accrued direct acquisition costs of $87,000.

The adjusted estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows:

Current assets..........................................         $    4,636
Property and equipment..................................                589
                                                                 ----------
Total assets acquired...................................              5,225
Current liabilities.....................................            (5,220)
Deferred revenue........................................              (491)
Non-current liabilities.................................              (918)
                                                                 ---------
Net tangible assets acquired............................         $  (1,404)
                                                                 =========

Pursuant to SFAS No. 142, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. This goodwill is not deductible for tax purposes.

The purchased in-process research and development was charged to operations during the quarter as it had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from sale of those products once commercially viable, and discounting the net cash flows back to their present values using discount rates of either 19% or 21%, depending on the technology. These rates were based on the industry segment for the technology, the nature of the products to be developed, the length of time to complete development, and the overall maturity and history of the development team. The in-process research and development percentage of completion was estimated to range from 50% to 80%.

The results of operations for the three and six months ended December 31, 2002 include the operations of ViaFone from August 31, 2002. The following unaudited pro forma consolidated results of continuing operations assume the ViaFone acquisition occurred at the beginning of each period presented:

                                                         PRO FORMA (UNAUDITED)            PRO FORMA (UNAUDITED)
                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             DECEMBER 31,                      DECEMBER 31,
                                                     -----------------------------------------------------------
                                                        2002             2001             2002             2001
                                                     -----------------------------------------------------------
Net revenue from continuing operations ......        $  6,883         $  7,317         $ 13,142         $ 13,138
Loss from continuing operations .............          (1,406)          (8,147)          (6,678)         (17,428)

Loss per share from continuing operations:
Basic and diluted ...........................        $  (0.10)        $  (0.60)        $  (0.52)        $  (1.29)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of fiscal 2002, nor is it indicative of results of operations for any future period.



                                             AS OF              AS OF
                                          DECEMBER 31,         JUNE 30,
NOTE 6.  RECEIVABLES                          2002               2002
                                           ----------         ----------
Accounts receivable ...............        $    6,355         $    5,109
Other receivables .................                46                 67
Allowance for doubtful accounts ...              (965)              (892)
                                           ----------         ----------
                                           $    5,436         $    4,284
                                           ==========         ==========


                                             AS OF              AS OF
                                          DECEMBER 31,         JUNE 30,
NOTE 7.  PROPERTY AND EQUIPMENT               2002               2002
                                           ----------         ----------
Land and land improvements ........        $      897         $      897
Buildings .........................             5,903              5,864
Computer equipment ................             5,833              5,443
Furniture and fixtures ............             2,387              2,302
                                           ----------         ----------
                                               15,020             14,506
Less accumulated depreciation .....            (9,207)            (8,720)
                                           ----------         ----------
                                           $    5,813         $    5,786
                                           ==========         ==========

                                                   AS OF              AS OF
                                                DECEMBER 31,        JUNE 30,
NOTE 8.  ACCRUED EXPENSES                           2002              2002
                                                 ----------        ----------

Accrued payroll and related benefits ....        $    1,128        $    1,211
Other ...................................             1,920             1,528
                                                 ----------        ----------


                                                 $    3,048        $    2,739
                                                 ==========        ==========

NOTE 9.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease certain office space and equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $167,000 and $72,000 for the three months ended December 31, 2002 and 2001, respectively. Lease expense under operating lease agreements was $323,000 and $192,000 for the six months ended December 31, 2002 and 2001, respectively.

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

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations are as follows (in thousands):

                                                            YEAR ENDING JUNE 30,
                                           --------------------------------------------------
                                            2003       2004       2005       2006       2007    THEREAFTER    TOTAL
                                           ------     ------     ------     ------     ------     ------     ------
Restructuring-related commitments:
   Operating leases (1) ..............     $  291     $  533     $   --     $   --     $   --     $   --     $  824
Other commitments:
   SVB debt principal (2) ............        217        434        325         --         --         --        976
   SVB debt interest .................         36         46         11         --         --         --         93
   Capital leases (2) ................         21         28         28         14          7         --         98
   Operating leases ..................        341        601        193        149        144        271      1,699
                                           ------     ------     ------     ------     ------     ------     ------
Total other commitments ..............        615      1,109        557        163        151        271      2,866
                                           ------     ------     ------     ------     ------     ------     ------
Total commitments ....................     $  906     $1,642     $  557     $  163     $  151     $  271     $3,690
                                           ======     ======     ======     ======     ======     ======     ======

(1) The restructuring accrual related to the Brisbane lease obligation is reported both as an accrued expense in the current liabilities section and in the non-current liabilities section of the balance sheet, depending on the timing of when payments are due.
(2) The term debt and capital leases are reported on the balance sheet as current and non-current liabilities, depending on the timing of when payments are due.

Non-current capital lease obligations are as follows (in thousands):

                                                            AS OF DECEMBER
                                                               31, 2002
                                                               --------
Gross capital lease obligations.....................              $98
Less imputed interest...............................              (16)
                                                               --------
Present value of net minimum lease payments.........               82
Less current portion................................              (17)
                                                               --------
Non-current capital lease obligations...............              $65
                                                               ========

GUARANTEES. We have provided a letter of credit that secures our rental payments at our Brisbane, California location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is renewed annually for successive one-year terms until the expiration of our lease on May 31, 2004. The maximum potential amount of future payments we could be required to make under this letter of credit as of December 31, 2002 is $120,000.

We have also provided a guarantee that secures our rental payments at our Bristol, England location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is valid until the expiration of our lease on January 13, 2005. The maximum potential amount of future payments we could be required to make under this letter of credit as of December 31, 2002 is approximately $25,000.

WARRANTIES. We offer warranties and free support on certain products and record an accrual for the estimated future costs associated with warranty claims and support. We accrue these costs based upon our historical experience and our estimate of the level of future costs. We assess the adequacy of our warranty reserve on a quarterly basis and make adjustments, if needed.

The following table reconciles the changes in our warranty reserve for the three months ended December 31, 2002:


Balance at September 30, 2002........................................    $ 175
Accrual for warranty reserve for sales made during
the quarter ended December 31, 2002..................................       65
Warranty expirations during the quarter ended December 31, 2002......     (115)
                                                                         -----
Balance at December 31, 2002.........................................    $ 125
                                                                         =====

LINE OF CREDIT. On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can access up to $5.0 million of financing in the form of a demand line of credit, subject to current accounts receivable balances and current payments due on our long-term debt. Certain of our assets collateralize the line of credit. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. To date we have had no borrowings on this line of credit. At December 31, 2002, we were in compliance with all financial covenants required under the line of credit.

LITIGATION. On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. On December 11, 2002, Pumatech filed a second amended complaint, which adds allegations that unspecified synchronization products, infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amend our defenses and counterclaims to include this additional patent. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. Discovery and other pretrial proceedings are on-going; trial is currently scheduled for April, 2004. Litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims against the claims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

We are also, from time-to-time, a party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

NOTE 10.  INCOME TAXES

For the three months ended December 31, 2002, we recorded $35,000 of income tax expense related primarily to foreign withholding taxes. We recorded no income tax benefit associated with our loss from operations. We allocated $85,000 of income tax expense to income from discontinued operations. We allocated a tax benefit of $85,000 to continuing operations for a net tax benefit from continuing operations of $50,000.


NOTE 11.  BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

At December 31, 2002, we had one operating segment. Our mobile information management segment provides the expertise, strategy and solutions to help enterprise organizations realize their business goals through mobile technology. Our software and services portfolio includes data synchronization and device management solutions; mobile applications for sales, service and pharmaceutical professionals; mobile application development tools and services; embedded client/server database management systems; and Bluetooth and IrDA wireless connectivity software. We sell our mobile information management solutions primarily to enterprises, application developers, resellers and original equipment manufacturers.

In the six months ended December 31, 2002 and 2001, no customer accounted for more than 10% of our net revenue from continuing operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The words "expects," "anticipates," "believes," "intends," "will" and similar expressions identify forward-looking statements that are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding:

o    levels of software product license fees and royalties;
o    levels of international sales;
o    levels of service revenue;
o    levels of original equipment manufacturer sales;
o    anticipated gross margin;
o    staffing and expense levels;
o    future profitability;
o    future results of operations;
o    future operating cash flows;
o    levels of accounts receivable;
o    levels of capital expenditures;
o    anticipated costs of research and development;
o    anticipated costs of marketing and sales;
o    anticipated revenue from discontinued operations;
o    sufficiency of working capital and borrowing capacity;
o    anticipated cash funding needs;
o    claims made by Pumatech, Inc.;
o    expected benefits from our acquisition of ViaFone; and
o    future acquisitions; and
o    effects of fluctuations in exchange rates.

We assume no obligation to update any forward-looking statements and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our 2002 Annual Report on Form 10-K filed on September 23, 2002 and other Quarterly Reports on Form 10-Q that we will file in fiscal 2003. All period references are to our second fiscal quarters ended December 31, 2002, and 2001, the six months ended December 31, 2002 and 2001 and our fiscal years ended June 30, 2003 and 2002, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

SIGNIFICANT EVENTS
------------------

On August 30, 2002, we completed our acquisition of ViaFone, Inc., a privately-held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. ViaFone merged with and into a subsidiary of Extended Systems, and all outstanding shares of ViaFone common and preferred stock were exchanged for approximately 3,000,000 newly issued shares of Extended Systems common stock in a tax-free transaction. As part of the acquisition agreement, 450,000 of these shares were placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with applicable provisions of the Delaware General Corporation Law, all 450,000 shares automatically became treasury stock. We accounted for this transaction using the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the results of operations of ViaFone are included in our consolidated statement of operations from the completion date of the acquisition.

CRITICAL ACCOUNTING POLICIES
----------------------------

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates, assumptions and judgments that can have a material impact on our net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies. The policies described below are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Our audited consolidated financial statements and notes thereto contain our significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies that we consider critical to an understanding of the consolidated financial statements are highlighted below.

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

At the time of the transaction we also assess whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue, and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. If we had assessed collectibility differently, the timing and amount of our revenue recognition may have differed materially from that reported.

For arrangements with multiple obligations (for instance, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method. This means that we defer revenue from the total fees associated with the arrangement equivalent to the vendor-specific objective evidence of fair value of the elements of the arrangement that have not yet been delivered. The vendor-specific objective evidence of fair value of any undelivered element is established by using historical evidence specific to Extended Systems. For example, the vendor-specific objective evidence of fair value for maintenance and support is based upon separate sales of renewals to other customers or upon the renewal rates quoted in the contracts, and the fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. If we had allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported. For certain of our products, we do not sell maintenance separately but do provide minimal support and bug fixes and, from time to time, minor enhancements to ensure that the products comply with their warranty provisions. Accordingly, we accrue for warranty costs at the time the product revenue is recognized.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the impairment of identifiable intangibles, fixed assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to: (1) significant operating underperformance relative to historical or projected future operating results,
(2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (3) significant negative industry or economic trends, (4) a significant decline in our stock price for a sustained period, and
(5) our market capitalization equal to or below our net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a market capitalization approach when the information is readily available. When the information is not readily available, we use a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model to measure any impairment. If we had made different judgments or utilized different estimates our measurement of any impairment may have differed materially from that reported.

INCOME TAXES

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of December 31, 2002, we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses and foreign tax credits, before they expire. This valuation allowance was recorded based on our recent losses, estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we had made different judgments or utilized different estimates, the amount or timing of the valuation allowance recorded may have differed materially from that reported. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially impact our financial position and results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts based on our ongoing review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivable and historical collection patterns. If we had made different judgments or utilized different estimates, the timing and amount of our reserve may have differed materially from that reported.

OVERVIEW
--------

We classify our product offerings into one operating segment, our mobile information management segment, which offers the expertise, strategy and solutions to help enterprise organizations realize their business goals through mobile technology. Our software and services portfolio includes online and offline mobile groupware software; our mobile solutions platform; our mobile business solutions for sales, service and pharmaceutical environments; embedded client/server database software; and our infrared and Bluetooth wireless connectivity software. Our future results of operations will be highly dependent upon the success of this suite of software products.

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

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our international sales subsidiaries, overseas original equipment manufacturers and from a limited number of international distributors. Based on the region in which the customer resides, net revenue from continuing operations may be analyzed as follows for the three and six months ended December 31:

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 DECEMBER 31,                   DECEMBER 31,
                                                            ---------------------         ---------------------
NET REVENUE PERCENTAGES BY REGION                            2002           2001           2002           2001
                                                            ------         ------         ------         ------
Domestic ..........................................            44%            56%            49%            53%
International:
   Europe
   Comprehensive loss .............................            48             35             42             35
   Asia ...........................................             4              6              6              8
   Other regions ..................................             4              3              3              4
                                                            ------         ------         ------         ------
     Total international ..........................            56%            44%            51%            47%
                                                            ------         ------         ------         ------
        Net revenue from continuing operations ....           100%           100%           100%           100%
                                                            ======         ======         ======         ======

In both the second quarter and first six months of fiscal 2003, our percentage of net revenue generated outside of North America increased from the same period in fiscal 2002 primarily due to an increase in sales of our XTNDConnect and Advantage software products by our international subsidiaries and to customers who received delivery of our product outside of North America.

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

We sell our products directly to end-user customers and also market and sell many of our products through multiple indirect channels, primarily distributors and resellers. In the six months ended December 31, 2002 and 2001, no customer accounted for more than 10% of our net revenue from continuing operations.

NET REVENUE
-----------

                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 DECEMBER 31,                         DECEMBER 31,
                                     ----------------------------------  -----------------------------------
                                         2002       CHANGE     2001          2002      CHANGE       2001
                                     ----------------------------------   ----------------------------------
Revenue:
License fees and royalties..........    $5,327        (5)%     $5,628      $10,316        6%       $ 9,776
Services and other..................     1,556        95          800        2,476       59          1,555
                                     ----------------------------------   ----------------------------------
    Total net revenue...............    $6,883         7%      $6,428      $12,792       13%       $11,331

LICENSE FEES AND ROYALTIES. License and royalty revenue consists of fees for licenses of our software products. The decrease in license fees and royalties in the second quarter of fiscal 2003 from the same period in fiscal 2002 was due primarily to a decrease in license revenue from our embedded Bluetooth and infrared software products as a result of a decrease in the number of software development kits sold and a decrease in the number of Advantage Database Server software licenses sold. This decline was partially offset by an increase in royalty revenue from our XTNDConnect products as well as the addition of license revenue from our OneBridge mobile solutions, which were added with our acquisition of ViaFone.

The increase in license fees and royalties in the six months ended December 31, 2002 from the same period in fiscal 2002 was primarily due to our fulfillment of contract obligations to IBM in the first quarter of fiscal 2003 that allowed us to recognize $518,000 of previously deferred revenue, the addition of revenue from our OneBridge mobile solutions, and an increase in royalty revenue from our XTNDConnect products. These increases were partially offset by a decrease in our Bluetooth and infrared software revenue resulting from a decrease in the number of software development kits sold and a decrease in one-time Bluetooth royalty payments in the first six months of fiscal 2002.

We expect revenue from license fees and royalties to increase in the remaining quarters of fiscal 2003. This increase is expected to result primarily from increased license and royalty revenue from our XTNDConnect products, increased revenue from our embedded Bluetooth and infrared software development kits, and increased license revenue from our OneBridge mobile solutions. Although we are beginning to see shipment of Bluetooth products from some of our customers, we do not currently anticipate that Bluetooth royalty revenue will be a material component of our net revenue in the remaining quarters of fiscal 2003.

SERVICES AND OTHER. Services and other revenue consist primarily of support and maintenance contracts sold to our customers and of fees for professional services. Our professional services typically consist of standard product installations, training, significant customization of our standard license product, or non-recurring engineering. Our service revenue increased in the three and six months ended December 31, 2002 from the same periods in fiscal 2002 primarily due to an increase in professional services associated with sales of our OneBridge mobile solutions. We also experienced an increase in support and maintenance revenue resulting from sales of support and maintenance contracts on new software licenses sold and from renewals of support and maintenance contracts. These increases were partially offset by a decrease in revenue from non-recurring engineering, which fluctuates as a result of the timing of our customer's projects.

We expect services revenue to continue to increase in fiscal 2003, although we expect it may fluctuate from quarter to quarter based on the timing of professional services and non-recurring engineering fees earned. We are expecting an increase in revenue primarily as a result of our increased strategic focus on professional services and solutions, as evidenced by the addition of a dedicated professional services group in the first quarter of fiscal 2003. As of December 31, 2002, this group was comprised of a team of 13 professionals formerly with ViaFone and of 11 engineers formerly dedicated to development within our company. We also expect that service revenue will increase in fiscal 2003 due to an increase in the number of support and maintenance contracts sold on new licenses and contract renewals.

DEFERRED REVENUE. Deferred revenue was $2.4 million at December 31, 2002 compared to $2.2 million at June 30, 2002. During the first six months of fiscal 2003 there was an increase of $491,000 in deferred revenue related to contracts we assumed in the ViaFone acquisition where professional services had not yet been completed or where support and maintenance obligations still existed. We also experienced an increase in deferred revenue due to an increase in support and maintenance contracts added during the period, and in increase in deferred license revenue. These increases were partially offset by a decrease in deferred revenue attributable to our fulfillment of contractual obligations to IBM, which resulted in the recognition of $518,000 of previously deferred revenue, and decreases related to the completion of professional services contracts and monthly amortization of our support and maintenance contracts.

GROSS MARGIN
------------

                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                         DECEMBER 31,                               DECEMBER 31,
                                         ------------------------------------------  ----------------------------------------
                                             2002         CHANGE         2001            2002         CHANGE        2001
                                         ------------------------------------------  ----------------------------------------
Gross profit:
     License fees and royalties.........    $5,032             (6)%       $5,347        $  9,749            7%    $  9,131
     Services and other.................       575              3            558             950           (8)       1,028
                                         ------------------------------------------  ----------------------------------------
     Total gross profit.................    $5,607             (5)%       $5,905         $10,699            5%     $10,159

                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                         DECEMBER 31,                               DECEMBER 31,
                                         ------------------------------------------  ----------------------------------------
                                             2002       CHANGE IN        2001            2002       CHANGE IN       2001
                                                         MARGIN %                                    MARGIN %
                                         ------------------------------------------  ----------------------------------------
Gross margin:
     License fees and royalties.........        94%            (1)         95%             95%              2          93%
     Services and other.................        37            (33)         70              38             (28)         66
                                         ------------------------------------------  ----------------------------------------
     Total gross margin.................        81%           (11)         92%             84%             (6)         90%

Our cost of net revenue consists primarily of costs associated with:

o    post-sales support;
o    personnel providing professional services;
o    amortization of purchased technology;
o    royalties for the use of third-party software; and
o    other production-related activities.

In general, the costs of license fees and royalties represent a far smaller percentage of license fees and royalties net revenue than service costs, which have a much higher cost structure. Additionally, costs of license fees and royalties, such as royalties for the use of third-party software, are variable, based on license revenue volume. Services costs tend to be fixed within certain services revenue ranges. We would expect that an increase in service revenue as a percentage of our total net revenue would generate a lower overall gross margin as a percentage of total net revenue. Also, given the high level of fixed costs associated with the professional services group, our inability to generate sufficient services revenue to absorb these fixed costs could lead to negative services gross margins.

LICENSE FEES AND ROYALTIES. The slight decrease in gross profit and gross margin for the three months ended December 31, 2002 from the same period of fiscal 2002 was primarily due to the decrease in net revenue from license fees and royalties. The increase in amortization of purchased technology resulting from our acquisition of ViaFone also contributed to the decrease in gross profit and gross margin for the three months ended December 31, 2002. For the six months ended December 31, 2002, the slight increase in gross profit and gross margin was the result of an increase in net revenue from license and royalty revenues and a decrease in operations-related overhead resulting from our restructurings and cost containment efforts, partially offset by an increase in amortization of purchased technology from our acquisition of ViaFone.

SERVICES AND OTHER. The decline in gross margin from services and other net revenue in the three months and six months ended December 31, 2002 as compared to the same periods in fiscal 2002 was primarily attributable to the addition of a dedicated professional services organization in the first quarter of fiscal 2003, which increased our cost of services as a percentage of net service revenue. The decrease in gross margin caused by the addition of a dedicated professional services group was offset, in part, by an increase in our support and maintenance revenue, which typically generates higher margins due to a lower cost structure.

We expect our gross profit to increase as our revenue increases. We expect our gross margin to range between 82% to 85% for the remaining quarters of fiscal 2003. This range is primarily driven by an expected increase in license fees and royalties net revenue and an expected increase in services net revenue, as well as the expected mix between license fees and services. In addition, amortization of purchased technology will increase from the prior year as a result of our acquisition of ViaFone.

OPERATING EXPENSES
------------------

Our operating expenses were $6.9 million and $7.9 million for the three months ended December 31, 2002 and 2001, respectively. The decrease in operating expenses for the three months ended December 31, 2002 as compared to the same period in fiscal 2002 is primarily attributable to cost reduction efforts implemented in prior quarters, as well as the elimination of goodwill amortization in accordance with our adoption of SFAS No. 142.

Our operating expenses were $13.9 million and $15.1 million for the six months ended December 31, 2002 and 2001, respectively. The decrease in operating expenses for the first six months of fiscal 2003 from the same period in fiscal 2002 is primarily attributable to cost reductions implemented in the first quarter of fiscal 2003 and in prior quarters, as well as the elimination of goodwill amortization in accordance with our adoption of SFAS No. 142. This decrease in operating expenses was offset, in part, by the $430,000 acquired in-process research and development charge in the first quarter of fiscal 2003 related to the acquisition of ViaFone.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 DECEMBER 31,                        DECEMBER 31,
                                      ----------------------------------  ----------------------------------
                                         2002       CHANGE      2001          2002      CHANGE      2001
                                      ----------------------------------  ----------------------------------
Research and development.............     $1,896     (35)%     $2,919        $3,849      (31)%      $5,544
     As a % of net revenue...........       28%                   45%           30%                    49%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs and facility expenses. The decrease in research and development expenses in the three and six months ended December 31, 2002 from the same periods in fiscal 2002 was primarily the result of a reduction in personnel subsequent to our restructurings, offset in part by an increase in engineering personnel in connection with the completion of the ViaFone acquisition. At December 31, 2002 we had 89 full-time equivalent research and development personnel and contractors, including 13 added with the ViaFone acquisition, a decrease from the 101 full-time equivalent personnel at the same time last year.

For the remaining two quarters of fiscal 2003, we expect our research and development costs to decrease slightly from current levels as a result of the termination on December 31, 2002 of a bonus plan in place for two former employees and workforce reductions undertaken in January of 2003.

MARKETING AND SALES EXPENSES
----------------------------

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 DECEMBER 31,                        DECEMBER 31,
                                      ----------------------------------  ----------------------------------
                                         2002       CHANGE      2001          2002      CHANGE      2001
                                      ----------------------------------  ----------------------------------
Marketing and sales..................      $3,641      3%        $3,524       $6,931     (1)%       $6,954
   As a % of net revenue.............       53%                    55%          54%                   61%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing and sales staff, promotional expenses and pre-sales support costs. The slight increase in marketing and sales expenses in the three months ended December 31, 2002 from the same period in fiscal 2002 was primarily due to a increase in personnel costs associated with an increase in our sales force. This was offset, in part, by a decrease of $180,000 in company-wide promotional expenses. For the six months ended December 31, 2002, our marketing and sales expenses were relatively flat. At December 31, 2002, we had 113 full-time equivalent marketing, sales, and support personnel and contractors, including 10 added with the ViaFone acquisition, as compared to 109 full-time equivalent personnel and contractors at the same time last year.

We expect marketing and sales expenses to decrease slightly in the remaining two quarters of fiscal 2003 as a result of the recent workforce reduction undertaken in January 2003 and other reductions in discretionary spending.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 DECEMBER 31,                        DECEMBER 31,
                                      ----------------------------------  ----------------------------------
                                         2002       CHANGE      2001          2002      CHANGE      2001
                                      ----------------------------------  ----------------------------------


General and administrative............   $1,384        16%      $1,195       $2,507       18%      $2,130
     As a % of net revenue............       20%                    19%          20%                   19%

General and administrative expenses primarily consist of salaries and other personnel costs for our finance, management information systems, human resources and other administrative groups, as well as professional service fees and directors' and officers' insurance costs. The increase in general and administrative expenses for the three months ended December 31, 2002 from the same period in fiscal 2002 was primarily attributable to an increase in legal fees of approximately $383,000 due largely to the Pumatech lawsuit. This increase was partially offset by a decrease in personnel costs resulting from our restructuring in prior quarters. The increase in general and administrative expenses for the first six months of fiscal 2003 from the same period in fiscal 2002 was primarily attributable to an increase in legal fees of approximately $557,000 due largely to the Pumatech lawsuit, offset in part by a decrease in personnel costs resulting from our restructuring in prior quarters.

We expect general and administrative expenses in the remaining two quarters of fiscal 2003 to be consistent with the level we saw in the second quarter of fiscal 2003. At December 31, 2002, we had 30 full-time equivalent employees in administration, as compared to 46 full-time equivalent personnel at the same time last year. No general and administrative personnel were added with our acquisition of ViaFone.

RESTRUCTURING CHARGES
---------------------

There were no restructuring charges for the three months ended December 31, 2002 and 2001. During our first quarter ended September 30, 2002, we continued our efforts to streamline operations and completed a restructuring plan to further reduce costs and improve operating efficiencies. As a result, we recorded $136,000 in workforce reduction costs during the quarter. The restructuring charge consisted primarily of severance, benefits, and other costs related to the termination of 16 employees in research and development, marketing and sales, manufacturing, and administration, of which 14 were located in the United States and 2 in Europe. All of these charges were paid in the first quarter of fiscal 2003. We expect that operating costs will be reduced by approximately $300,000 each quarter as a result of this workforce reduction.

During the first quarter of fiscal 2003 we also assumed a restructuring liability in connection with our acquisition of ViaFone. Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993,000 of future lease payments that had been accrued but not yet paid, $266,000 of workforce reduction liabilities and $30,000 of French office liabilities. As of December 31, 2002, the balance of restructuring liabilities accrued but not yet paid was $858,000.

A summary of the restructuring costs is outlined as follows:

                                                                           Workforce
                                                                           Reduction     Facilities and
                                                                             Costs         Other Costs       Total
                                                                          -------------  ---------------- ------------
Balance at June 30, 2002.............................................           $ --               $--           $--

Restructuring charges accrued in first quarter of fiscal 2003........              136              --            136
Restructuring accrual assumed with ViaFone acquisition...............              266             1,023        1,289
Cash payments........................................................            (368)             (199)        (567)
                                                                          --------------------------------------------
Balance at December 31, 2002.........................................             $ 34             $ 824        $ 858
                                                                          ============================================

In January 2003, we implemented additional cost reductions to further increase our operating efficiencies. As part of those efforts, we reduced our workforce by an additional ten people. In the third quarter of fiscal 2003 we expect to record a restructuring charge of approximately $132,000 related to severance and benefits for these terminated employees. We expect to reduce operating costs by approximately $200,000 each quarter as a result of this workforce reduction.

AMORTIZATION OF INTANGIBLES
---------------------------

We report amortization of non-goodwill intangibles, primarily consisting of purchased technology, as a component of our cost of net revenue. Amortization of non-goodwill intangibles was $188,000 and $146,000 for the three months ended December 31, 2002 and 2001, respectively. Amortization of non-goodwill intangibles was $348,000 and $292,000 for the six months ended December 31, 2002 and 2001, respectively. The net increase in amortization of non-goodwill intangibles is a result of the addition of non-goodwill intangibles from our acquisition of ViaFone. This increase was partially offset by a decrease in amortization resulting from our adoption of SFAS No. 142, which resulted in $375,000 of intangible assets, comprised of assembled workforce intangibles, being reclassified as goodwill in the first quarter of fiscal 2003.

 As a result of our adoption of SFAS No. 142, which requires that goodwill no longer be amortized, we did not record amortization of goodwill for the six months ended December 31, 2002. Amortization of goodwill was $231,000 and $462,000 for the three months and six months ended December 31, 2001, respectively. This amount was reflected in our statement of operations as an operating expense.

INCOME TAX BENEFIT
------------------

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 DECEMBER 31,                        DECEMBER 31,
                                      ----------------------------------  ----------------------------------
                                         2002       CHANGE      2001          2002      CHANGE      2001
                                      ----------------------------------  ----------------------------------


Income tax benefit...................     $(50)      150%        $(20)        $(54)      17%        $(46)
   As a % of income (loss)
   before taxes......................        3%                     1%           2%                    1%


During the three and six months ended December 31, 2002 and 2001, we recorded income tax expense for foreign withholding taxes and foreign taxes payable by our international subsidiaries. In all periods we allocated income tax expense to income from discontinued operations, which resulted in our allocating a tax benefit to continuing operations. We recorded a valuation allowance against additional income tax benefits associated with our loss from continuing operations. The change in the income tax benefit from continuing operations for the second quarter and the first six months of fiscal 2003 from the same periods in fiscal 2002 was primarily the result of an increase in income tax expense from discontinued operations caused by an increase in income from discontinued operations. During the first quarter of fiscal 2003, in connection with our acquisition of ViaFone, we recorded an additional $25 million of deferred tax assets and a corresponding valuation allowance. ViaFone's deferred tax assets consisted mainly of historical net operating loss carryforwards, which may not be available to us in the future due to the loss carryforward limitations of Internal Revenue Code Section 382.

BUSINESS COMBINATIONS
---------------------

 In August 2002, we completed our acquisition of ViaFone, Inc. ("ViaFone"). ViaFone was a privately-held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. As a result of the acquisition, we expect to benefit from the licensing of ViaFone's software technology and from the addition of an experienced team of engineers to our newly formed professional services organization. We also expect to benefit from the strong cross-selling opportunities present within each company's customer base and strategic relationships. The adjusted total purchase price of $10.7 million consisted of $9.9 million of Extended Systems common stock (2,550,000 shares issued based on the average stock price for the five trading days surrounding May 28, 2002) and $0.7 million of direct transaction costs. The total purchase price decreased by $87,000 in the second quarter of fiscal 2003 due to a $87,000 decrease in direct transaction costs resulting from the true-up of accrued transaction costs at the time of payment. In exchange for the Extended Systems common stock issued, all outstanding shares of ViaFone common and preferred stock were acquired. As part of the acquisition agreement, an additional 450,000 shares of Extended Systems common stock were issued to shareholders of ViaFone and placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and net loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with the applicable provisions of Delaware General Corporation Law, all 450,000 shares automatically became treasury stock.

The transaction was accounted for as a purchase pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141. The purchase price was allocated as follows:

                                            AMORTIZATION
                                               PERIOD            AMOUNT
                                          ------------------   --------------
Existing technology.....................       5 yrs.                 $  780
In-process research and development.....         n/a                     430
Net tangible assets/liabilities (1).....         n/a                 (1,404)
Customer relationships..................       5 yrs.                     80
Goodwill (2)............................         n/a                  10,773
                                                               --------------
Purchase price (3)......................                             $10,659
                                                               ==============

(1) This amount reflects a net adjustment of $111,000 to the fair values of certain assets acquired and liabilities assumed from ViaFone.
(2) This amount reflects a reduction in accrued direct acquisition costs of $87,000 and a net adjustment of $111,000 to the fair values of certain assets acquired and liabilities assumed from ViaFone.
(3) This amount reflects a reduction in accrued direct acquisition costs of $87,000.

The adjusted estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows:

Current assets........................................         $4,636
Property and equipment................................            589
                                                           -----------
Total assets acquired.................................          5,225
Current liabilities...................................        (5,220)
Deferred revenue......................................          (491)
Non-current liabilities...............................          (918)
                                                           -----------
Net tangible assets acquired..........................       $(1,404)
                                                           ===========

Pursuant to SFAS No. 142, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. This goodwill is not deductible for tax purposes.

The purchased in-process research and development was charged to operations during the quarter as it had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from sale of those products once commercially viable, and discounting the net cash flows back to their present values using discount rates of either 19% or 21%, depending on the technology. These rates were based on the industry segment for the technology, the nature of the products to be developed, the length of time to complete development, and the overall maturity and history of the development team. The in-process research and development percentage of completion was estimated to range from 50% to 80%.

The results of operations for the three months and six months ended December 31, 2002 include the operations of ViaFone from August 31, 2002. The following unaudited pro forma consolidated results of continuing operations assume the ViaFone acquisition occurred at the beginning of each period presented:

                                                 PRO FORMA (UNAUDITED)     PRO FORMA (UNAUDITED)
                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      DECEMBER 31,              DECEMBER 31,
                                                 ---------------------     ---------------------
                                                   2002         2001         2002         2001
Net revenue from continuing operations            $6,883       $7,317      $13,142       $13,138
Loss from continuing operations                   (1,406)      (8,147)     (6,678)       (17,428)

Loss per share from continuing operations:
Basic and diluted                                 $(0.10)      $(0.60)     $(0.52)       $ (1.29)

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

RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

In the first quarter of fiscal 2003, we adopted a formal plan to exit our infrared hardware business as a result of an expected decline in sales of these products and our desire to increase our focus on our core software businesses. As a part of that plan, we wrote down the infrared hardware inventory to its estimated net realizable value. Additionally, in June 2002, we sold our wholly owned subsidiary, Extended Systems Singapore Pte Limited, and in May 2001, we sold the assets of our printing solutions segment. The results of these operations have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 and Accounting Principles Bulletin No.
30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Income (loss) from discontinued operations" on the accompanying Statements of Operations.

The following summarizes the results of discontinued operations:

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     DECEMBER 31,                   DECEMBER 31,
                                            ----------------------------    ----------------------------
                                             2002      CHANGE      2001      2002     CHANGE      2001
                                            ----------------------------    ----------------------------
Net revenue                                  $303       (24)%      $398      $623      (55)%     $1,398
Income from discontinued operations,
  net of taxes                               $140        337%      $(59)     $169      4125%     $    4

In the three months and six months ended December 31, 2002, our revenue from discontinued operations consisted primarily of revenue from our discontinued infrared hardware business. The decrease in net revenue from discontinued operations for the three months and six months ended December 31, 2002 from the same periods of fiscal 2002 was primarily a result of there being no material revenue from our discontinued printing solutions segment and no revenue from our former Singapore subsidiary in the six months ended December 31, 2002.

Income from our discontinued operations increased in the three and six months ended December 31, 2002 from the same periods of fiscal 2002 primarily due to an increase in net income from our infrared hardware operations in fiscal 2003. Although our infrared hardware business was discontinued in the first quarter of fiscal 2003, we continued to see revenue from this business in the second quarter as customers continued to place orders. Net income for the business was up, because we significantly reduced expenses related to these products once we implemented our plan to discontinue these products. Income from discontinued operations was also higher in the first three and six months of fiscal 2003 compared to the same periods in the prior year, because in fiscal 2003 there are no results from Singapore, which generated a loss in the first three and six months of fiscal 2002.

We expect revenue from discontinued operations to continue to decrease in future quarters. We expect to continue to generate revenue from our discontinued infrared hardware business for the next quarter as we fulfill orders from our customers.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES

                                        SIX MONTHS ENDED DECEMBER 31,
                                        ----------------------------
                                            2002            2001
                                        ------------    ------------

Net cash used by operating activities     $(2,507)        $(2,900)


Net cash used by operating activities in the six months ended December 31, 2002 was primarily the result of our net loss and the result of an increase in receivables and a decrease in both deferred revenue and accounts payable and accrued expenses, adjusted for such non-cash items as depreciation, amortization and acquired in-process research and development. Net cash used by operating activities in the six months ended December 31, 2001 was primarily the result of our net loss, adjusted for such non-cash items as depreciation and amortization, and the result of a decrease in accounts payable and accrued expenses. These cash outflows were partially offset by a decrease in receivables, prepaid expenses and other assets, and inventories, and an increase in deferred revenue.

Accounts receivable, net of allowance, were $5.4 million and $4.3 million at December 31, 2002 and June 30, 2002 respectively. The increase in accounts receivable at December 31, 2002 is due primarily to an increase in net revenue and receivables added in our acquisition of ViaFone. We expect that our accounts receivable will continue to increase in the remainder of fiscal 2003 as a result of an expected increase in net revenues. Accounts receivable may also increase in the future if net revenue from original equipment manufacturers and international customers becomes a higher percentage of our net revenue. Generally, these customers have longer payment cycles, but not longer than our standard payment terms.

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

Net cash provided (used) by investing activities      $1,202           $(1)

Net cash provided by investing activities in the six months ended December 31, 2002 was primarily the result of completing the acquisition of ViaFone and proceeds from payments of employees' notes receivable. These proceeds were partially offset by purchases of property and equipment. As part of our effort to control cash and expenses, we did not make a significant investment in property and equipment in the six months ended December 31, 2002. Net cash used by investing activities in the six months ended December 31, 2001 consisted primarily of purchases of property and equipment. These proceeds were offset, in part, by payments of employees' notes receivables.

We plan to incur aggregate capital expenditures of approximately $150,000 during the remaining quarters of fiscal 2003, primarily for software, system improvements and personal computers.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

Net cash provided by (used in) financing activities   $(103)           $439

Net cash used by financing activities in the six months ended December 31, 2002 consisted of payments on term debt assumed as part of our acquisition of ViaFone, offset in part by proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities in the six months ended December 31, 2001 consisted primarily of proceeds from the issuance of common stock under our stock plans.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can access up to $5.0 million of financing in the form of a demand line of credit. Our borrowings under this facility are limited to a percentage of our current accounts receivable balances and are also subject to current payments due on our long-term debt. Certain of our assets collateralize the line of credit. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. We are in compliance with all covenants. To date we have made no draws on this line of credit.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank. We have restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. We are in compliance with all covenants related to this debt.

We believe that our existing working capital and borrowing capacity, the funds we expect to generate from our operations, and the cash we acquired in the ViaFone merger will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. These sources of liquidity could include borrowing against our line of credit or offering additional equity securities. Additionally, we currently own our facility in Boise, Idaho, debt free. We may consider a sale/leaseback or mortgage on this facility as an additional source of working capital and liquidity. If additional funds are raised through the issuance of equity securities, dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the contracts are recorded in the consolidated balance sheet at fair value and the changes in their fair value are recognized currently in earnings. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had forward contracts with a nominal value of $5.9 million and $1.9 million in place against the Canadian dollar, euro and British pound sterling at December 31 and June 30, 2002, respectively, which matured within 30 days. The fair value of the underlying forward contracts at December 31, 2002 approximated the value of these contracts at inception. We recognized net currency exchange losses of $63,000 and $8,000 for the three months ended December 31, 2002 and 2001, respectively. We recognized net currency exchange losses of $118,000 and $41,000 for the six months ended December 31, 2002 and 2001, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In June 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This new standard requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe adoption of this statement will have a material effect on the amount of any liability to be recorded for the costs covered by this standard, however, the time at which the liability will be recognized may be impacted.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We are still evaluating the impact that the adoption of this standard will have on our financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We currently plan to continue accounting for stock-based compensation under APB No. 25 and do not anticipate changing to the fair value method of accounting. As a result, following the effective date of SFAS No. 148, we will disclose in accordance with SFAS No. 123 on a quarterly basis.

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

o    the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
o    the emergence of new technologies or industry standards;
o normal seasonality that we typically experience in the first quarter of our fiscal year; and
o a shift in the mix of our products sold, which may result in fluctuations in our gross margin.

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

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen or continue longer than expected, demand for our products may be reduced as a result of enterprises reducing information technology spending on our products and original equipment manufacturers reducing their use of our products in their own products. As a result, our revenue may fail to grow or decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in additional charges incurred in connection with restructuring or other cost-cutting measures we may implement. For example, in both the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, we announced restructuring plans to reduce costs and improve operating efficiencies and, as a result, incurred restructuring costs, primarily for severance payments to terminated employees. Additionally, in order to keep operating costs in line with near-term revenue expectations, in January 2003 additional positions were eliminated resulting in ten employee terminations.

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

THE SUCCESS OF OUR BUSINESS MAY DEPEND ON US IDENTIFYING AND SECURING ADDITIONAL SOURCES OF FINANCING, WHICH SOURCES MAY NOT BE AVAILABLE WHEN NEEDED OR MAY NOT BE AVAILABLE ON FAVORABLE TERMS.

We believe that our existing working capital and borrowing capacity, the funds we expect to generate from our operations, and the cash we acquired in the ViaFone merger will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. These sources of liquidity could include borrowing against our line of credit, offering additional equity securities, obtaining a mortgage on our building, or pursuing a sale/leaseback of our building. If additional funds are raised through the issuance of equity securities, dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of December 31, 2002, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $14.4 million. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize $1.6 million of identifiable intangibles over the next six fiscal years. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Such impairment and any resulting write-off could have a negative impact on our results of operations in the period goodwill or other identifiable intangibles are written off.

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

For instance, on April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech's synchronization software patents are invalid and not infringed by our product. On December 11, 2002, Pumatech filed a second amended complaint, which adds allegations that unspecified synchronization products, infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amend our defenses and counterclaims to include this additional patent. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. Discovery and other pretrial proceedings are on-going; trial is currently scheduled for April 2004. Litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE.

In the second quarter of fiscal 2003, based on the region where the customer resides, 56% of our revenue was generated from international sales. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

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

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with our international subsidiaries. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies.

WE DEPEND ON NON-EXCLUSIVE LICENSES FOR SOME OF THE TECHNOLOGY WE USE WITH OUR PRODUCTS.

We license technology on a non-exclusive basis from several companies for use with our products and anticipate that we will continue to do so in the future. For example, we license authentication and encryption technology that we include in our XTNDConnect Server products. Our inability to continue to license this technology, or to license other technology necessary for use with our products, could result in the loss of, or delays in the inclusion of, important features of our products or result in substantial increases in royalty payments that we would have to pay pursuant to alternative third-party licenses, any of which could harm our business. In addition, the effective implementation of our products depends upon the successful operation of licensed software in conjunction with our products. Any undetected errors in products resulting from this licensed software may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation.

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

A substantially large number of shares of our common stock may be sold into the public market within short time periods at various dates following the close of the merger on August 30, 2002. As a result, our stock price could fall. Of the approximately 3,000,000 shares of Extended Systems common stock issued in connection with this merger, approximately 439,612 shares were immediately available for resale by the former stockholders of ViaFone and 2,482,809 shares of Extended Systems common stock are subject to "lock-up" agreements that restrict the timing of the resale of these shares. Under the lock-up agreements, 827,603 shares will be released and available for sale in the public market on February 28, 2003, six months after the closing date of the merger, an additional 827,603 shares will be released and available for sale in the public market on May 31, 2003, nine months after the closing date of the merger and an additional 455,191 shares will be available for sale in the public market on August 31, 2003, 12 months after the closing date of the merger and at anytime thereafter. In comparison, the average daily trading volume of our common stock for the five-day period ending on January 31, 2003 was 8,026 shares. While Rule 145 under the Securities Act may impose some limitations on the amount of shares certain ViaFone stockholders may sell, sales of a large number of newly released shares of Extended Systems common stock could occur that could result in a sharp decline in our stock price.

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

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

Our success depends upon the continuing contributions of our key management, engineering, sales and marketing, and administrative personnel and our ability to attract and retain key personnel. In three of the past six quarters, we completed restructuring plans that reduced our workforce by a total of approximately 80 employees. Additionally, in order to reduce operating costs and increase operating efficiencies, in January 2003 we reduced our workforce by an additional ten people. Despite these reductions in workforce, we plan to continue to recruit personnel with the specific technical skills that are critical to our business. For example, throughout the remainder of fiscal 2003, we expect to hire additional sales personnel as needed in order to capitalize on market opportunities. In addition, Donald Baumgartner, our Vice President of Worldwide Marketing recently resigned and we have begun a search for his replacement. However, we might be unable to attract the personnel we need, and we may fail to retain other key personnel. We do not maintain any key-person life insurance policies. The loss of key personnel, or our inability to attract and retain additional personnel, could harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of December 31, 2002, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had forward contracts with a nominal value of $5.9 million and $1.9 million in place against the Canadian dollar, euro, and British pound sterling at December 31 and June 30, 2002, respectively, which matured within 30 days. The fair value of the underlying forward contracts at December 31, 2002 approximated the value of these contracts at inception.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. On December 11, 2002, Pumatech filed a second amended complaint which adds allegations that unspecified synchronization products infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amend our defenses and counterclaims to include this additional patent. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. Discovery and other pretrial proceedings are on-going; trial is currently scheduled for April, 2004. Litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims against the claims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

At our 2002 Annual Meeting of Stockholders, which was held on October 24, 2002, there were 14,210,038 shares of common stock entitled to vote at the meeting and a total of 11,461,912 shares were represented at the meeting. The following proposals were submitted to a vote of the stockholders:

(a) The following nominees for Class I Directors were elected. Each person elected as a Class I Director will serve for a three-year term that expires upon the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified.

            Name of Nominee           Votes For         Votes Withheld
         -----------------------   ---------------   --------------------

         Steven D. Simpson           11,243,773            218,139
         Douglas B. Winterrowd       11,259,661            202,251

(b) The following nominee for Class II Director was elected. The Class II Director will serve for a one-year term that expires upon the 2003 Annual Meeting of Stockholders or until his or her successor is elected and qualified.

            Name of Nominee           Votes For         Votes Withheld
         -----------------------   ---------------   --------------------

         Russel McMeekin             11,210,875             251,037

(c) The ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the year ended June 30, 2003 was approved:

     o    11,411,795 votes in favor;
     o    22,350 votes against; and
     o    22,767 abstentions.

(d) An increase in the number of shares of common stock reserved for issuance under the Extended Systems Incorporated 1998 Stock Plan was approved:

     o    5,234,611 votes in favor;
     o    553,575 votes against; and
     o    29,766 abstentions.


(e) An increase in the number of shares of common stock reserved for issuance under the Extended Systems Incorporated 2001 Approved Share Option Scheme was approved:

     o    5,241,719 votes in favor;
     o    543,130 votes against; and
     o    33,103 abstentions.

Following the election of the Class I directors and Class II director described above, our Board of Directors consists of the following members: (1) Steven D. Simpson, (2) Douglas B. Winterrowd, (3) Russel McMeekin, (4) John J. Katsaros,
(5) John M. Russell, (6) Charles W. Jepson, (7) Raymond A. Smelek, and (8) S. Scott Wald.


ITEM 5. OTHER INFORMATION
        -----------------

Effective January 31, 2003, Donald Baumgartner, our Vice President of Worldwide Marketing, resigned. We have begun a search for Mr. Baumgartner's replacement. In the meantime, Steven Simpson, our President and Chief Executive Officer, will be the acting Interim Vice President of Worldwide Marketing.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(A) EXHIBITS

    EXHIBIT NUMBER    DESCRIPTION

        99.1          Certification of Executive Officers pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(B) REPORTS ON FORM 8-K

    Not applicable

ITEMS 2 AND 3 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EXTENDED SYSTEMS INCORPORATED
Dated: February 14, 2003
                                By: /s/ KARLA K. ROSA
                                    --------------------------------
                                    KARLA K. ROSA
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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


Date: February 14, 2003                By: /s/ STEVEN D. SIMPSON
                                           ---------------------------------
                                           Steven D. Simpson
                                           President and Chief Executive Officer

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


Date: February 14, 2003           By: /s/ KARLA K. ROSA
                                      -----------------------------------
                                      Karla K. Rosa
                                      Vice President and Chief Financial Officer