Form 10-Q
period 2003-03-31
EXTENDED SYSTEMS INC
filed 2003-05-15
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q


            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

            |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                            -------------------------

                        Commission File Number 000-23597



                          EXTENDED SYSTEMS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              82-0399670
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  5777 NORTH MEEKER AVENUE, BOISE, ID      83713
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12(b)-2 of the Exchange Act).  Yes |_|   No |X|

The number of shares outstanding of the Registrant's Common Stock as of April 30, 2003, was 13,842,877.


================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

                    FOR THE NINE MONTHS ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of March 31, 2003
          and June 30, 2002 ...............................................   3

          Condensed Consolidated Statements of Operations for the Three
          and Nine Months Ended March 31, 2003 and 2002 ...................   4

          Condensed Consolidated Statements of Comprehensive Loss for
          the Three and Nine Months Ended March 31, 2003 and 2002 .........   4

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended March 31, 2003 and 2002 ............................   5

          Notes to Condensed Consolidated Financial Statements ............   6


Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations .......................................  16
          -------------------------


Item 3.   Quantitative and Qualitative Disclosures about Market Risk ......  37
          ----------------------------------------------------------


Item 4.   Controls and Procedures .........................................  37
          -----------------------




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................  38
          -----------------


Item 5.   Other Information ...............................................  38
          -----------------


Item 6.   Exhibits and Reports on Form 8-K ................................  38
          --------------------------------
          (Items 2, 3, and 4 of Part II are
          not applicable and have been omitted)



          SIGNATURES ......................................................  39

          CERTIFICATIONS ..................................................  40

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

                                                                MARCH 31, 2003     JUNE 30, 2002
                                                                 ------------      ------------
ASSETS
Current:
     Cash and cash equivalents...............................    $      3,679      $      5,439
     Receivables, net .......................................           5,767             4,284
     Prepaids and other .....................................             628             1,719
                                                                 ------------      ------------
         Total current assets ...............................          10,074            11,442
Property and equipment, net .................................           5,543             5,786
Goodwill ....................................................          12,506             1,941
Intangibles, net ............................................           1,386             1,202
                                                                 ------------      ------------
         Total assets........................................    $     29,509      $     20,371
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
     Accounts payable........................................    $      2,594      $      2,377
     Accrued expenses .......................................           3,178             2,739
     Deferred revenue .......................................           2,327             2,167
     Accrued restructuring ..................................             799                --
     Short-term debt ........................................             290                --
     Current portion of long-term debt ......................             434                --
     Capital leases .........................................              25                --
                                                                 ------------      ------------
         Total current liabilities ..........................           9,647             7,283

Non-current:
     Accrued restructuring ..................................              97                --
     Long-term debt .........................................             434                --
     Capital leases .........................................              48                --
     Other long-term liabilities ............................             127                --
                                                                 ------------      ------------
         Total non-current liabilities ......................             706                --
                                                                 ------------      ------------
         Total liabilities ..................................          10,353             7,283

Commitments and contingencies--Note 9

Stockholders' equity:
     Preferred stock; $0.001 par value per share,
        5,000 shares authorized; no shares issued
        or outstanding ......................................              --                --
     Common stock; $0.001 par value per share,
        75,000 shares authorized; 13,821 and 11,208
        shares issued and outstanding .......................              14                11
     Additional paid-in capital .............................          44,202            34,053
     Accumulated deficit.....................................         (24,002)          (20,124)
     Accumulated other comprehensive loss ...................          (1,058)             (852)
                                                                 ------------      ------------
         Total stockholders' equity .........................          19,156            13,088
                                                                 ------------      ------------
         Total liabilities and stockholders' equity..........    $     29,509      $     20,371
                                                                 ============      ============

                 The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)


                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             MARCH 31,                       MARCH 31,
                                                     --------------------------      --------------------------
                                                        2003            2002            2003            2002
                                                     ----------      ----------      ----------      ----------
Revenue:
    License fees and royalties .................     $    5,696      $    5,011      $   16,012      $   14,787
    Services and other .........................          1,665             816           4,141           2,372
                                                     ----------      ----------      ----------      ----------
        Total net revenue ......................          7,361           5,827          20,153          17,159

Cost of net revenue:
    License fees and royalties .................            287             351             854             996
    Services and other .........................            785             338           2,311             866
                                                     ----------      ----------      ----------      ----------
        Total cost of net revenue ..............          1,072             689           3,165           1,862
                                                     ----------      ----------      ----------      ----------
              Gross profit .....................          6,289           5,138          16,988          15,297

Operating expenses:
    Research and development ...................          1,709           2,406           5,558           7,950
    Acquired in-process research and development             --              --             430              --
    Marketing and sales ........................          3,830           3,360          10,761          10,314
    General and administrative .................          1,240           1,143           3,747           3,273
    Amortization of goodwill ...................             --             231              --             694
    Restructuring charges ......................            361              --             497              --
                                                     ----------      ----------      ----------      ----------
        Total operating expenses ...............          7,140           7,140          20,993          22,231
                                                     ----------      ----------      ----------      ----------
        Loss from operations ...................           (851)         (2,002)         (4,005)         (6,934)
Other expense (income), net ....................            (42)             33              58             (50)
Interest expense ...............................             65              35             264              44
                                                     ----------      ----------      ----------      ----------
        Loss before income taxes ...............           (874)         (2,070)         (4,327)         (6,928)
Income tax benefit .............................            (79)         (1,700)           (133)         (1,746)
                                                     ----------      ----------      ----------      ----------
        Loss from continuing operations ........           (795)           (370)         (4,194)         (5,182)
Income from discontinued operations, net of tax             147             147             316             152
                                                     ----------      ----------      ----------      ----------
        Net loss ...............................     $     (648)     $     (223)     $   (3,878)     $   (5,030)
                                                     ==========      ==========      ==========      ==========

Basic and diluted earnings (loss) per share:
    Loss from continuing operations ............     $    (0.06)     $    (0.03)     $    (0.31)     $    (0.47)
    Earnings from discontinued operations ......           0.01            0.01            0.02            0.01
                                                     ----------      ----------      ----------      ----------
Net loss per share .............................     $    (0.05)     $    (0.02)     $    (0.29)     $    (0.46)
                                                     ==========      ==========      ==========      ==========

Number of shares used in per share calculations:
    Basic and diluted ..........................         13,821          11,083          13,221          11,013


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             MARCH 31,                       MARCH 31,
                                                     --------------------------      --------------------------
                                                        2003            2002            2003            2002
                                                     ----------      ----------      ----------      ----------
Net loss ..........................                  $     (648)     $     (223)     $   (3,878)     $   (5,030)
Change in currency translation, net                        (167)             10            (207)             31
                                                     ----------      ----------      ----------      ----------
    Comprehensive loss ............                  $     (815)     $     (213)     $   (4,085)     $   (4,999)
                                                     ==========      ==========      ==========      ==========

                 The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)



                                                                                      NINE MONTHS ENDED MARCH 31,
                                                                                    ------------------------------
                                                                                        2003              2002
                                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................................     $     (3,878)     $     (5,030)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Provision for bad debts ...............................................              110               238
        Provision for excess and obsolete inventory ...........................               86                 3
        Depreciation and amortization .........................................            1,418             2,213
        Acquired in-process research and development ..........................              430                --
        Interest expense related to warrants ..................................              151                --
        Other .................................................................              132                42
        Changes in assets and liabilities, net of effect of acquisitions:
           Receivables ........................................................             (871)            1,495
           Inventories ........................................................               25               317
           Prepaids and other assets ..........................................              359               476
           Deferred revenue ...................................................             (331)              653
           Accrued payroll expenses ...........................................                4            (1,113)
           Accounts payable and accrued expenses ..............................             (609)           (1,884)
                                                                                    ------------      ------------
               Net cash used by operating activities ..........................           (2,974)           (2,590)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ........................................              (82)              (51)
    Acquisition - AppReach, net of cash acquired ..............................               --               (15)
    Acquisition - ViaFone, net of cash acquired ...............................            1,119                --
    Other investing activities ................................................              156                77
                                                                                    ------------      ------------
               Net cash provided by investing activities ......................            1,193                11
                                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock ................................              101               614
    Borrowings on line of credit ..............................................              290                --
    Payments on long-term debt ................................................             (342)               --
                                                                                    ------------      ------------
               Net cash provided by financing activities ......................               49               614
    Effect of exchange rate changes on cash ...................................              (28)                8
                                                                                    ------------      ------------
    Net decrease in cash and cash equivalents .................................           (1,760)           (1,957)

CASH AND CASH EQUIVALENTS:
    Beginning of period .......................................................            5,439             6,585
                                                                                    ------------      ------------
    End of period .............................................................     $      3,679      $      4,628
                                                                                    ============      ============




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

We have prepared these condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2003, and our results of operations and cash flows for the three and nine months ended March 31, 2003 and March 31, 2002. The results for these interim periods are not necessarily indicative of the expected results for any other interim period or the year ending June 30, 2003. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as filed with the SEC on September 23, 2002. The condensed consolidated balance sheet at June 30, 2002 was derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with the changes in fair value of the underlying asset or liability being managed. As of March 31, 2003, we had no forward contracts in place. We had forward contracts with a nominal value of $1.9 million in place against the euro and British pound sterling at June 30, 2002 that matured within 30 days. We recognized a net currency exchange gain of $36,000 for the three months ended March 31, 2003 and a net currency exchange loss of $26,000 for the three months ended March 31, 2002. We recognized net currency exchange losses of $82,000 and $67,000 for the nine months ended March 31, 2003 and 2002, respectively.

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

Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the impact of their inclusion would have been antidilutive as of March 31:
                                                    2003           2002
                                                    ----           ----
Stock options.......................               3,501          2,912
Warrants............................                  35             35

ACCOUNTING CHANGES. We completed the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard requires, upon adoption, the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Impairment of existing goodwill and other intangibles must be tested at least annually thereafter. We expect to perform our annual impairment test in the fourth quarter of each fiscal year.

As of the beginning of fiscal 2003, we discontinued amortization of approximately $1.9 million of net goodwill as required by SFAS No. 142. Because an assembled workforce no longer meets the definition of an identifiable intangible asset, we reclassified the net assembled workforce balance on our books of $138,000 to goodwill as of the beginning of fiscal 2003. In lieu of amortization, we performed an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. We concluded that there was no impairment in our recorded goodwill.

In accordance with SFAS No. 142, the effect of adopting this accounting change is reflected prospectively. The following table presents comparative financial information showing the effects that discontinuance of goodwill amortization would have had on the income statement for the three and nine months ended March 31:

                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      MARCH 31,                            MARCH 31,
                                           -----------------------------         ---------------------------
                                              2003               2002               2003             2002
                                           ----------         ----------         ----------       ----------
Net loss:
 Reported net loss ................        $     (648)        $     (223)        $   (3,878)      $   (5,030)
Goodwill amortization (1) .........              --                  231               --                694
                                           ----------         ----------         ----------       ----------
 Adjusted net loss ................        $     (648)        $        8         $   (3,878)      $   (4,336)
                                           ==========         ==========         ==========       ==========

Basic and diluted loss per share:
Reported loss per share ...........        $    (0.05)        $    (0.02)        $    (0.29)      $    (0.46)
Goodwill amortization (1) .........              --                 0.02               --               0.07
                                           ----------         ----------         ----------       ----------
Adjusted basic and diluted loss per
share .............................        $    (0.05)        $     0.00         $    (0.29)      $    (0.39)
Number of shares used in per share
calculations ......................            13,821             11,083             13,221           11,013

(1) Includes $19,000 of amortization for the three months ended March 31, 2002 and $56,000 of amortization for the nine months ended March 31, 2002 related to assembled workforce assets that were reclassified as goodwill effective July 1, 2002.

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

RECENTLY ISSUED ACCOUNTING STANDARDS. Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This new standard requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Adoption of this statement had no material effect on our financial position or results of operations.

Effective January 1, 2003, we adopted the disclosure provisions of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material effect on our financial position or results of operations. Disclosure of our guarantees, indemnifications, and warranties is included in
Note 9.

Effective January 1, 2003, we adopted the interim disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The transition and annual disclosure requirements are effective for our fiscal year beginning July 1, 2003. We currently plan to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and do not anticipate changing to the fair value method of accounting.

We apply APB No. 25 and its related interpretations to measure compensation expense for stock-based compensation plans. If compensation expense for stock-based compensation plans had been determined under SFAS No. 123, our net loss would have been equal to the pro forma amounts indicated below for the three and nine months ended March 31, 2003 and 2002:

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              MARCH 31,                   MARCH 31,
                                                                       ----------------------      ----------------------
                                                                         2003          2002          2003          2002
                                                                       --------      --------      --------      --------
Net loss attributed to common shares, as reported ................     $   (648)     $   (223)     $ (3,878)     $ (5,030)
Less:
Total stock-based employee compensation expense determined
under a fair value based method for all grants, net of tax effects       (1,291)       (1,444)       (4,275)       (5,151)
                                                                       --------      --------      --------      --------
Net loss attributable to common shares, proforma .................     $ (1,939)     $ (1,667)     $ (8,153)     $(10,181)
                                                                       ========      ========      ========      ========
Basic and diluted loss per share:
         Net loss, as reported ...................................     $  (0.05)     $  (0.02)     $  (0.29)     $  (0.46)
         Net loss, proforma ......................................     $  (0.14)     $  (0.15)     $  (0.62)     $  (0.92)

We determined the fair value of options at the date of grant using the Black-Scholes option-pricing model. We assumed no future dividends will be paid. The other weighted-average assumptions and the weighted-average fair values of stock options are as follows for the three and nine months ended March 31, 2003 and 2002:

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              MARCH 31,                   MARCH 31,
                                                                       ----------------------      ----------------------
                                                                         2003          2002          2003          2002
                                                                       --------      --------      --------      --------
Risk-free interest rate:
     Option plans ................................................          3.6%          4.9%          3.9%          4.6%
     Purchase plan ...............................................          3.7%          3.7%          3.7%          3.7%

Expected life in years:
     Option plans ................................................          7.6           7.6           7.6           7.6
     Purchase plan ...............................................          0.5           0.5           0.5           0.5

Volatility factor ................................................        102.4%        106.6%        102.4%        106.6%
Dividend yield ...................................................            0%            0%            0%            0%

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

The following summarizes the results of discontinued operations:

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              MARCH 31,                   MARCH 31,
                                                                       ----------------------      ----------------------
                                                                         2003          2002          2003          2002
                                                                       --------      --------      --------      --------
 Net revenue .....................................................     $    520      $    563      $  1,143      $  1,961
 Gross profit ....................................................          239           423           480           880
 Income tax provision ............................................           87           172           188           253
 Income from discontinued operations,
      net of taxes ...............................................          147           147           316           152
Earnings per share from discontinued operations:
      Basic and diluted ..........................................     $   0.01      $   0.01      $   0.02      $   0.01

NOTE 3.  RESTRUCTURING CHARGES

We recorded $361,000 in workforce reduction costs during the third quarter of fiscal 2003, consisting primarily of severance, benefits, and other costs related to the termination of 13 employees in research and development and marketing and sales, of which 9 were located in the United States, 3 in Canada and 1 in Europe. We paid $143,000 of these charges in the third quarter of fiscal 2003. We will pay $115,000 of the accrued charges in the fourth quarter of fiscal 2003 and the remaining balance of $103,000 will be paid out in the first quarter of fiscal 2004.

We recorded $136,000 in workforce reduction costs during the first quarter of fiscal 2003, consisting primarily of severance, benefits, and other costs related to the termination of 16 employees in research and development, marketing and sales, manufacturing, and administration, of which 14 were located in the United States and 2 in Europe. All of these charges were paid in the first quarter of fiscal 2003.

During the first quarter of fiscal 2003 we also assumed a restructuring liability in connection with our acquisition of ViaFone, Inc. ("ViaFone"). Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993,000 of future lease commitments that had been accrued but not yet paid, $266,000 of workforce reduction liabilities and $30,000 of liabilities relating to the closure of ViaFone's French office.
As of March 31, 2003, the workforce reduction liabilities and liabilities related to closing ViaFone's French office had been paid in full, and the balance of future lease commitments assumed was $679,000. We will pay $145,000 in each of the next four quarters and $99,000 in the final quarter of fiscal 2004 for these lease commitments.

A summary of the restructuring costs is outlined as follows:

                                                                        Workforce
                                                                        Reduction  Facilities and
                                                                         Costs      Other Costs      Total
                                                                        --------      --------      --------
Balance at June 30, 2002 ..........................................          $--           $--           $--
Restructuring charges incurred in first quarter of fiscal 2003 ....          136          --             136
Restructuring accrual assumed with ViaFone acquisition ............          266         1,023         1,289
Cash payments .....................................................         (227)          (24)         (251)
                                                                        --------      --------      --------
Balance at September 30, 2002 .....................................          175           999         1,174

Cash payments .....................................................         (141)         (175)         (316)
                                                                        --------      --------      --------
Balance at December 31, 2002 ......................................           34           824           858
Restructuring charges incurred in third quarter of fiscal 2003 ....          361          --             361
Adjustment to the accrual assumed with ViaFone acquisition ........          (14)         --             (14)
Cash payments .....................................................         (164)         (145)         (309)
                                                                        --------      --------      --------
Balance at March 31, 2003 .........................................     $    217      $    679      $    896
                                                                        ========      ========      ========

NOTE 4.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

We recorded $11 million of goodwill upon closing of the ViaFone acquisition in the first quarter of fiscal 2003. In the second and third quarters of fiscal 2003, we adjusted the purchase price allocation to reflect a reduction in accrued acquisition costs and revisions to the fair values of certain assets acquired and liabilities assumed at the date of acquisition. These adjustments resulted in a net decrease to goodwill of approximately $198,000 and $346,000, respectively. No goodwill was impaired or written off in the first nine months of fiscal 2003. The changes in the carrying amount of goodwill for the nine months ended March 31, 2003 are as follows:

Balance as of June 30, 2002...........................................  $ 1,941
Reclassification of certain intangibles to goodwill in connection
with SFAS 142.........................................................      138
Acquisitions during the period........................................   10,971
Post-acquisition adjustments in the second quarter of fiscal 2003.....    (198)
Post-acquisition adjustments in the third quarter of fiscal 2003......    (346)
                                                                        -------
Balance as of March 31, 2003..........................................  $12,506
                                                                        =======

Upon closing of the ViaFone acquisition in the first quarter of fiscal 2003, we acquired purchased technology valued at $780,000 with an amortization period of five years. Customer relationship assets acquired with the ViaFone acquisition were valued at $80,000 with an amortization period of five years. Other identifiable intangible assets, excluding goodwill, consist of the following:

                                           AS OF MARCH 31, 2003                          AS OF JUNE 30, 2002
                                -----------------------------------------     -----------------------------------------
                                  Gross                                         Gross
                                 Carrying      Accumulated                     Carrying      Accumulated
                                  Amount       Amortization        Net          Amount       Amortization        Net
                                  ------       ------------        ---          ------       ------------        ---
Purchased technology .....      $    3,691     $   (2,376)     $    1,315     $    2,911     $   (1,848)     $    1,063
Assembled workforce (1)               --             --              --              375           (237)            138

Customer relationships                  80             (9)             71           --             --              --
Non-compete covenants ....               6             (6)           --                6             (6)           --

Other ....................               5             (5)           --                5             (4)              1
                                ----------     ----------      ----------     ----------     ----------      ----------
Total ....................      $    3,782     $   (2,396)     $    1,386     $    3,297     $   (2,095)     $    1,202
                                ==========     ==========      ==========     ==========     ==========      ==========

(1) As part of our adoption of SFAS No. 142, we reclassified $138,000 of net assembled workforce to goodwill as of July 1, 2002.

Amortization of other intangible assets, reported as a component of cost of net revenue, was $189,000 and $146,000 for the three months ended March 31, 2003 and 2002, respectively. Amortization of other intangible assets, reported as a component of cost of net revenue, was $537,000 and $437,000 for the nine months ended March 31, 2003 and 2002, respectively. Based on the identified intangible assets recorded at March 31, 2003, the estimated future amortization expense for the remaining three months of fiscal year 2003 and fiscal years 2004, 2005, 2006, 2007 and 2008 is $189,000, $621,000, $204,000, $172,000, $172,000, and
$29,000, respectively.

NOTE 5.  BUSINESS COMBINATIONS

In August 2002, we completed our acquisition of ViaFone. ViaFone was a privately held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. As a result of the acquisition, we expect to benefit from the licensing of ViaFone's software technology and from the addition of an experienced professional services organization. We also expect to benefit from the strong cross-selling opportunities present within each company's customer base and strategic relationships. The adjusted total purchase price of $10.6 million consisted of $9.9 million of Extended Systems common stock (2,550,000 shares issued based on the average stock price for the five trading days surrounding May 28, 2002) and $0.7 million of direct transaction costs. The total purchase price decreased by $87,000 in the second quarter of fiscal 2003 due to an $87,000 decrease in direct transaction costs resulting from the true-up of accrued transaction costs at the time of payment. In exchange for the Extended Systems common stock issued, all outstanding shares of ViaFone common and preferred stock were acquired. As part of the acquisition agreement, an additional 450,000 shares of Extended Systems common stock were issued to shareholders of ViaFone and placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and net loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with the applicable provisions of the Delaware General Corporation Law, all 450,000 shares automatically became treasury stock.

The transaction was accounted for as a purchase pursuant to SFAS No. 141. The purchase price was allocated as follows:

                                          AMORTIZATION
                                             PERIOD         AMOUNT
                                          ------------     -------
Existing technology.....................      5 yrs.       $   780
In-process research and development.....       n/a             430
Net tangible assets/liabilities (1).....       n/a         (1,058)
Customer relationships..................      5 yrs.            80
Goodwill (2)............................       n/a          10,427
                                                           --------
Purchase price (3)......................                   $10,659
                                                           ========

(1) This amount reflects a net adjustment of $111,000 in the second quarter and a net adjustment of $346,000 in the third quarter to the fair values of certain assets acquired and liabilities assumed from ViaFone.

(2) This amount reflects a reduction in accrued direct acquisition costs of $87,000 and net adjustments to the fair values of certain assets acquired and liabilities assumed from ViaFone in the second and third quarters of fiscal 2003 of $111,000 and $346,000, respectively.

(3) This amount reflects a reduction in accrued direct acquisition costs of $87,000.

The adjusted estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows:

Current assets...............................   $  4,722
Property and equipment.......................        589
                                                --------
Total assets acquired........................      5,311
Current liabilities..........................     (4,960)
Deferred revenue.............................       (491)
Non-current liabilities......................       (918)
                                                --------
Net tangible assets acquired.................   $ (1,058)
                                                ========

Pursuant to SFAS No. 142, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. This goodwill is not deductible for tax purposes.

The purchased in-process research and development was charged to operations at the time of acquisition as it had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from sale of those products once commercially viable, and discounting the net cash flows back to their present values using discount rates of either 19% or 21%, depending on the technology. These rates were based on the industry segment for the technology, the nature of the products to be developed, the length of time to complete development, and the overall maturity and history of the development team. The in-process research and development percentage of completion was estimated to range from 50% to 80%. As of March 31, 2003, the projects in-process at the time of acquisition had been completed with no material differences in the cost to complete from that originally estimated.

The results of operations for the three and nine months ended March 31, 2003 include the operations of ViaFone from August 31, 2002. The following unaudited pro forma consolidated results of continuing operations assume the ViaFone acquisition occurred at the beginning of each period presented:

                                                PRO FORMA (UNAUDITED)      PRO FORMA (UNAUDITED)
                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      MARCH 31,                   MARCH 31,
                                               ----------------------      ----------------------
                                                 2003          2002          2003          2002
                                               --------      --------      --------      --------
Net revenue from continuing operations ...     $  7,361      $  6,633      $ 20,503      $ 19,772
Loss from continuing operations ..........         (795)       (3,698)       (7,474)      (21,128)

Loss per share from continuing operations:
Basic and diluted ........................     $  (0.06)     $  (0.27)     $  (0.57)     $  (1.56)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of fiscal 2002, nor is it indicative of results of operations for any future period.



NOTE 6.  RECEIVABLES                            AS OF                AS OF
                                               MARCH 31,            JUNE 30,
                                                 2003                 2002
                                              ----------           ----------
Accounts receivable ................          $    6,663           $    5,109
Other receivables ..................                  98                   67
Allowance for doubtful accounts ....                (994)                (892)
                                              ----------           ----------
                                              $    5,767           $    4,284
                                              ==========           ==========

NOTE 7.  PROPERTY AND EQUIPMENT                 AS OF                AS OF
                                               MARCH 31,            JUNE 30,
                                                 2003                 2002
                                              ----------           ----------
Land and land improvements .........          $    1,007           $      897
Buildings ..........................               5,793                5,864
Computer equipment .................               5,699                5,443
Furniture and fixtures .............               2,286                2,302
                                              ----------           ----------
                                                  14,785               14,506
Less accumulated depreciation ......              (9,242)              (8,720)
                                              ----------           ----------
                                              $    5,543           $    5,786
                                              ==========           ==========

                                                AS OF                AS OF
NOTE 8.  ACCRUED EXPENSES                      MARCH 31,            JUNE 30,
                                                 2003                 2002
                                              ----------           ----------
Accrued payroll and related benefits          $    1,519           $    1,211
Other ..............................               1,659                1,528
                                              ----------           ----------
                                              $    3,178           $    2,739
                                              ==========           ==========

NOTE 9.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease office space at our locations in Brisbane, California; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; Los Gatos, California; American Fork, Utah; `s-Hertogenbosch, the Netherlands; and Atlanta, Georgia. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $222,000 and $92,000 for the three months ended March 31, 2003 and 2002, respectively. Lease expense under operating lease agreements was $566,000 and $298,000 for the nine months ended March 31, 2003 and 2002, respectively.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At March 31, 2003, the loan balance was $868,000.

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations are as follows (in thousands):

                                                            YEAR ENDING JUNE 30,
                                            --------------------------------------------------
                                             2003       2004       2005       2006       2007    THEREAFTER    TOTAL
                                            ------     ------     ------     ------     ------     ------     ------
Restructuring-related commitments:
   Operating leases (1) ...............     $  145     $  534     $ --       $ --       $ --          $--     $  679
Other commitments:
   SVB debt principal (2) .............        109        434        325       --         --         --          868
   SVB debt interest ..................         16         46         11       --         --         --           73
   Post-retirement benefits ...........         11         14         14         14         14         72        139
   Capital leases (2) .................         10         28         28         12          7       --           85
   Operating leases ...................        192        658        233        162        148        278      1,671
                                            ------     ------     ------     ------     ------     ------     ------
Total other commitments ...............        338      1,180        611        188        169        350      2,836
                                            ------     ------     ------     ------     ------     ------     ------
Total commitments .....................     $  483     $1,714     $  611     $  188     $  169     $  350     $3,515
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

Non-current capital lease obligations are as follows (in thousands):

                                                            AS OF
                                                          MARCH 31,
                                                            2003
                                                          --------
Gross capital lease obligations ................          $     85
Less imputed interest ..........................               (12)
                                                          --------
Present value of net minimum lease payments ....                73
Less current portion ...........................               (25)
                                                          --------
Non-current capital lease obligations ..........          $     48
                                                          ========

GUARANTEES. We have provided a letter of credit that secures our rental payments at our Brisbane, California location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is renewed annually for successive one-year terms until the expiration of our lease on May 31, 2004. The maximum potential amount of future payments we could be required to make under this letter of credit as of March 31, 2003 is $120,000.

We have also provided a guarantee that secures our rental payments at our Bristol, England location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is valid until the expiration of our lease on January 13, 2005. The maximum potential amount of future payments we could be required to make under this letter of credit as of March 31, 2003 is approximately $25,000.

INDEMNIFICATIONS. We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.


From time to time we enter into indemnification agreements in our ordinary course of business with certain service providers, such as financial consultants, whereby we indemnify such service providers from claims, losses, damages, liabilities, or other costs or expenses arising out of or related to their services. The maximum potential amount of future payments we could be required to make under these indemnification agreements in unlimited. We have not incurred costs to defend lawsuits or settle claims related to these indemnifications.

WARRANTIES. We offer warranties on both our software products and discontinued hardware products as explained below:

         Software Products
         -----------------
         We warrant that certain of our software products will perform substantially in conformance with our standard published specifications in effect at the time of delivery of those products for a period of time, generally 30 to 90 days depending on the product. Under new requirements issued by the European Commission, as of January 1, 2002 we generally warrant our products sold to businesses in the European Union for a one-year period. If there is a failure of the product to conform to specifications, we generally use reasonable commercial efforts to promptly correct any non-conforming product or replace it with a functionally equivalent product. If we are unable to correct or replace a non-conforming product, we may choose to accept return of the product and refund the license fees paid.

         If our licensed product is not delivered or downloaded electronically, we also warrant that the media (diskette or CD-ROM) on which such product is delivered shall be free from defects in materials and workmanship under normal use for a period of 90 days from the date of shipment. If there is a media failure, we replace the media. If we are unable to do so within a reasonable amount of time, the customer may return the product and request a refund.

         Additionally, we warrant that we will use commercially reasonable efforts to provide the maintenance services as set forth in our annual support and maintenance agreement in a professional and workmanlike manner.

         We record an accrual for the estimated future costs associated with warranty claims based upon our historical experience and our estimate of future costs. We also include in the warranty reserve an accrual for the estimated future costs associated with free support that we provide on certain products. The adequacy of our warranty reserve is reviewed at least quarterly and if necessary, adjustments are made.

         Discontinued Hardware Products
         ------------------------------
         For our discontinued hardware products we offer warranties for a period of time, generally ranging from one to three years. We record an accrual for the estimated future costs associated with warranty claims based upon our historical experience and our estimate of the level of future costs. We assess the adequacy of our warranty reserve on a quarterly basis and make adjustments, if needed.

The following table reconciles the changes in our warranty reserve for the three months ended March 31, 2003:

Balance at December 31, 2002.........................................   $   125
Accrual for warranty reserve for sales made during the quarter
ended March 31, 2003.................................................        63
Warranty expirations during the quarter ended March 31, 2003.........       (55)
                                                                        -------
Balance at March 31, 2003............................................   $   133
                                                                        =======

LINE OF CREDIT. On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can access up to $5.0 million of financing in the form of a demand line of credit. Our borrowing capacity is limited to 75% of eligible accounts receivable, net of current payments due on our long-term debt. Certain of our assets collateralize the line of credit. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. As of March 31, 2003, we had borrowed $290,000 on this line of credit and were in compliance with all financial covenants required under the line of credit. We repaid the balance in full in April of 2003.

LITIGATION. On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. On December 11, 2002, Pumatech filed a second amended complaint, which adds allegations that unspecified synchronization products infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amend our defenses and counterclaims to include this additional patent. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. Discovery and other pretrial proceedings are on-going; trial is currently scheduled for April, 2004. We have petitioned for reexamination of three of the Pumatech patents, and Pumatech has sought to reissue a fourth to correct errors in the claims. The U.S. Patent Office has granted our petition to reexamine one of the patents and we are awaiting a determination on the remaining two petitions. Litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims against the claims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

We are also, from time-to-time, a party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

NOTE 10.  INCOME TAXES

For the three and nine months ended March 31, 2003, we recorded income tax expense related primarily to foreign withholding taxes of $8,000 and $55,000, respectively. For the three months ended March 31, 2003, the income tax expense associated with discontinued operations was $87,000. The tax benefit of $79,000 for continuing operations consists of $8,000 of foreign withholding taxes, offset by a tax benefit of $87,000. For the nine months ended March 31, 2003, the income tax expense associated with discontinued operations was $188,000. The tax benefit of $133,000 for continuing operations consists of $55,000 of foreign withholding taxes, offset by a tax benefit of $188,000. The income tax benefit for the three and nine months ended March 31, 2002 includes the benefit of an income tax refund of $1.6 million.

NOTE 11.  BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

At March 31, 2003, we had one operating segment. Our mobile information management segment provides the expertise, strategy and solutions to help enterprise organizations realize their business goals through mobile technology. Our software and services portfolio includes data synchronization and device management solutions; mobile applications for sales, service and pharmaceutical professionals; mobile application development tools and services; embedded client/server database management systems; and Bluetooth and IrDA wireless connectivity software. We sell our mobile information management solutions primarily to enterprises, application developers, resellers and original equipment manufacturers.

In the three and nine months ended March 31, 2003 and 2002, no customer accounted for more than 10% of our net revenue from continuing operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The words "expects," "anticipates," "believes," "intends," "will" and similar expressions identify forward-looking statements that are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding:

o    levels of software product license fees and royalties;
o    anticipated royalties from Bluetooth products;
o    levels of international sales;
o    levels of service revenue;
o    levels of original equipment manufacturer sales;
o    anticipated gross margin;
o    staffing and expense levels;
o    future profitability;
o    future results of operations;
o    future operating cash flows;
o    levels of accounts receivable;
o    levels of capital expenditures;
o    anticipated costs of research and development;
o    anticipated costs of marketing and sales;
o    anticipated revenue from discontinued operations;
o    anticipated reductions in operating costs;
o    sufficiency of working capital and borrowing capacity;
o    anticipated cash funding needs;
o    claims made by Pumatech, Inc.;
o    expected benefits from our acquisition of ViaFone, Inc.;
o    future acquisitions; and
o    effects of fluctuations in exchange rates.

We assume no obligation to update any forward-looking statements and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our 2002 Annual Report on Form 10-K filed on September 23, 2002 and other Quarterly Reports on Form 10-Q that we have filed, or will file, in fiscal 2003. All period references are to our third fiscal quarters ended March 31, 2003 and 2002, the nine months ended March 31, 2003 and 2002 and our fiscal years ended June 30, 2003 and 2002, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

SIGNIFICANT EVENTS
------------------
On August 30, 2002, we completed our acquisition of ViaFone, Inc. ("ViaFone"), a privately-held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. ViaFone merged with and into a subsidiary of Extended Systems, and all outstanding shares of ViaFone common and preferred stock were exchanged for approximately 3,000,000 newly issued shares of Extended Systems common stock in a tax-free transaction. As part of the acquisition agreement, 450,000 of these shares were placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with applicable provisions of the Delaware General Corporation Law, all 450,000 shares automatically became treasury stock. We accounted for this transaction using the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the results of operations of ViaFone are included in our consolidated statement of operations from the completion date of the acquisition.

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

At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable, based on the payment terms associated with the transaction. If a significant portion of a fee is due after 90 days, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due and payable. If we had assessed the fixed or determinable criterion differently, the timing and amount of our revenue recognition may have differed materially from that reported.

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

When we license our software to original equipment manufacturers or to companies that include our software in their software offering, royalty revenue is generally recognized when customers report to us the sale of their products to their end user customer. In cases where the arrangement with our customer provides for a prepaid nonrefundable royalty, we generally recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We recognize revenue for support and maintenance services ratably over the contract term, which is usually 12 months, and we generally recognize revenue from training services as these services are performed. For professional services that involve significant implementation, customization, or modification of our software that is essential to the functionality of the software, we generally recognize both the service and related software license revenue over the period of the engagement, using the percentage-of-completion method. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, where significant uncertainty about the project completion exists, or where an arrangement provides for customer acceptance, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete. If we were to make different judgments or utilize different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that previously reported.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the impairment of identifiable intangibles and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to: (1) significant operating underperformance relative to historical or projected future operating results,
(2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (3) significant negative industry or economic trends, (4) a significant decline in our stock price for a sustained period, and
(5) our market capitalization equal to or below our net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a market capitalization approach when the information is readily available. When the information is not readily available, we use a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model to measure any impairment. If we had made different judgments or utilized different estimates our measurement of any impairment may have differed materially from that reported.

We assess the impairment of our goodwill balance on at least an annual basis. This impairment review involves a two-step process as follows:

     o Step 1 -we compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

     o Step 2 - we perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. We then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess.

If we were to make different judgments or utilize different estimates of fair value, our measurement of any impairment may have differed materially from that reported.

INCOME TAXES

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of March 31, 2003, we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses and foreign tax credits, before they expire. This valuation allowance was recorded based on our recent losses, estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we had made different judgments or utilized different estimates, the amount or timing of the valuation allowance recorded may have differed materially from that reported. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially impact our financial position and results of operations.

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

We sell our mobile information management solutions primarily to enterprises, application developers, resellers, and original equipment manufacturers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

o    software license fees and royalties;

o    support and maintenance fees; and

o professional services, including consulting services, training, and non-recurring development fees that we generate when we adapt products to customers' specifications.

We derive a significant amount of our revenue from sales to customers outside of North America, principally from our international sales subsidiaries, overseas original equipment manufacturers and from a limited number of international distributors. Based on the region in which the customer resides, net revenue from continuing operations may be analyzed as follows for the three and nine months ended March 31:

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              MARCH 31,                   MARCH 31,
                                                                       ----------------------      ----------------------
      NET REVENUE PERCENTAGES BY REGION                                  2003          2002          2003          2002
                                                                       --------      --------      --------      --------
North America ....................................................           55%           48%           51%           52%
International:
   Europe
     Comprehensive loss ..........................................           40            38            41            36
   Asia ..........................................................            4            11             5             9
   Other regions .................................................            1             3             3             3
                                                                       --------      --------      --------      --------
        Total international ......................................           45%           52%           49%           48%
                                                                       --------      --------      --------      --------
                   Net revenue from continuing operations ........          100%          100%          100%          100%
                                                                       ========      ========      ========      ========

In the third quarter of fiscal 2003, the percentage of our net revenue generated from North American sales increased from the same period in fiscal 2002 primarily due to an increase in sales of our XTNDConnect and Advantage software products sold in North America, sales of our OneBridge products in North America and increased professional services customers in North America. The percentage of our net revenue derived from international customers varies from quarter to quarter as a result of customer buying patterns.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 45% and 55% of our net revenue in the fourth quarter of fiscal 2003.

Revenue generated from sales to original equipment manufacturers and to companies that license our software to include in their own software offering has fluctuated in the past. We expect it will also fluctuate in future quarters, as such revenue is dependent upon the timing of customer projects and the effectiveness of their marketing efforts.

We sell our products directly to end-user customers and also market and sell many of our products through multiple indirect channels, primarily distributors and resellers. In the three and nine months ended March 31, 2003 and 2002, no customer accounted for more than 10% of our net revenue from continuing operations.

NET REVENUE
-----------

                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 MARCH 31,                               MARCH 31,
                                    -----------------------------------     -----------------------------------
                                      2003        CHANGE         2002         2003        CHANGE         2002
                                    --------     --------      --------     --------     --------      --------
Revenue:
License fees and royalties ....     $  5,696           14%     $  5,011     $ 16,012            8%     $ 14,787
Services and other ............        1,665          104           816        4,141           75         2,372
                                    --------     --------      --------     --------     --------      --------
     Total net revenue ........     $  7,361           26%     $  5,827     $ 20,153           17%     $ 17,159
                                    ========     ========      ========     ========     ========      ========

LICENSE FEES AND ROYALTIES. License and royalty revenue consists of fees for licenses of our software products. Growth in revenue in the third quarter of fiscal 2003 from the same period in fiscal 2002 was due primarily to the addition of revenue from sales of our OneBridge mobile solutions that were added with our acquisition of ViaFone on August 30, 2002 and an increase in license revenue of 13% from our Advantage Database Server and 7% from our XTNDConnect products.

The increase in license fees and royalty revenue for the nine months ended March 31, 2003 from the same period in fiscal 2002 was primarily due to the addition of revenue from our OneBridge mobile solutions, and an 11% increase in revenue from our XTNDConnect products. These increases were partially offset by a 15% decrease in our Bluetooth and infrared software revenue resulting from a decrease in the number of software development kits sold and from a reduction in prepaid nonrefundable Bluetooth royalties.

We expect revenue from license fees and royalties to increase moderately in the final quarter of fiscal 2003. This increase is expected to result primarily from increased license and royalty revenue from our XTNDConnect products. Although we are beginning to see shipment of Bluetooth products by some of our customers, we do not currently anticipate that Bluetooth royalty revenue will be a material component of our net revenue in the fourth quarter of fiscal 2003.

SERVICES AND OTHER. Services and other revenue consists primarily of support and maintenance contracts sold to our customers and fees for professional services. Our professional services typically consist of standard product installations, training, significant customization of our standard license product, or non-recurring engineering ("NRE"). The primary drivers of the increase in service revenue for the three months ended March 31, 2003 from the same period in fiscal 2002 were the increase in professional services we saw as a result of adding our OneBridge mobile solutions in the first quarter of fiscal 2003 and a 92% increase in support and maintenance and professional services revenue associated with our XTNDConnect products.

The increase in service revenue for the nine months ended March 31, 2003 from the same period in fiscal 2002 was primarily due to the addition of professional services associated with our OneBridge mobile solutions and a 104% increase in support and maintenance and professional services revenue associated with our XTNDConnect products. These increases were partially offset by a 49% decline in service revenue associated with our Bluetooth and infrared software products.

We expect services revenue in the fourth quarter of fiscal 2003 to remain relatively flat or increase slightly compared to third quarter levels. Although we expect the amount of billable hours in our professional services group to increase, all or a portion of the revenue related to such an increase may be required to be deferred under our revenue recognition policy.

DEFERRED REVENUE. Deferred revenue consists of amounts invoiced to or received from customers for which revenue has not been recognized. Deferred revenue generally results from maintenance and support agreements, consulting or training services not yet rendered, and license revenue deferred until the requirements of our revenue recognition policy are met. We generally recognize deferred revenue over the term of the maintenance and support agreements, as consulting and training services are rendered, and as the requirements of our revenue recognition policy are met. Deferred revenue was $2.3 million at March 31, 2003 compared to $2.2 million at June 30, 2002. We expect deferred revenue to increase in future periods as service revenue becomes a larger percentage of our overall net revenue.

GROSS MARGIN
------------

                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      MARCH 31,                               MARCH 31,
                                         -----------------------------------     -----------------------------------
                                           2003        CHANGE         2002         2003        CHANGE         2002
                                         --------     --------      --------     --------     --------      --------
Gross profit:
     License fees and royalties ....     $  5,409           16%     $  4,660     $ 15,158           10%     $ 13,791
     Services and other ............          880           84           478        1,830           22         1,506
                                         --------     --------      --------     --------     --------      --------
     Total gross profit ............     $  6,289           22%     $  5,138     $ 16,988           11%     $ 15,297
                                         ========     ========      ========     ========     ========      ========

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           MARCH 31,                        MARCH 31,
                                                  ---------------------------      ---------------------------
                                                           CHANGE IN                        CHANGE IN
                                                   2003     MARGIN %     2002       2003     MARGIN %     2002
                                                  -----      -----      -----      -----      -----      -----
Gross margin as a percentage of revenue:
       License fees and royalties ...........        95%         2         93%        95%         2         93%
       Services and other ...................        53         (6)        59         44        (20)        64
                                                  -----      -----      -----      -----      -----      -----
       Total gross margin ...................        85%        (3)        88%        84%        (5)        89%
                                                  =====      =====      =====      =====      =====      =====

Our cost of net revenue consists primarily of costs associated with:

o    personnel providing professional services;
o    post-sales support;
o    amortization of purchased technology;
o    royalties for the use of third-party software; and
o    other production-related activities.

In general, the costs of license fees and royalties represent a far smaller percentage of license fees and royalties net revenue than service costs, which have a much higher cost structure. Additionally, costs of license fees and royalties, such as royalties for the use of third-party software, are generally variable, based on license revenue volume. Services costs tend to be fixed within certain services revenue ranges. We would expect that an increase in service revenue as a percentage of our total net revenue would generate a lower overall gross margin as a percentage of total net revenue. Also, given the high level of fixed costs associated with the professional services group, our inability to generate sufficient services revenue to absorb these fixed costs could lead to negative services gross margins.

LICENSE FEES AND ROYALTIES. The increase in gross profit from license fees and royalties for the three and nine months ended March 31, 2003 from the same periods of fiscal 2002 is primarily due to the increase in net revenue. The modest increase in gross margin for these same periods was primarily driven by a decrease in operations-related overhead resulting from our restructurings, offset partially by an increase in amortization of purchased technology from our acquisition of ViaFone.

SERVICES AND OTHER. The growth in gross profit from services and other net revenue in the three and nine months ended March 31, 2003 as compared to the same periods in fiscal 2002 is primarily attributable to revenue generated by the addition of a dedicated professional services organization in the first quarter of fiscal 2003 in conjunction with our acquisition of ViaFone and an increase in support and maintenance revenue from our XTNDConnect products. In both periods, these increases were partially offset by a decline in NRE fees. The decline in gross margin from services and other revenue in the three and nine months ended March 31, 2003 as compared to the same periods in fiscal 2002 is primarily the result of a higher mix of professional services revenue in both periods, which typically generates lower margins than support and maintenance or NRE revenue. The utilization rate for professional services personnel increased in the third quarter of fiscal 2003 as compared to the prior two quarters. Because the costs of professional services personnel are generally fixed, the increased utilization rate contributed to an increase in gross margin for the third quarter.

We expect our overall gross margin will be in a range of 82% to 85% for the fourth quarter of fiscal 2003. This range is primarily driven by an expected increase in license fees and royalties net revenue and an expected increase in services net revenue, as well as the expected mix between license fees and services.

OPERATING EXPENSES
------------------

RESEARCH AND DEVELOPMENT EXPENSES

                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    MARCH 31,                           MARCH 31,
                                       -------------------------------      -------------------------------
                                        2003         CHANGE      2002        2003         CHANGE      2002
                                       ------        ------     ------      ------        ------     ------
Research and development .........     $1,709         (29)%     $2,406      $5,558         (30)%     $7,950
As a % of net revenue ............         23%                      41%         28%                      46%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs and facility expenses. The decrease in research and development expenses in the three months ended March 31, 2003 from the same period in fiscal 2002 was primarily the result of a reduction of approximately $945,000 in personnel costs subsequent to our restructurings and the termination on December 31, 2002 of a bonus plan in place for two former employees, offset in part by an increase of approximately $233,000 in personnel costs related to the engineering personnel added with the completion of the ViaFone acquisition. The decrease in research and development expenses for the nine months ended March 31,2003 from the same period in fiscal 2002 was primarily the result a reduction of approximately $2.9 million in personnel costs subsequent to our restructurings and the termination of a bonus plan in place for two former employees, offset in part by an increase of approximately $566,000 for the addition of ViaFone engineering personnel. At March 31, 2003 we had 66 full-time equivalent research and development personnel and contractors, including 11 added with the ViaFone acquisition, a decrease from the 98 full-time equivalent personnel at the same time last year.

For the fourth quarter of fiscal 2003, we expect our research and development costs to be consistent with the level we saw in the third quarter of fiscal 2003.

MARKETING AND SALES EXPENSES

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  MARCH 31,                           MARCH 31,
                                       ------------------------------      ------------------------------
                                        2003       CHANGE       2002        2003       CHANGE       2002
                                       ------      ------      ------      ------      ------      ------
Marketing and sales ..............     $3,830          14%     $3,360      $10,761          4%     $10,314
As a % of net revenue ............         52%                     58%          53%                     60%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our marketing and sales staff, promotional expenses, pre-sales support costs, and facilities costs. The increase in marketing and sales expenses in the three months ended March 31, 2003 from the same period in fiscal 2002 was primarily due to an increase of approximately $642,000 in personnel and facilities costs, including an increase related to the ViaFone acquisition and in commissions paid to the sales force. This was offset, in part, by a decrease of approximately $122,000 in company-wide promotional expenses. For the nine months ended March 31, 2003, the increase in marketing and sales expenses was primarily due to an increase of approximately $799,000 in personnel and facilities costs, offset, in part, by a decrease of approximately $404,000 in company-wide promotional expenses. At March 31, 2003, we had 109 full-time equivalent marketing, sales, and support personnel and contractors, including 7 added with the ViaFone acquisition, as compared to 117 full-time equivalent personnel and contractors at the same time last year.

We expect marketing and sales expenses to decrease slightly in the last quarter of fiscal 2003 as a result of the workforce reduction completed in the third quarter of fiscal 2003 and other reductions in discretionary spending.

GENERAL AND ADMINISTRATIVE EXPENSES

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  MARCH 31,                           MARCH 31,
                                       ------------------------------      ------------------------------
                                        2003       CHANGE       2002        2003       CHANGE       2002
                                       ------      ------      ------      ------      ------      ------
General and administrative .......     $1,240           8%     $1,143      $3,747          14%     $3,273
As a % of net revenue ............         17%                     20%         19%                     19%

General and administrative expenses primarily consist of salaries and other personnel costs for our finance, management information systems, human resources and other administrative groups, as well as professional service fees and directors' and officers' insurance costs. The increase in general and administrative expenses for the three months ended March 31, 2003 from the same period in fiscal 2002 was primarily attributable to an increase in legal fees of approximately $350,000, due largely to the Pumatech lawsuit. This increase was partially offset by a decrease of approximately $97,000 in personnel costs resulting from our restructuring in prior quarters and a decrease of approximately $123,000 in our bad debt expense. The increase in general and administrative expenses for the nine months ended March 31, 2003 as compared to the same period in fiscal 2002 was primarily attributable to an increase in legal fees of approximately $906,000, due largely to the Pumatech lawsuit, offset in part by a decrease of approximately $296,000 in personnel costs resulting from our restructuring in prior quarters and a decrease of approximately $168,000 in our bad debt expense.

We expect general and administrative expenses in the fourth quarter of fiscal 2003 to be consistent with the level we saw in the third quarter of fiscal 2003. At March 31, 2003, we had 31 full-time equivalent employees in administration, as compared to 39 full-time equivalent personnel at the same time last year. No general and administrative personnel were added with our acquisition of ViaFone.

AMORTIZATION OF INTANGIBLES

We report amortization of non-goodwill intangibles, primarily consisting of purchased technology, as a component of our cost of net revenue. Amortization of non-goodwill intangibles was $189,000 and $146,000 for the three months ended March 31, 2003 and 2002, respectively. Amortization of non-goodwill intangibles was $537,000 and $437,000 for the nine months ended March 31, 2003 and 2002, respectively. The net increase in amortization of non-goodwill intangibles is a result of the addition of non-goodwill intangibles from our acquisition of ViaFone. This increase was partially offset by a decrease in amortization resulting from our adoption of SFAS No. 142, which resulted in $138,000 of intangible assets, comprised of assembled workforce intangibles, being reclassified as goodwill in the first quarter of fiscal 2003.

 As a result of our adoption of SFAS No. 142, which requires that goodwill no longer be amortized, we did not record amortization of goodwill for the nine months ended March 31, 2003. Amortization of goodwill was $231,000 and $694,000 for the three months and nine months ended March 31, 2002, respectively. This amount was reflected in our statement of operations as an operating expense.

RESTRUCTURING CHARGES

For the three months ended March 31, 2003, we recorded a restructuring charge of approximately $361,000 relating to severance and benefits for 13 terminated employees in research and development and marketing and sales, of which 9 were located in the United States, 3 in Canada and 1 in Europe. We paid $143,000 of these charges in the third quarter of fiscal 2003. In the fourth quarter of fiscal 2003, we will pay $115,000 of the accrued charges and the remaining balance of $103,000 will be paid out in the first quarter of fiscal 2004. We expect that operating costs will be reduced by approximately $200,000 each quarter as a result of this restructuring.

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

During the first quarter of fiscal 2003 we also assumed a restructuring liability in connection with our acquisition of ViaFone. Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993,000 of future lease payments that had been accrued but not yet paid, $266,000 of workforce reduction liabilities and $30,000 of French office liabilities. As of March 31, 2003, the workforce reduction liabilities and liabilities related to the closing ViaFone's French office had been paid in full, and the balance of the future lease commitments was $679,000. We will pay $145,000 in each of the next four quarters and $99,000 in the final quarter of fiscal 2004 for these lease commitments.

A summary of the restructuring costs is outlined as follows:

                                                                       Workforce
                                                                       Reduction  Facilities and
                                                                          Costs     Other Costs       Total
                                                                        --------      --------      --------
Balance at June 30, 2002 ..........................................          $--           $--           $--
Restructuring charges incurred in first quarter of fiscal 2003 ....          136          --             136
Restructuring accrual assumed with ViaFone acquisition ............          266         1,023         1,289
Cash payments .....................................................         (227)          (24)         (251)
                                                                        --------      --------      --------
Balance at September 30, 2002 .....................................          175           999         1,174
Cash payments .....................................................         (141)         (175)         (316)
                                                                        --------      --------      --------
Balance at December 31, 2002 ......................................           34           824           858
Restructuring charges incurred in third quarter of fiscal 2003 ....          361          --             361
Adjustment to the accrual assumed with ViaFone acquisition ........          (14)         --             (14)
Cash payments .....................................................         (164)         (145)         (309)
                                                                        --------      --------      --------
Balance at March 31, 2003 .........................................     $    217      $    679      $    896
                                                                        ========      ========      ========

In order to meet our objective to reach profitability, we may incur additional restructuring charges in future quarters.

INCOME TAX BENEFIT

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  MARCH 31,                           MARCH 31,
                                       ------------------------------      ------------------------------
                                        2003       CHANGE       2002        2003       CHANGE       2002
                                       ------      ------      ------      ------      ------      ------
Income tax benefit ...............     $  (79)        (95)%    $(1,700)    $ (133)        (92)%    $(1,746)
As a % of income (loss) before taxes        9%                      82%         3%                      25%

During the three and nine months ended March 31, 2003 and 2002, we recorded income tax expense for foreign withholding taxes and foreign taxes payable by our international subsidiaries. In all periods we allocated income tax expense to income from discontinued operations, which resulted in our allocating a tax benefit to continuing operations. We recorded a valuation allowance against additional income tax benefits associated with our loss from continuing operations. The change in the income tax benefit from continuing operations for the third quarter and the first nine months of fiscal 2003 from the same periods in fiscal 2002 resulted primarily from an income tax refund of approximately $1.6 million recorded in the third quarter of fiscal 2002.

BUSINESS COMBINATIONS
---------------------

In August 2002, we completed our acquisition of ViaFone. ViaFone was a privately held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. As a result of the acquisition, we expect to benefit from the licensing of ViaFone's software technology and from the addition of an experienced professional services organization. We also expect to benefit from the strong cross-selling opportunities present within each company's customer base and strategic relationships. The adjusted total purchase price of $10.6 million consisted of $9.9 million of Extended Systems common stock (2,550,000 shares issued based on the average stock price for the five trading days surrounding May 28, 2002) and $0.7 million of direct transaction costs. The total purchase price decreased by $87,000 in the second quarter of fiscal 2003 due to an $87,000 decrease in direct transaction costs resulting from the true-up of accrued transaction costs at the time of payment. In exchange for the Extended Systems common stock issued, all outstanding shares of ViaFone common and preferred stock were acquired. As part of the acquisition agreement, an additional 450,000 shares of Extended Systems common stock were issued to shareholders of ViaFone and placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and net loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with the applicable provisions of Delaware General Corporation Law, all 450,000 shares automatically became treasury stock.

The transaction was accounted for as a purchase pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141. The purchase price was allocated as follows:

                                            AMORTIZATION
                                               PERIOD          AMOUNT
                                            ------------      --------
Existing technology.......................     5 yrs.         $   780
In-process research and development.......       n/a              430
Net tangible assets/liabilities (1).......       n/a          (1,058)
Customer relationships....................     5 yrs.              80
Goodwill (2)..............................       n/a           10,427
                                                              --------
Purchase price (3)........................                    $10,659
                                                              ========

(1) This amount reflects a net adjustment of $111,000 in the second quarter and a net adjustment of $346,000 in the third quarter to the fair values of certain assets acquired and liabilities assumed from ViaFone.

(2) This amount reflects a reduction in accrued direct acquisition costs of $87,000 and net adjustments to the fair values of certain assets acquired and liabilities assumed from ViaFone in the second and third quarters of fiscal 2003 of $111,000 and $346,000, respectively.

(3) This amount reflects a reduction in accrued direct acquisition costs of $87,000.

The adjusted estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows:

Current assets...........................................     $  4,722
Property and equipment...................................          589
                                                              ---------
Total assets acquired....................................        5,311
Current liabilities......................................      (4,960)
Deferred revenue.........................................        (491)
Non-current liabilities..................................        (918)
                                                              ---------
Net tangible assets acquired.............................     $(1,058)
                                                              =========

Pursuant to SFAS No. 142, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. This goodwill is not deductible for tax purposes.

The purchased in-process research and development was charged to operations at the time of acquisition as it had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from sale of those products once commercially viable, and discounting the net cash flows back to their present values using discount rates of either 19% or 21%, depending on the technology. These rates were based on the industry segment for the technology, the nature of the products to be developed, the length of time to complete development, and the overall maturity and history of the development team. The in-process research and development percentage of completion was estimated to range from 50% to 80%. As of March 31, 2003, the projects in-process at the time of acquisition had been completed with no material differences in the cost to complete from that originally estimated.

The results of operations for the three months and nine months ended March 31, 2003 include the operations of ViaFone from August 31, 2002. The following unaudited pro forma consolidated results of continuing operations assume the ViaFone acquisition occurred at the beginning of each period presented:

                                                     PRO FORMA (UNAUDITED)       PRO FORMA (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           MARCH 31,                   MARCH 31,
                                                    ----------------------      ----------------------
                                                      2003          2002          2003          2002
                                                    --------      --------      --------      --------
Net revenue from continuing operations ........     $  7,361      $  6,633      $ 20,503      $ 19,772
Loss from continuing operations ...............         (795)       (3,698)       (7,474)      (21,128)

Loss per share from continuing operations:
Basic and diluted .............................     $  (0.06)     $  (0.27)     $  (0.57)     $  (1.56)

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

The following summarizes the results of discontinued operations:

                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                       MARCH 31,                              MARCH 31,
                                                         ------------------------------------   ------------------------------------
                                                           2003         CHANGE         2002       2003         CHANGE         2002
                                                         --------      --------      --------   --------      --------      --------
Net revenue ..........................................   $    520         (8)%       $    563   $  1,143          (42)%     $  1,961
Income from discontinued operations, net of taxes ....   $    147          0 %       $    147   $    316          108%      $    152

In the three months and nine months ended March 31, 2003, our revenue from discontinued operations consisted primarily of revenue from our discontinued infrared hardware business. Although our infrared hardware business was discontinued in the first quarter of fiscal 2003, we continued to see revenue from this business in the second and third quarters as customers continued to place orders. The decrease in net revenue from discontinued operations for the three months and nine months ended March 31, 2003 from the same periods of fiscal 2002 was primarily a result of there being no revenue from our former Singapore subsidiary and no material revenue from our discontinued printing solutions segment in fiscal 2003. Net income from discontinued operations remained flat compared to the third quarter of fiscal 2002 primarily because the decrease in combined net income from our Singapore and printing solutions businesses in fiscal 2003 was offset by an increase in net income from our infrared hardware business. Income from discontinued operations was higher in the nine months ended March 31, 2003 compared to the same period in the prior year due to an increase in net income from our infrared hardware operations in fiscal 2003, as a result of minimizing expenses related to these operations, and because in the same periods of fiscal 2002 the Singapore and printing solutions businesses generated a combined net loss.

We expect revenue from discontinued operations to continue to decrease in future quarters. We expect to continue to generate revenue from our discontinued infrared hardware business for the next quarter.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES

                                                  NINE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                    2003                2002
                                                  -------             -------
Net cash used by operating activities.........    $(2,974)            $(2,590)


Net cash used by operating activities in the nine months ended March 31, 2003 was primarily the result of our net loss, an increase in receivables, and a decrease in deferred revenue and accounts payable and accrued expenses, adjusted for such non-cash items as depreciation, amortization and acquired in-process research and development. Net cash used by operating activities in the nine months ended March 31, 2002 was primarily the result of our net loss, adjusted for such non-cash items as depreciation and amortization, and the result of a decrease in accounts payable, accrued expenses and accrued payroll. These cash outflows were partially offset by a decrease in receivables, prepaid expenses and other assets, and inventories, and an increase in deferred revenue.

Accounts receivable, net of allowance, were $5.8 million and $4.3 million at March 31, 2003 and June 30, 2002 respectively. The increase in accounts receivable at March 31, 2003 is due primarily to an increase in net revenue.

We expect that our accounts receivable will continue to increase in the fourth quarter of fiscal 2003 as a result of an expected increase in net revenues. Accounts receivable may also increase in the future if net revenue from original equipment manufacturers and international customers becomes a higher percentage of our net revenue. Generally, these customers have longer payment cycles than our customers in North America.

NET CASH PROVIDED BY INVESTING ACTIVITIES


                                                  NINE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                    2003                2002
                                                  -------             -------

Net cash provided by investing activities......   $1,193              $   11

Net cash provided by investing activities in the nine months ended March 31, 2003 was primarily the result of completing the acquisition of ViaFone. As part of our effort to control cash and expenses, we did not make a significant investment in property and equipment in the nine months ended March 31, 2003 and March 31, 2002.

We plan to incur aggregate capital expenditures of approximately $225,000 in the fourth quarter of fiscal 2003, primarily for tenant improvements, and approximately $250,000 throughout fiscal 2004, primarily for software, system improvements and personal computers.

NET CASH PROVIDED BY FINANCING ACTIVITIES

                                                  NINE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                    2003                2002
                                                  -------             -------

Net cash provided by financing activities......   $   49              $  614

Net cash provided by financing activities in the nine months ended March 31, 2003 was primarily the result of borrowing $290,000 on our line of credit and proceeds from the issuance of common stock under our stock plans, offset partially by the payments on term debt assumed as part of our acquisition of ViaFone. Net cash provided by financing activities in the nine months ended March 31, 2002 consisted of proceeds from the issuance of common stock under our stock plans.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can access up to $5.0 million of financing in the form of a demand line of credit. Our borrowings under this facility are limited to 75% of eligible accounts receivable, net of current payments due on our long-term debt. Certain of our assets collateralize the line of credit. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. We are in compliance with all covenants. As of March 31, 2003, we had borrowed $290,000 on this line-of-credit. We paid the balance in full in April 2003.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank. We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. We are in compliance with all covenants related to this debt. At March31, 2003, the loan balance was $868,000.

We believe that our existing working capital and borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if Pumatech litigation fees, accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. These sources of liquidity could include borrowing against our line of credit or offering additional equity securities. Additionally, we currently own our facility in Boise, Idaho, debt free. We have leased approximately 13,000 square feet of excess office space in this facility and will continue to look for tenants for the remaining excess space. We may consider a sale/leaseback or mortgage on this facility as an additional source of working capital and liquidity. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of March 31, 2003. As of June 30, 2002, we had forward contracts with a nominal value of $1.9 million in place against the euro and British pound sterling, which matured within 30 days. We recognized a net currency exchange gain of $36,000 for the three months ended March 31, 2003 and a net currency exchange loss of $26,000 for the three months ended March 31, 2002. We recognized net currency exchange losses of $82,000 and $67,000 for the nine months ended March 31, 2003 and 2002, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This new standard requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Adoption of this statement had no material effect on our financial position or results of operations.

Effective January 1, 2003, we adopted the disclosure provisions of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material effect on our financial position or results of operations. Disclosure of our guarantees, indemnifications, and warranties is included in
Note 9 of our financial statements.

Effective January 1, 2003, we adopted the interim disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The transition and annual disclosure requirements are effective for our fiscal year beginning July 1, 2003. We currently plan to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and do not anticipate changing to the fair value method of accounting.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

WE HAVE A RECENT HISTORY OF LOSSES AND MAY CONTINUE TO GENERATE LOSSES IN THE FOURTH QUARTER OF FISCAL 2003 AND IN FISCAL 2004.

Since the third quarter of our fiscal 1999, we have devoted significant financial resources to the research and development of, and marketing and sales for, our mobile information management software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources to product development, to marketing and sales, and to the defense of Pumatech's claims against us . Our ability to reach break-even from operations and our ability to reach profitability and positive cash flow from operations in subsequent periods, will depend on a number of factors, including:

o    our ability to generate sufficient revenue and control expenses;
o buying patterns of our corporate information technology and original equipment manufacturer customers;
o our ability to realize the benefits of the acquisition of ViaFone while minimizing the costs of integrating our business operations and products;
o    changes in customer demand for our products;
o the timing of customer orders, which can be influenced by fiscal year-end buying patterns, seasonal trends or general economic conditions;
o announcements or introductions of new products or services by our competitors;
o the outcome of our dispute with Pumatech, Inc. and the impact of any litigation on our financial and management resources;
o    delays in our development and introduction of new products and services;
o    changes in our pricing policies as a result of increased competition;
o    the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our original equipment manufacturers;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based; o the emergence of new technologies or industry standards;
o normal seasonality that we typically experience in the first quarter of our fiscal year; and
o a shift in the mix of professional services and licensing revenue, which may result in fluctuations in our gross margin.

OUR BUSINESS RELIES ON ENTERPRISES IMPLEMENTING MOBILE APPLICATIONS AND DEVICES AND MAY BE HARMED BY DECLINES IN INFORMATION TECHNOLOGY SPENDING.

The market for our products depends on economic conditions affecting the broader economic climate and spending on information technology, including mobile applications and devices. Downturns in the overall economy may cause enterprises to delay implementation of mobile device and application rollouts, reduce their overall information technology budgets or reduce or cancel orders for our products. Our original equipment manufacturer customers may also limit development of new products that incorporate our products or reduce their level of purchases of our products in the face of slower information technology spending by their customers. We have seen a severe downturn in the worldwide economy, beginning with the events surrounding September 11, 2001. We expect this downturn to continue and are uncertain as to the severity and duration of the downturn. In particular, capital spending in the information technology sector generally has decreased in the past 18 months and many of our customers and potential customers have experienced declines in their revenue and operations. In this environment, customers may experience financial difficulty or cease operations.

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen or continue longer than expected, demand for our products may be reduced as a result of enterprises reducing information technology spending on our products and original equipment manufacturers reducing their use of our products in their own products. As a result, our revenue may fail to grow or decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in additional charges incurred in connection with restructuring or other cost-cutting measures we may implement. For example, in both the first and third quarters of fiscal 2003, we announced restructuring plans to reduce costs and improve operating efficiencies and, as a result, incurred restructuring costs, primarily for severance payments to terminated employees.

WE MAY NOT REALIZE THE BENEFITS OF OUR RECENT ACQUISITION OF VIAFONE, INC.

Whether we realize the benefits of our acquisition of ViaFone will depend on our ability to integrate the people, operations, technology and products of ViaFone in a timely, efficient and effective manner. Integrating ViaFone will be a complex, time-consuming and expensive process and may result in revenue disruption, operational difficulties and diversion of management resources. Successful integration of ViaFone will be affected by the following:

o we may be unable to combine our product offerings and product lines with those of ViaFone quickly and smoothly, resulting in our having to spend additional time or money on integration of products and technology;
o we may be unable to successfully demonstrate the benefits of the combined company's product line to our customers, resulting in delay or deferral of purchasing decisions by our customers;
o
o we may be unable to retain and motivate key employees, resulting in delays and disruptions in integrating ViaFone's operations, products and technology and additional costs associated with recruiting and training replacement employees;
o we may be unable to retain key alliances, resulting in an impairment of our ability to achieve our product development and marketing objectives;
o If we do not successfully integrate ViaFone in a timely, efficient and effective manner, our business, financial condition and results of operations could be adversely affected.

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

We believe that our existing working capital and borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if accounts receivable, Pumatech litigation fees, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. These sources of liquidity could include borrowing against our line of credit, offering additional equity or debt securities, or obtaining a mortgage or pursuing a sale/leaseback of our headquarters building. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of March 31, 2003, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $13.9 million. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize $1.4 million of identifiable intangibles over the next six fiscal years. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Such impairment and any resulting write-off could have a negative impact on our results of operations in the period goodwill or other identifiable intangibles are written off.

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

For instance, on April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech's synchronization software patents are invalid and not infringed by our product. On December 11, 2002, Pumatech filed a second amended complaint, which adds allegations that unspecified synchronization products infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amend our defenses and counterclaims to include this additional patent. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. Discovery and other pretrial proceedings are on-going; trial is currently scheduled for April 2004. We have petitioned for reexamination of three of the Pumatech patents, and Pumatech has sought to reissue a fourth to correct errors in the claims. The U.S. Patent Office has granted our petition to reexamine one of the patents and we are awaiting a determination on the remaining two petitions. We have petitioned for reexamination of three of the Pumatech patents, and Pumatech has sought to reissue a fourth to correct errors in the claims. Litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE.

In the third quarter of fiscal 2003, based on the region where the customer resides, 45% of our revenue was generated from international sales. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

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

WE DEPEND ON NON-EXCLUSIVE LICENSES FOR SOME OF THE TECHNOLOGY WE USE WITH OUR PRODUCTS.

We license technology on a non-exclusive basis from several companies for use with our products and anticipate that we will continue to do so in the future. For example, we license encryption technology that we include in our XTNDConnect Server products. Our inability to continue to license this technology, or to license other technology necessary for use with our products, could result in the loss of, or delays in the inclusion of, important features of our products or result in substantial increases in royalty payments that we would have to pay pursuant to alternative third-party licenses, any of which could harm our business. In addition, the effective implementation of our products depends upon the successful operation of licensed software in conjunction with our products. Any undetected errors in products resulting from this licensed software may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation.

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

A substantially large number of shares of our common stock may be sold into the public market within short time periods at various dates following the close of the merger on August 30, 2002. As a result, our stock price could fall. Of the approximately 2,550,000 shares of Extended Systems common stock issued in connection with this merger (3,000,000 shares less the 450,000 escrow shares returned to us in December 2002), approximately 459,087 shares were immediately available for resale by the former stockholders of ViaFone and 2,090,786 shares of Extended Systems common stock were subject to "lock-up" agreements that restrict the timing of the resale of these shares. Under the lock-up agreements, 819,922 shares were released and available for sale in the public market on February 28, 2003, six months after the closing date of the merger, an additional 819,922 shares will be released and available for sale in the public market on May 31, 2003, nine months after the closing date of the merger and an additional 450,942 shares will be available for sale in the public market on August 31, 2003, 12 months after the closing date of the merger and at anytime thereafter. In comparison, the average daily trading volume of our common stock for the five-day period ending on April 30, 2003 was 132,084. While Rule 145 under the Securities Act may impose some limitations on the amount of shares certain ViaFone stockholders may sell, sales of a large number of newly released shares of Extended Systems common stock could occur that could result in a sharp decline in our stock price.

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

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

Our success depends upon the continuing contributions of our key management, engineering, sales and marketing, and administrative personnel and our ability to attract and retain key personnel. In four of the past seven quarters, we completed restructuring plans that reduced our workforce by a total of approximately 90 employees. Despite these reductions in workforce, we plan to continue to recruit personnel with the specific technical skills that are critical to our business. For example, throughout the remainder of fiscal 2003, we expect to hire additional sales personnel as needed in order to capitalize on market opportunities. However, we might be unable to attract the personnel we need, and we may fail to retain other key personnel. We do not maintain any key-person life insurance policies. The loss of key personnel, or our inability to attract and retain additional personnel, could harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of March31, 2003, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. The success of these hedging activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of March 31, 2003. As of June 30, 2002, we had forward contracts with a nominal value of $1.9 million in place against the euro, and British pound sterling that matured within 30 days.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. On December 11, 2002, Pumatech filed a second amended complaint which adds allegations that unspecified synchronization products infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amend our defenses and counterclaims to include this additional patent. We believe that Pumatech's claims are without merit, and we intend to defend the suit vigorously. Discovery and other pretrial proceedings are on-going; trial is currently scheduled for April, 2004. We have petitioned for reexamination of three of the Pumatech patents, and Pumatech has sought to reissue a fourth to correct errors in the claims. The U.S. Patent Office has granted our petition to reexamine one of the patents and we are awaiting a determination on the remaining two petitions. Litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims against the claims. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.


ITEM 5. OTHER INFORMATION
        -----------------

During our third quarter of fiscal 2003, Charles Jepson was appointed our Vice President of Worldwide Sales and Marketing. In addition, our restructuring of the sales and marketing organization has resulted in the departures of Brad Surkamer, our Vice President of Sales, and Fernando Ruarte, our Vice President of Products. Mr. Jepson has assumed the duties of both Mr. Surkamer and Don Baumgartner, our former Vice President of Worldwide Marketing, who resigned effective January 31, 2003. We have begun a search for Mr. Ruarte's replacement.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(A)  EXHIBITS

     EXHIBIT
     NUMBER    DESCRIPTION

     10.31     Employment Agreement between the Company and Charles W. Jepson
     99.1 Certification of Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(B)  REPORTS ON FORM 8-K

     Not applicable.

ITEMS 2, 3, AND 4 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EXTENDED SYSTEMS INCORPORATED

Dated: May 15, 2003
                               By:             /s/ KARLA K. ROSA
                                   ------------------------------------------
                                                 KARLA K. ROSA
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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


Date: May 15, 2003                     By: /s/ STEVEN D. SIMPSON
                                           ----------------------------
                                           Steven D. Simpson
                                           President and Chief Executive Officer

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


Date: May 15, 2003                     By:  /s/ KARLA K. ROSA
                                            --------------------------
                                            Karla K. Rosa
                                            Vice President and Chief Financial
                                            Officer