Form 10-K
period 2003-06-30
EXTENDED SYSTEMS INC
filed 2003-09-29
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ________ TO ________



                        Commission File Number 000-23597

                          EXTENDED SYSTEMS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                      82-0399670
    -------------------------------                        ----------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

               5777 NORTH MEEKER AVENUE, BOISE, ID            83713
             ---------------------------------------       ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of such stock on December 31, 2002 as reported on the Nasdaq National Market, was approximately $19 million. Shares of common stock held by each officer and director and by each person who own 5% or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 19, 2003, there were 14,037,622 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                    FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.

Item 1.       Business                                                        4

Item 2.       Properties                                                     15

Item 3.       Legal Proceedings                                              15

Item 4.       Submission of Matters to a Vote of Security Holders            16

PART II.

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters                                            16

Item 6.       Selected Financial Data                                        17

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            19

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk     39

Item 8.       Financial Statements and Supplementary Data                    40

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            40

Item 9A.      Controls and Procedures                                        40

PART III.

Item 10.      Directors and Executive Officers of the Registrant             40

Item 11.      Executive Compensation                                         40

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                                 41

Item 13.      Certain Relationships and Related Transactions                 42

Item 14.      Principal Accountant Fees and Services                         42

Item 15.      Controls and Procedures                                        42

PART IV.

Item 16.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                            42

              Signatures                                                     69

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-K, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO US, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q TO BE FILED IN FISCAL 2004. ALL PERIOD REFERENCES ARE TO OUR FISCAL YEARS ENDED JUNE 30, 2004, 2003, 2002 AND 2001, UNLESS OTHERWISE INDICATED.


                                     PART I

ITEM 1. BUSINESS

OVERVIEW
--------

Founded in 1984, we are a corporation incorporated under the laws of the state of Delaware with our headquarters located in Boise, Idaho. Our Internet website address is HTTP://WWW.EXTENDEDSYSTEMS.COM. On the "Investor Relations" section of our website, we post links to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (SEC): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. Information on our website does not constitute a part of this Annual Report on Form 10-K.

We provide mobile information management products designed to enhance enterprise productivity and increase enterprise competitiveness. Enterprise organizations and their employees are increasingly relying on mobile devices to access time-sensitive and critical information and enable personal information management, enterprise automation and mobile workforce management. Our mobile information management products empower users to access, collect, synchronize, and push information on demand from various locations and from a variety of devices. These devices include mobile phones, pagers and personal digital assistants, which operate using the Palm OS, Windows CE, PocketPC, Symbian OS, and RIM-based device platforms.

Our mobile information management products feature:

o software that enables data synchronization, device management, real-time access to data and pro-active "push" of data to a mobile device;
o mobile application development platforms and tools for building custom mobile applications;
o mobile application modules for sales, service and pharmaceutical professionals that connect to back-end enterprise applications;
o short range wireless connectivity technology based on Bluetooth and Infrared Data Association standards; and
o embedded client/server relational database management systems (RDBMS) for stand-alone, networked, Internet and mobile database applications.

We design our products and technologies to provide innovative, reliable and cost-effective mobile computing to enterprises, users, manufacturers of mobile devices, application developers and telecommunications service providers. Our products enable:

o users to synchronize information between mobile devices and personal computers or enterprise systems for offline access of enterprise data such as email, calendar, and mission-critical database information;
o users to proactively push information from an enterprise system to a mobile device via a wireless connection;
o users to access enterprise information from a mobile device on a real-time online basis;
o users and enterprises to increase their efficiency and productivity by using their mobile devices for a variety of new tasks;
o device manufacturers and application developers to design products to better meet the needs of enterprises and users; and
o telecommunications service providers to enhance their revenue opportunities.

We have relationships with or sell our products to leading mobile communications and computing companies and corporate enterprises, including 3Com, Avaya, Bell Mobility, British Airways, DaimlerChrysler, EDS, Ericsson, Goldman Sachs, Hewlett-Packard, IBM, Intel, Janssen-Cilag, Microsoft, Motorola, O2, Palm, RIM, Sharp, Siemens T-Mobile, and UBS Warburg.

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

Enterprises seek to evolve their business by investing in solutions that leverage existing infrastructure, increase employee productivity, maintain corporate data security and deliver a clear return on investment. As a result, mobile devices are being used for:

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

Unfortunately, providing flexible information access has historically been a cumbersome and expensive proposition and typically required that users make a wired connection to the network wherever and whenever they required access. In addition, with the increased use of mobile devices, many users currently must employ several devices simultaneously. Although they all may require access to the same information, these devices often run applications on separate platforms. For example, a mobile worker using a laptop for corporate e-mail may also use a personal digital assistant with personal contact information, and a mobile phone with an embedded directory, each of which functions with different operating systems, platforms and data delivery formats. To facilitate user productivity, this information must be pushed, synchronized, accessed and managed across devices and applications. Thus, users require simple, secure tools to access, collect, synchronize, and push information.

Enterprises, users, device manufacturers, application developers and service providers require solutions that provide secure, wireless data delivery and connectivity between disparate mobile devices and between mobile devices and the application information which resides on personal computers or the enterprise network. Ideally, this type of solution should:

o provide cost-effective and seamless access to information regardless of location;
o    implement end-to-end security to ensure corporate data remains protected;
o increase user productivity by connecting a variety of mobile devices to access and manage information;
o enable device manufacturers and application developers to enhance the value and usability of their devices and applications, facilitating greater market acceptance and increased use; and
o allow telecommunications service providers to take advantage of data communication capabilities to drive increased usage and user loyalty.

OUR SOLUTION
------------

We design, develop, sell and support mobile infrastructure software that securely and efficiently extends enterprise applications to mobile and wireless environments. Our software includes mobile data management and wireless connectivity solutions. We have designed our products to:

o ENABLE MOBILE DATA MANAGEMENT. Our mobile data management products enable enterprises and users to access, synchronize and manage information between mobile devices and personal computers or enterprise networks. We believe enterprises can reduce their initial capital investment in computer hardware and software and their network administrative costs by using our technology to deploy applications on mobile devices. Using our products, users can manage information between their mobile devices and personal computers; enterprise groupware applications, such as Microsoft Exchange and Lotus Domino; enterprise applications, such as Siebel and SAP; or enterprise databases via LDAP, JDBC, XML data sources, and ODBC or OLEDB-compliant database connectors. In addition, enterprises can securely and efficiently deploy and manage a variety of mobile devices and extend their applications and databases across a distributed network and over the Internet.
o INCREASE PRODUCTIVITY AND USABILITY OF MOBILE DEVICES. Our mobile information management products improve the management of information and applications and provide convenient, wireless connectivity. These products enable users to share data and information between their mobile devices while accessing information from the Internet, personal computers or enterprise networks on demand. Enterprises can utilize devices to extend their network applications cost-effectively to other applications. We believe our mobile information management products help mobile users and enterprises increase their productivity by using mobile devices for a variety of new tasks, thereby increasing their use of these devices.
o INCREASE VALUE AND USAGE OF MOBILE DEVICES AND COMMUNICATIONS SERVICES. Our platforms and technologies provide the tools to enable device manufacturers and application developers to design and enhance products to meet the needs of both enterprises and users. Because our technology enables cost-effective communication and the ability to easily manage many disparate devices, we believe device manufacturers and application developers are able to increase the value of the products they sell, thereby encouraging increased adoption of those products. In addition, we believe the increased adoption of mobile devices will, in turn, drive increased usage of and loyalty to providers of mobile communications services, thereby increasing service providers' revenue opportunities and minimizing their costs.
o ENABLE WIRELESS CONNECTIVITY. Our products facilitate enterprise automation and effective mobile workforce management by providing wireless connectivity between disparate mobile devices and between mobile devices and personal computers or enterprise networks. Our products enable mobile workers to access networks or peripherals within enterprise facilities and enable enterprises to extend applications to users beyond the network environment and over the Internet, without physical connections.

OUR STRATEGY
------------

Our objective is to become the leading provider of mobile solutions for the enterprise. In order to achieve our objective, we have adopted the following strategies:

o We will continue to develop and maintain a broad array of mobile information management products, technologies and services that demonstrate our technical excellence. We are committed to building and maintaining a full range of mobile products, technologies, and services that address the data management and wireless connectivity needs of enterprises and users across a broad range of mobile devices and communications protocols.

o We will focus resources on building customer intimacy with top enterprise customers. We have invested substantial resources to develop our worldwide marketing, sales and support infrastructure. Although our products are appropriate for enterprises of all sizes, we believe large multi-national enterprises are the most lucrative market for our products. We intend to continue to focus resources to sell to large enterprises and to international markets that are adopting the use of mobile communications most rapidly.

o We will demonstrate industry leadership by continuing to leverage alliances with leading mobile device manufacturers and applications developers. We believe it is critical to focus on continuing to demonstrate industry leadership through alliance validation. We maintain relationships with leading hardware and software vendors, including Ericsson, Hewlett-Packard, Motorola and Siemens. We believe that these relationships will enable us to develop leading-edge products and technology and influence the development of new platforms and protocols.

o We will continue to acquire and integrate complementary businesses and technologies into our mobile strategy. In order to broaden our product offering and extend our distribution channels, we have in the past and intend in the future to pursue acquisitions of, and investments in, companies with complementary products, technologies or distribution networks.

OUR PRODUCTS
------------

Our mobile information management segment includes mobile data management and wireless connectivity software solutions.

MOBILE DATA MANAGEMENT SOLUTIONS
--------------------------------

MOBILE GROUPWARE SOLUTIONS

Our mobile groupware solutions offer organization-wide mobility of existing groupware and support systems.

ONEBRIDGE MOBILE GROUPWARE (formerly known as XTNDConnect Server) is a platform independent server-based information synchronization and management solution for the enterprise. It delivers e-mail and PIM (calendar, contacts, tasks) data to mobile workers when and where they need it regardless of the device used, the connection method or the groupware application. OneBridge Mobile Groupware provides users the option to proactively "push" data to their device, access information online in real-time, or synchronize data offline. At the same time, OneBridge Mobile Groupware provides enterprise IT managers advanced deployment tools, robust device management and reporting tools, and secure delivery of data in both wired and wireless environments.

XTNDCONNECT PC is a flexible desktop-based solution that enables individual mobile users to synchronize and manage contacts, calendars, tasks, e-mail, and notes between their mobile device and popular personal computer applications. Synchronization is supported between a desktop or laptop computer and Windows CE, Pocket PC, Palm O/S, Casio Pocket Viewer mobile devices and selected mobile phones from Sony Ericsson and Siemens.

XTNDCONNECT PC PIM SDK is a software development kit that provides enterprises and internet service providers with an efficient way to add reliable synchronization capabilities to their Internet portal or other application using our XTNDConnect PC technology.

MOBILE SOLUTIONS PLATFORM AND TOOLS

Our OneBridge Mobile Solutions Platform provides the foundation upon which enterprise applications can be extended to mobile workers. Our platform can be deployed to most popular devices, accessed by most back-end enterprise system and provides the ability to build mobile applications using the development environment of choice. This comprehensive platform was designed so that enterprises can leverage their existing security protocols and preferences, scale the use of the platform to respond to changes within the organization, and utilize mobile devices already deployed in the field.

Our platform architecture offers a range of tools for both sophisticated and less technical application designers and addresses data synchronization, cross-platform APIs, online/offline transaction support, and real-time, browser-based solutions for continuous connectivity. It also offers advanced connectivity into various enterprise servers such as Siebel, SAP, TIBCO, MS SQL Server, Oracle and others allowing any existing system to be extended to a mobile computer.

ONEBRIDGE MOBILE DATA SUITE gives developers the power to easily extend enterprise applications to mobile workers. It provides seamless integration and easy deployment of existing or custom database applications, synchronization of the data between the server and mobile device and automatically addresses issues of encryption, authenticated access, data sharing, and support. Advanced APIs offer programmers a number of options for synchronizing data, accessing remote objects, executing transactions, and more generally, greater flexibility to extend business processes to mobile applications.

ONEBRIDGE PRESENTATION SERVER offers developers a complete system for developing and deploying mobile, browser-based applications. The solutions developed with OneBridge Presentation Server allow users to access business applications from kiosks, hotel web portals, mobile computers, and even mobile phones. Developers have the ability to design the application with OneBridge Designer. OneBridge Presentation Server, then, will automatically format the application appropriately when a device connects to ensure that the user gets the optimum experience on whatever device or connection is used resulting in broader device support and better user acceptance of the solution.

MOBILE BUSINESS SOLUTIONS

Extended Systems offers a suite of mobile business application modules that give customers the ability to extend a variety of off-the-shelf and existing mission-critical enterprise applications to mobile workers. These pre-built application modules provide the conduit from our mobile solutions platform to an enterprise's sales force automation (SFA), customer relationship management
(CRM) and enterprise resource planning (ERP) applications.

BUSINESS SOLUTIONS FOR SALES allows an enterprise's sales team using phones or handheld devices to manage contacts, opportunities, sales orders, and to update forecasting information while leveraging existing SFA, ERP, and other enterprise solutions in the field.

BUSINESS SOLUTIONS FOR PHARMACEUTICALS is designed specifically for sales associates within the pharmaceutical and related industries, that allows sales associates to review and edit practitioner and institution information, plan and report on their visits with target physicians, share clinical studies, track samples, and even submit expense reports and timesheets during downtime between appointments.

BUSINESS SOLUTIONS FOR FIELD SERVICE gives field technicians the ability manage work orders, schedule appointments, prepare for service calls en route, retrieve and update spare parts inventories, and gather customer information and electronic signatures whenever and wherever they need it.

ADVANTAGE

ADVANTAGE DATABASE SERVER is a scalable, high performance client/server relational database management system for networked, stand-alone, mobile and Internet database applications. It allows developers the flexibility to combine powerful SQL statements and relational data access methods with the performance and control of navigational commands.

ADVANTAGE LOCAL SERVER is a non-client/server solution for accessing data located on local drives as well as computers on the network that are not running the Advantage Database Server. It allows both single-user and multiple-user access to data files.

ADVANTAGE REPLICATION allows Advantage Database Server customers to maintain identical database information at distributed locations or easily create a briefcase mode via use of our OneBridge Mobile Groupware (formerly XTNDConnect Server).

Advantage client solutions and development tools are native and seamless in their integration into existing applications allowing replacement of existing database drivers with fully compatible Advantage drivers. Advantage clients allow for quick and easy development of new applications in a wide variety of development environments.

WIRELESS CONNECTIVITY PRODUCT SOLUTIONS
---------------------------------------

Our wireless connectivity product solutions permit users to wirelessly connect and exchange data using either Bluetooth short-range radio frequency or IrDA (Infrared Data Association) infrared technology, thereby creating easy to use wireless connections.

We have developed a complete suite of embedded software development kits (SDKs) for use by device manufacturers including handset and PDA manufacturers, original equipment manufacturers (OEM), original design manufacturers (ODM) and contract electronics manufacturers (CEM). Our Bluetooth, IrDA (including IrFM Financial Messaging), and SyncML protocols help manufacturers streamline the development process and rapidly integrate wireless connectivity and synchronization into mobile phones, PDAs and other mobile devices as well as Microsoft PCs.

We have also developed stand-alone testing systems for IrDA enabled devices. Our XTNDAccess IrDA Test Suite is the first and only qualified test tool for infrared for financial messaging (IrFM). IrFM is a specification that defines the exchange of financial payment and transaction information between mobile devices and point-of-sale (POS) terminals. All IrFM products are required to pass this test suite in order to obtain certification.

XNTDACCESS FOR IRDA is a complete infrared software development kit that provides an efficient way to add reliable IrDA-compliant communications to embedded devices. The XTNDAccess IrFM SDK we have developed is an add-on to the XTNDAccess IrDA SDK and provides the source code, tools and documentation required to implement IrFM on a Personal Trusted Device (PTD) or a POS terminal. It allows applications to perform a full array of financial messaging transactions by the IrFM Point and Pay Profile.

XTNDACCESS FOR BLUETOOTH provides an efficient way to add reliable Bluetooth radio communications to embedded devices. This software development kit is on the Bluetooth Qualified Product List and is certified for Object Push, File Transfer, Dial-up Networking, LAN Access, FAX and Cordless.

XTNDACCESS FOR SYNCML is a client toolkit that enables developers to implement the SyncML synchronization protocol for a wide range of embedded devices. It is certified compliant by the SyncML Initiative.

OUR TECHNOLOGY
--------------

We focus our technology development efforts on mobile data management software and wireless connectivity software. Important technology features of our products are described below.

MOBILE DATA MANAGEMENT SOFTWARE TECHNOLOGIES:

ONEBRIDGE MOBILE GROUPWARE (FORMERLY XTNDCONNECT SERVER). Our technology allows the update and exchange of data with enterprise server applications such as Microsoft Exchange, Lotus Notes and any databases accessible via ADO (OLE DB), ODBC or via our custom SDK, and helps system administrators manage mobile devices with IT application deployment, backup, restore, installation, configuration and reporting. Technological features of OneBridge Mobile Groupware meet the following needs of IT organizations:

o management and configuration of users and mobile devices using our administration program, which supports Microsoft Management Console plug-in technology for remote monitoring;
o customized synchronization using enhanced filtering technologies, which is particularly useful for synchronization using wireless protocols such as Mobitex, GSM, GPRS, CDMA, CDPD, 1XRTT, 3G, or iMode;
o advanced security implementing elliptical curve encryption technologies that permit highly-secure connections, while consuming minimal bandwidth and battery power on the mobile device;
o broad communications options enabling any wired, wireless or cellular connection, including physical or wireless TCP/IP, GSM, CDMA, iDEN, Internet, PPP, cradle, IrDA or Bluetooth; and
o support for Microsoft Exchange, Lotus Notes or any database accessible via ADO (OLE DB), ODBC or via our custom SDK, custom plug-ins to support proprietary applications and our proprietary replication wizard for synchronization of database records.

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

ONEBRIDGE MOBILE DATA SUITE. OneBridge Mobile Data Suite is an out-of-the-box database synchronization solution that gives IT administrators the power to easily extend custom mobile applications out to mobile device users. It supports all popular server and device databases. Technological features include:

o seamless connectivity to any server database accessible via ADO (OLE DB) or ODBC;
o    end-to-end encryption to ensure corporate data remains protected;
o    field-level synchronization reconciliation and priority;
o    GUI-based extensive field mapping including data type translation;
o    call-back functions to plug into business logic;

o support for authentication standards already in place at an enterprise, allowing IT administrators to maintain their existing security infrastructure; and
o device management functionality, such as backup and restore, file rename and delete, registry key modification, device information gathering and allowing IT administrators to set up the necessary actions to automatically deploy and configure applications.

ONEBRIDGE PRESENTATION SERVER. OneBridge Presentation Server is a server-based, enterprise-class platform that adheres to mainstream industry standards including Java, XML, XSL, VoiceXML and Open API framework to extend applications to most mobile handheld devices. The multi-tier architecture of the platform scales easily and securely on various configurations of enterprise IT systems, as well as to existing and emerging mobile device technology, and allows for a distributed-network configuration with load-balancing capabilities. Secure connections are supported through a variety of standard security protocols, including SSL, VPN and WTLS, as well as a number of third-party security solutions. Users can be authenticated based on a number of parameters and global login capabilities enable authenticated users to access different enterprise applications without having to log into each one individually. The platform supports most wireless handheld devices, whether online or offline, with dynamic application rendering for mobile and smart phones, Pocket PC and Palm OS personal digital assistants (PDAs) and RIM pagers. In addition, the universal device library maintains specific details of each device interface and tailors the presentation behavior of any application running on the platform. A full spectrum of alerting capabilities, including e-mail, WAP alerts, SMS, voice outbound calls and others are supported.

MOBILE BUSINESS SOLUTIONS PRODUCTS. The underlying foundation for our Mobile Business Solutions products is our Mobile Solutions Platform, with pre-built connectors that seamlessly integrate with enterprise's existing systems. These products contain a complete set of customization tools that make it easy to tailor our applications to suit an enterprise's specific integration, user interface, and workflow requirements.

ADVANTAGE DATABASE SERVER. We have developed algorithms for burst-mode transmission of data records across the LAN or WAN. Advantage Database Server has an advanced filter optimization engine, enhanced locking algorithms and support for a wide variety of communications protocols. Its transaction processing engine is subject to a patent that we hold.

WIRELESS CONNECTIVITY SOFTWARE TECHNOLOGIES:

XNTDACCESS FOR IRDA. We helped create the IrDA standard and continue to offer the most complete IrDA software development kits and test tools available on the market. The majority of IrDA devices on the market today were developed using our development tools. More than 200 companies have used the XTNDAccess IrDA SDK to build IrDA into mobile phones, PDAs, printers, medical and industrial equipment, vending machines, and numerous other devices.

The XTNDAccess IrFM SDK we have developed is an add-on to the XTNDAccess IrDA SDK and provides the source code, tools and documentation required to implement IrFM on a Personal Trusted Device (PTD) or a POS terminal. It allows applications to perform a full array of financial messaging transactions using the IrFM Point and Pay Profile.

XTNDACCESS FOR BLUETOOTH. Bluetooth radio communication technology allows multiple wireless connections over distances of up to 10 meters. It is used primarily by mobile devices that require long battery life and the ability to transfer data or connect to other devices or PCs. With its small memory footprint, easy portability and complete functionality, we believe the XTNDAccess Blue SDK is one of the market's first and best Bluetooth development kits for mobile devices such as personal digital assistants, pagers, MP3 players cameras and mobile phones as well as automobile hands-free, printer and medical device implementations. The XTNDAccess Blue SDK is compatible with virtually all embedded operating systems and can be used in systems with no operating system at all.

XTNDACCESS FOR SYNCML. Our XTNDAccess SyncML SDK is a client toolkit that enables developers to implement the SyncML synchronization protocol for a wide range of embedded devices. Designed for client devices such as cell phones, smart phones, and personal digital assistants, the kit provides a complete set of tools including portable source code, easy-to-use APIs and comprehensive documentation. The XTNDAccess SyncML SDK is designed to ensure immediate support for XTNDConnect PC and OneBridge Mobile Groupware as well as other SyncML compliant synchronization servers.

RESEARCH AND DEVELOPMENT
------------------------

As of June 30, 2003, we had 62 full-time equivalent employees devoted to our research and development activities, primarily at our facilities in Boise, Idaho; Bristol, England; and Toronto, Canada. We believe our success depends upon our ability to develop and introduce new products and enhance existing products, allowing us to offer our customers products that achieve increasing levels of capability, performance and reliability. Our research and development efforts are currently focused on: o mobile server platforms; o mobile transactions via synchronization, push and real-time technologies; o mobile device management; o mobile applications; o secure information transfer; o thick and thin-client support for mobile devices; and o short-range wireless technologies. During fiscal 2003, 2002 and 2001, research and development expenses from continuing operations were $7.2 million, $10.0 million and $12.4 million, respectively, representing 26%, 45% and 46%, respectively, of our net revenue from continuing operations. In connection with our acquisition of ViaFone in August 2002, we incurred an in-process research and development charge of $430,000 in fiscal 2003. We anticipate that we will continue to commit substantial resources to research and development in the future. We will continue to add specific development expertise, as needed, through our recruiting and hiring efforts, as well as through continued acquisitions of engineering-oriented technology companies.

MARKETING AND SALES
-------------------

As of June 30, 2003, we had an in-house marketing and sales staff of 80 full-time equivalent employees, who are largely responsible for generating end-user demand for our products by soliciting prospective customers, providing technical advice with respect to our products and working with distributors and original equipment manufacturers to sell our products. We conduct our marketing and sales activities primarily from our offices in Boise, Idaho and our international offices in Canada, France, Germany, the Netherlands, and the United Kingdom. In addition, we supplement our direct marketing and sales organization with our indirect channel. We have distributor relationships in Asia, Europe and South America.

SERVICE AND SUPPORT
-------------------

As of June 30, 2003, we had 20 full-time equivalent personnel in our professional services group located primarily in Toronto, Canada; Bristol, England and Boise, Idaho. Our professional services personnel are committed to providing customers with the solutions and skills necessary to develop a thorough, proven mobile strategy within their organization and they are able to assist customers in all stages of the mobile application development life cycle, from initial analysis through delivery. We provide business analysis, strategy planning, design and development, testing, solutions deployment, and maintenance and on-going management services.

At June 30, 2003 we had 31 full-time equivalent support personnel primarily at our offices in Boise, Idaho; Bristol, England; and Herrenberg, Germany. We believe that service and support are critical components of customer satisfaction and the success of our business. Our commitment to service and support enables us to interact regularly with our customers' network administrators and to identify and respond to their needs on an ongoing basis. We offer a wide range of customer support services under our ExtendAssist Program. This program includes a technical support hotline to provide a range of telephone support to our customers through a toll-free number. In addition, we maintain a technical support group comprised of engineers and technicians, 24-hour automated support, and an on-line bulletin board, which contains in-depth technical information. Through ExtendAssist, our engineering staff provides technical support through e-mail. We also provide on-line services to distribute technical advice and software updates. In addition to our internal support, our independent distributors provide some service and support to customers.

COMPETITION
-----------

The markets for our products are rapidly evolving and intensely competitive. Further, the markets for our mobile data management and wireless connectivity product solutions are relatively new and characterized by frequent product introductions, changing protocols and rapidly developing technology. As mobile devices continue to grow in power and usage and become a major component of enterprise information management, we expect new competitors to enter these markets and existing competitors to expend increasing resources to develop mobile data management and universal wireless product solutions. As a result, we expect competition in these markets to intensify.

MOBILE DATA MANAGEMENT SOLUTIONS
--------------------------------

MOBILE GROUPWARE SOLUTIONS

Our mobile groupware solutions compete primarily with products offered by Aether Systems, iAnywhere (a division of Sybase), IBM, Infowave, JP Mobile, Pumatech, RIM, and Synchrologic. We believe that the primary competitive factors for these products are:

o the ability to support a broad range of mobile device platforms and multiple modes of synchronization such as push and browse;
o    support for both Exchange and Domino; and
o    speed and security of synchronization.

MOBILE SOLUTIONS PLATFORMS AND TOOLS

Our mobile solutions platforms and tools compete primarily with products offered by Everypath, iAnyware, Microsoft and Oracle. We believe that the primary competitive factors for these products are:

o the ability to support a broad range of mobile device platforms and multiple modes of synchronization such as push and browse;
o our ability to combine both groupware, device management, security and mobile applications in a single platform;
o our ability to quickly and easily extend enterprise platforms, such as SAP, Siebel, Oracle and DB2data, and applications to mobile devices; and
o    our experience in the vertical market segment.

MOBILE BUSINESS SOLUTIONS

Our mobile business solutions compete primarily with products offered by Aether Systems, Dexterra, Telispark and other development companies. We believe that our primary competitive factors for these products are:

o the ability to support a broad range of mobile device platforms and multiple modes of synchronization such as push and browse;
o our ability to combine both groupware, device management, security and mobile applications in a single platform;
o our ability to quickly and easily extend enterprise platforms, such as SAP, Siebel, Oracle and DB2data, and applications to mobile devices; and
o    our experience in the vertical market segment.

ADVANTAGE

Our client/server database products compete primarily with products offered by Microsoft, through its SQL Server product, Interbase, Pervasive Software and Oracle, through its Oracle Lite server product. We believe that the primary competitive factors for these products are:

o    ease of integration into developers' applications;
o    ease of use without a database administrator;
o    speed;
o    reliability; and
o    scalability, or the ability to increase the number of client users.

WIRELESS CONNECTIVITY PRODUCT SOLUTIONS
---------------------------------------

Our wireless connectivity product solutions compete primarily with in-house development and products offered by IVT Corporation, Open Interface and Widcomm. We believe that the primary competitive factors for these products are:

o the ability to support a broad range of user profiles and mobile device platforms;
o    interoperability between mobile devices;
o    easy porting to any device platform; and
o    on going support for the latest industry specifications.

INTELLECTUAL PROPERTY
---------------------

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

We own 26 registered trademarks. We cannot assure you that any of our current or future trademark applications will be approved. Even if these applications are approved, any trademarks may be successfully challenged by others or invalidated. There may be third parties using names similar to ours of which we are unaware. If our trademark applications are not approved or if our trademarks are invalidated because of prior third-party registrations, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all.

We have been issued 14 patents, of which one expires in 2007 and 13 expire in 2010 and beyond. We also have 16 patents pending. We cannot assure you that any of our current or future patent applications will be granted. Any of our patents may be challenged, invalidated or circumvented and the rights granted under any of our patents may not provide competitive advantages to us. If a blocking patent is issued in the future to a third party, and we are not able to distinguish our technologies, processes or methods from those covered under the patent, we may need to either obtain a license or develop noninfringing technologies, processes or methods with respect to that patent. We may not be able to obtain a license on commercially reasonable terms, if at all, or design around the patent, which could impair our ability to sell our products. Any proprietary rights with respect to our technologies may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Other persons may claim that our technologies, processes or methods infringe their patents. These claims may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from selling some of our products, which would substantially harm our business.

EMPLOYEES
---------

As of June 30, 2003 we had 221 employees and 216 full-time equivalent employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement with respect to his or her employment with us. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS
------------------
Our executive officers as of August 31, 2003 are as follows:

NAME                      AGE    POSITION
----                      ---    --------
Charles  W. Jepson......   57    Chief Executive Officer and President
Karla K. Rosa...........   40    Vice President of Finance, Chief Financial
                                 Officer and Corporate Secretary
Kerrin Pease............   52    Vice President of Research and Development
Nigel S. Doust..........   47    Vice President of Europe, Middle East and
                                 Africa (EMEA)
Mark A. Willnerd........   38    Vice President of Business Development


CHARLES W. JEPSON was named as our Chief Executive Officer and President in August 2003. From February 2003 to August 2003, Mr. Jepson served as Vice President of Sales and Marketing. He served as a member of our board of directors from September 2001 to July 2003. Prior to joining us, Mr. Jepson was the Chairman, President and CEO of Diligent Software Systems, a provider of e-procurement software. From June 2000 to July 2001, he was the Senior

Vice President of North American Field Operations at eGain Communications, a provider of customer service software. From March 1998 to June 2000, Mr. Jepson was the President and Chief Executive Officer of Inference Corporation, which was acquired by eGain in June 2000. From June 1997 to March 1998, Mr. Jepson was an independent consultant to small technology companies. From March 1992 to May 1997, he was the President and Chief Executive Officer of Interlink Computer Sciences.

KARLA K. ROSA has served as Vice President of Finance since December 1997 and as Chief Financial Officer since April 1996. She was appointed to serve as our Corporate Secretary in April 2003. From January 1996 to April 1996, Ms. Rosa was Assistant Controller, from April 1992 to January 1996, Ms. Rosa was Treasury Manager and from December 1991 to April 1996, Ms. Rosa was Tax Director. Prior to joining us, Ms. Rosa was a manager in the Los Angeles and Boise offices of Arthur Andersen & Co. Ms. Rosa is a Certified Public Accountant. Shereceived her B.S. in accounting from Utah State University.

KERRIN PEASE has served as Vice President of Worldwide Research and Development since November 2001. From 1999 to 2001, Mr. Pease served as Vice President, Consulting and Development Americas, for GEAC Computer Corporation Limited, a global provider of enterprise requirements planning (ERP) software and services. From 1997 to 1999, Mr. Pease was Vice President, Consulting for Johnson Brown Associates (JBA) International, a global provider of ERP software services, where he managed large computer software research and development teams located in the United States, United Kingdom, Ireland, Canada and Sri Lanka. Mr. Pease held various other positions with JBA from 1987 to 1997, including Product Development Director, Operations Director UK/Europe and Regional Business Manager. From 1980 to 1987, Mr. Pease served as Operations Manager for Information Processing Services, a company that developed ERP products. Mr. Pease holds a bachelor's degree in Computer Science from Trinity College and University.

NIGEL S. DOUST has served as Vice President of EMEA since April 2003. Prior to joining the company, Mr. Doust served as Vice President, International for Diligent Software Systems, an enterprise software company specializing in providing solutions to enhance and accelerate a company's strategic sourcing process. From 1999 to2001, Mr. Doust served in the VP EMEA role for eGain Communications, a world-leader in web-based enterprise software solutions, following a time as Customer Service Director from 1998 to1999. His management experience includes roles as Divisional Manager, Business Group Manager, and Technical Manager during his tenure with Tangent International, a System Integrator with vertical markets in the technology and TelCo sectors. Mr. Doust's background also encompasses 14 years of consulting engagements and programming positions, including stints with Shell Chemicals and AGS Computers Inc.

MARK A. WILLNERD was appointed our Vice President of Business Development in September 2002. Prior to his appointment, he held the position of Business Development Director from June 2001 to August 2002. From August 1998 to May 2001 he was Alliance and Product Manager for our MIM products and from April 1995 to August 1998 he was Future Product Manager for our mobile connectivity products. Since joining us in July 1989, Mr. Willnerd has also held various other marketing positions. He earned a B.S. in Electrical Engineering from the University of Wyoming.

SIGNIFICANT EVENTS
------------------

On September 3, 2003, we entered into a definitive agreement with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. We closed the transaction on September 26, 2003. The sale price of the building and land was $4.8 million. We received approximately $4.6 million in net cash proceeds after deducting fees related to the transaction and entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs. We have a 10-year option to repurchase the building at a price of $5.1 million. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases," the sale-and-leaseback will be recorded as a financing transaction and will be reflected as long-term debt on our balance sheet for our quarter ending September 30, 2003.

On September 2, 2003, we entered into a definitive agreement with Brighton Investments, LLC for the sale of approximately 16 acres of excess land adjacent to our headquarters building in Boise, Idaho. Upon closing, we expect to receive approximately $1.5 million in net cash proceeds after deducting fees related to the transaction. We expect to report a gain of approximately $1.0 million on the sale. We expect the transaction to close in the second quarter of fiscal 2004 subject to the satisfaction of customary closing conditions.

On August 19, 2003, Steven Simpson, our former President and Chief Executive Officer, resigned from the company. In addition, we expect to complete a workforce reduction of approximately 10 employees in the first quarter of fiscal 2004. As a result, we expect to record a restructuring charge of approximately $1.2 million in the first quarter of fiscal

2004, consisting primarily of severance costs related to the resignation and workforce reduction. The restructuring charge reflects approximately $450,000 in non-cash compensation resulting from accelerated vesting of employee stock options. Of the remaining $750,000, $300,000 is expected to be paid prior to the end of September and $450,000,including $350,000 of severance payable to Mr. Simpson, will be paid over the next 14 months. The company expects an operating expense decrease of approximately $300,000 per quarter as a result of the restructuring that will be completed in the first quarter of fiscal 2004.

In the first quarter of fiscal 2003, we adopted a formal plan to exit our infrared hardware business as a result of an expected decline in sales of these products and our desire to increase our focus on our core software businesses. Throughout the year we continued to see revenue from this business as customers placed final orders. As of June 30, 2003, the business had been successfully wound-down, we have stopped accepting new orders and we are shipping final orders.

ITEM 2. PROPERTIES

We lease our corporate headquarters in Boise, Idaho, which consists of approximately 100,000 square feet of space located on approximately eight acres of land. We use our headquarters facility for research and development, marketing and sales, customer support, professional services and administration. We also lease sales, support, professional services and development offices throughout the United States, Canada and Europe. These leases expire at varying dates through 2013 and some include renewals at our option. We currently have approximately 52,000 square feet of unused space at our headquarters facility, which we sublease to third parties or have available for lease. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

We entered into a definitive agreement for the sale-and-leaseback of our headquarters facility on September 3, 2003 which closed on September 26, 2003. We also entered into a definitive agreement for the sale of approximately 16 acres of excess land adjacent to our headquarters building on September 2, 2003. For additional information on these agreements, please refer to the "Significant Events" heading under Item 1 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. On December 11, 2002, Pumatech filed a second amended complaint, which adds allegations that unspecified synchronization products infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amend our defenses and counterclaims to include this additional patent. On August 1, 2003 the Honorable Judge D. Lowell Jensen, United States District Judge, issued his Claims Construction Ruling on the interpretation, definition, and scope of the claims in the suit. We believe that the Court's ruling has significantly narrowed claims in five of the Pumatech patents. The Court also ruled that it could not correct an error that appears in all asserted claims of Pumatech's '676 patent. This error must be corrected in reissue proceedings in the Patent Office. Until the Patent Office issues corrected claims, no synchronization software can infringe the '676 patent, and it is unlikely that such a correction would have any retroactive effect. As a result, if any of our products are ultimately held to be infringing this patent, it is unlikely that Pumatech would be entitled to damages for any period prior to the reissue date. We have petitioned the U.S. Patent Office for reexamination of three of the Pumatech patents. The Patent Office has issued an Office Action for each of the three patents rejecting all Pumatech patent claims over the prior art for two of the patents and rejecting all claims on which we requested reexamination for the other patent. As a result of the reexamination process, we expect the patents to be significantly narrowed or rejected by the Patent Office in their entirety. If the patents are amended and reissued, and we are ultimately held to be infringing one of the reissued patents, it is unlikely that Pumatech would be entitled to damages for any period preceding the reissue date. Discovery and other pretrial proceedings are on going; trial is currently scheduled for April 2004.

We believe that we have numerous meritorious defenses to Pumatech's claims and we intend to continue to defend the suit vigorously. However, litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims. If Pumatech prevails in one or more of its claims, we could be required to pay substantial damages for past sales of infringing products, to cease selling specific of our server or desktop synchronization products that are held to infringe a Pumatech patent, to pay royalties on the sales of specific products that are held to infringe a Pumatech patent, or some combination of these results. We may also incur significant development costs to redesign certain of our products to ensure that they are non-infringing. Any of such outcomes could have a material adverse effect on our business and financial position. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "XTND". The following table sets forth the high and low sales prices of our common stock, based on the last daily sale, in each of our last eight fiscal quarters:

                                                            HIGH         LOW
                                                          ----------------------
FISCAL YEAR 2003
      Fourth Quarter, ended June 30, 2003.............    $    4.85   $    1.61
      Third Quarter, ended March 31, 2003.............         2.00        1.30
      Second Quarter, ended December 31, 2002.........         2.48        1.40
      First Quarter, ended September 30, 2002.........         3.30        1.40
FISCAL YEAR 2002
      Fourth Quarter, ended June 30, 2002.............    $    5.75   $    2.50
      Third Quarter, ended March 31, 2002.............         8.00        5.05
      Second Quarter, ended December 31, 2001.........         8.48        2.20
      First Quarter, ended September 30, 2001.........         8.05        2.34

On September 19, 2003, the last reported per share sale price of our common stock on the Nasdaq National Market was $4.68 per share. The market for our common stock is highly volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock."

According to our transfer agent's records, we had 312 stockholders of record as of September 19, 2003. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

We have not declared or paid any dividends on our common stock since September 1994. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this annual report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following consolidated selected financial data in conjunction with our Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Amounts are in thousands, except per share amounts. As a result of discontinuing our infrared hardware business in the first quarter of fiscal 2003, selling our Singapore subsidiary in fiscal 2002 and selling certain assets and liabilities of our printing solutions segment in fiscal 2001, we accounted for the results of these operations as discontinued operations in accordance with Accounting Principles Bulletin No. 30 and Statement of Financial Accounting Standards No.
144. Amounts for all periods in this Annual Report on Form 10-K, including the financial statements and related notes, have been reclassified to reflect the discontinued operations.

FOR THE YEARS ENDED JUNE 30,                                     2003         2002         2001         2000         1999
                                                              --------------------------------------------------------------
Net revenue................................................   $  27,534    $  22,275    $  26,910    $  21,551    $  14,196
Gross profit...............................................      23,203       19,722       19,634       14,398        6,949
Research and development...................................       7,173       10,030       12,446        6,979        4,118
Acquired in-process research and development...............         430            -            -        2,352          166
Marketing and sales........................................      14,482       13,489       17,542       10,818        8,594
General and administrative.................................       4,889        4,381        7,169        4,219        3,544
Amortization of goodwill...................................           -          925          925          857           48
Restructuring charge.......................................         597          213        1,066            -            -
Loss from operations.......................................      (4,368)      (9,316)     (19,514)     (10,827)      (9,522)
Income tax provision (benefit).............................        (200)      (2,257)       7,228       (3,436)      (3,668)
Loss from continuing operations............................      (4,218)      (7,133)     (26,284)      (7,739)      (6,147)
Income (loss) from discontinued operations and gain (loss)
   from sale of discontinued operations, (net).............         458          (57)       2,810        2,754        4,685
Net income (loss)..........................................      (3,760)      (7,190)     (23,474)      (4,985)      (1,462)
Loss per share from continuing operations:
      Basic and diluted....................................       (0.31)       (0.64)       (2.48)       (0.81)       (0.73)
Earnings (loss) per share from discontinued
   operations:
      Basic and diluted....................................        0.03        (0.01)        0.26         0.29         0.56
Earnings (loss) per share:
      Basic and diluted....................................       (0.28)       (0.65)       (2.22)       (0.52)       (0.17)


AS OF JUNE 30,                                                   2003         2002         2001         2000          1999
                                                              --------------------------------------------------------------
Cash and cash equivalents..................................   $   3,502    $   5,439    $   6,585    $   6,191    $   9,668
Total assets...............................................      29,091       20,371       28,143       44,221       40,799
Long-term debt and other long-term liabilities.............         494            -            -            -           67
Total stockholders' equity.................................      19,256       13,088       18,938       37,715       26,595


For fiscal 2002, our income tax benefit from continuing operations of $2.3 million was partially offset by an income tax expense of $301,000 from discontinued operations. This net benefit of $1.8 million was primarily the result of a $1.6 million tax refund we received due to a net operating loss carryback resulting from a temporary increase in the carryback period as part of the Job Creation and Worker Assistance Act of 2002. The balance of the benefit relates primarily to a reserve that was reversed when we sold our Singapore subsidiary. Our income tax provision and loss from continuing operations for fiscal 2001 includes a $14.0 million valuation allowance recorded against our deferred tax assets. Our loss from continuing operations in fiscal 2001 also includes $1.4 million in charges associated with the terminated merger with Palm, Inc. included in general and administrative expenses. Our loss from continuing operations for fiscal 1999 includes charges of $2.4 million related to our exit from our port replicator business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, statements regarding:

o    closing the transaction for the sale of our excess land;
o    expected restructuring charges and related cash payments;
o    levels of software product license fees and royalties;
o    future profitability;
o    levels of international sales;
o    future operating cash flows;
o    levels of service revenue;
o    levels of hardware and other revenue;
o future costs of license fees and royalties, services and hardware and other revenue;
o    levels of original equipment manufacturer sales;
o claims made by Pumatech, Inc. and expected expenses associated with the litigation;
o    anticipated cost of revenue and gross margin;
o    staffing and expense levels;
o    levels of foreign currency exchange gain or loss;
o    levels of interest income;
o    future income from discontinued operations;
o    levels of accounts receivable;
o    levels of capital expenditures;
o    anticipated cash funding needs; and
o    future acquisitions.

We assume no obligation to update any forward-looking statements and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock" and elsewhere in this Annual Report on Form 10-K. You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2004. All yearly references are to our fiscal years ended June 30, 2004, 2003, 2002 and 2001, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

SIGNIFICANT EVENTS
------------------

On September 3, 2003, we entered into a definitive agreement with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. We closed the transaction on September 26, 2003. The sale price of the building and land was $4.8 million. We received approximately $4.6 million in net cash proceeds after deducting fees related to the transaction and will entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs. We have a 10-year option to repurchase the building at a price of $5.1 million. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases," the sale-and-leaseback will be recorded as a financing transaction and will be reflected as long-term debt on our balance sheet for our quarter ending September 30, 2003.

On September 2, 2003, we entered into a definitive agreement with Brighton Investments, LLC for the sale of approximately 16 acres of excess land adjacent to our headquarters building in Boise, Idaho. Upon closing, we expect to receive approximately $1.5 million in net cash proceeds after deducting fees related to the transaction. We expect to report a gain of approximately $1.0 million on the sale. We expect the transaction to close in the second quarter of fiscal 2004 subject to the satisfaction of customary closing conditions.

On August 19, 2003, Steven Simpson, our former President and Chief Executive Officer, resigned from the company. In addition, we expect to complete a workforce reduction of approximately 10 employees in the first quarter of fiscal 2004. As a result, we expect to record a restructuring charge of approximately $1.2 million in the first quarter of fiscal 2004, consisting primarily of severance costs related to the resignation and workforce reduction. The restructuring charge reflects approximately $450,000 in non-cash compensation resulting from accelerated vesting of employee stock options. Of the remaining $750,000, $300,000 is expected to be paid prior to the end of September and $450,000, including $350,000 of severance payable to Mr. Simpson, will be paid over the next 14 months. The company expects an operating expense decrease of approximately $300,000 per quarter as a result of the restructuring that will be completed in the first quarter of fiscal 2004.

In the first quarter of fiscal 2003, we adopted a formal plan to exit our infrared hardware business as a result of an expected decline in sales of these products and our desire to increase our focus on our core software businesses. Throughout the year we continued to see revenue from this business as customers placed final orders. As of June 30, 2003, the business had been successfully wound-down. We have stopped accepting new orders and we are shipping final orders.

OVERVIEW
--------

We classify our product offerings into one operating segment, our mobile information management segment, which consists of products and services that extend enterprise applications to mobile and wireless environments. The products in our mobile information management segment include data synchronization and management software, wireless connectivity products and client/server database management systems with remote access capabilities. Until April 2001, we also marketed and sold enterprise Internet appliances.

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

Our future results of operations will be highly dependent upon the success of our software products and services, specifically our Mobile Groupware Solutions, our Mobile Solutions Platforms and Tools, our Mobile Business Solutions, and our Wireless Connectivity Software. We expect the license fees and royalties generated by these products to continue to constitute a significant majority of our revenue.

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our international sales subsidiaries, overseas original equipment manufacturers and from a limited number of international distributors. Based on the region in which the customer resides, net revenue from continuing operations may be analyzed as follows for the years ended June 30:


NET REVENUE PERCENTAGES BY REGION                          2003    2002    2001
                                                          ----------------------
Domestic...............................................     50%     49%     42%
International:
   Europe..............................................     42      39      45
   Asia................................................      5       9      11
   Other regions.......................................      3       3       2
                                                          ----------------------
      Total international..............................     50      51      58
                                                          ----------------------
           Net revenue from continuing operations......    100%    100%    100%
                                                          ======================

The percentage of revenue from Europe as compared to other international revenue increased in fiscal 2003 from fiscal 2002 as a result of an increase in royalties from a European OEM customer and an increase in revenues caused by the decrease in the strength of the US dollar as compared to the euro and British pound sterling, which resulted in sales by our European subsidiaries being greater in U.S. dollars than they would have been had the exchange rate remained constant in fiscal 2003. The increase in domestic revenue as a percentage of our total revenue from fiscal 2001 to 2002 is primarily due to a decrease in sales of our Internet products in Europe and a decrease in sales of our XTND Access hardware products to OEM customers located in Asia. We also saw an increase in domestic sales of our Advantage Database Server products in fiscal 2002 in both absolute dollars and as a percentage of our total Advantage Database Server revenue.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 45% and 55% of our net revenue throughout fiscal 2004.

Revenue generated from sales to original equipment manufacturers and to companies that license our software to include in their own software offering has fluctuated in the past. We expect it will also fluctuate in future quarters, because demand in these markets is difficult to predict, as it is dependent upon the timing of customer projects and the effectiveness of their marketing efforts.

We sell our products directly to end-user customers and also market and sell many of our products through multiple indirect channels, primarily distributors and resellers. No customers accounted for greater than 10% of revenue from continuing operations in fiscal 2003, 2002 or 2001.

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

For arrangements with multiple obligations (for instance, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method. This means that we defer revenue from the total fees associated with the arrangement equivalent to the vendor-specific objective evidence of fair value of the elements of the arrangement that have not yet been delivered. The vendor-specific objective evidence of fair value of an undelivered element is generally established by using historical evidence specific to Extended Systems. For example, the vendor-specific objective evidence of fair value for maintenance and support is based upon separate sales of renewals to other customers or upon the renewal rates quoted in the contracts, and the fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. If we allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported. For certain of our products, we do not sell maintenance separately but do provide minimal support and bug fixes and, from time to time, minor enhancements to ensure that the products comply with their warranty provisions. Accordingly, we allow for warranty costs at the time the product revenue is recognized.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the impairment of identifiable intangibles, fixed assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is reviewed for impairment annually in accordance with SFAS No. 142, " Goodwill and Other Intangible Assets." Factors we consider important that could trigger an impairment review include, but are not limited to: (1) significant under performance relative to historical or projected future operating results, (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (3) significant negative industry or economic trends, (4) a significant decline in our stock price for a sustained period, and (5) our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a market capitalization approach when the information is readily available. When the information is not readily available, we use a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model to measure any impairment. If we made different judgments or utilized different estimates our measurement of any impairment may have differed materially from that reported.

INCOME TAXES

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of June 30, 2003, we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we made different judgments or utilized different estimates, the amount or timing of the valuation allowance recorded may have differed materially from that reported. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially impact our financial position and results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivable and historical collection patterns. If we made different judgments or utilized different estimates, the timing and amount of our reserve may have differed materially from that reported.

RESULTS OF CONTINUING OPERATIONS

The following section sets forth our results of continuing operations for the fiscal years ended June 30, 2003, 2002, and 2001:

Net Revenue
-----------
                                            FISCAL YEAR ENDED JUNE 30,
                                  ----------------------------------------------
                                     2003   %CHANGE     2002   %CHANGE     2001
                                  ----------------------------------------------
Revenue:
   License fees and royalties...  $ 21,733    13%    $ 19,176    (4)%   $ 19,928
   Services.....................     5,743    88        3,058    12        2,721
   Hardware and other...........        58    41           41   (99)       4,261
                                  --------           --------           --------
      Total net revenue.........  $ 27,534    24%    $ 22,275   (17)%   $ 26,910
                                  --------           --------           --------

LICENSE FEES AND ROYALTIES. License and royalty revenue consists of fees for licenses of our software products. The growth in revenue in fiscal 2003 compared to fiscal 2002 was primarily attributable to an increase of 19% in license and royalty revenue from our Mobile Groupware, Mobile Solutions Platforms and Tools and Mobile Business Solutions Products. License fees and royalties net revenue was also positively impacted by the decrease in the strength of the U.S. dollar relative to the euro and the British pound sterling, which resulted in sales by our European subsidiaries being greater in U.S. dollars than they would have been had the exchange rate remained constant in 2003. Included in this increase was an increase of $700,000 due to adding the OneBridge Presentation Server and Mobile Business Solutions products to our product mix with the acquisition of ViaFone. We also saw a 10% increase in sales of Advantage software licenses. The decrease in license fees and royalties in fiscal 2002 compared to fiscal 2001 was due primarily to a 53% decrease in license fees and royalties from our Wireless Connectivity Software products due to the timing of original equipment manufacturer's development. This decrease was partially offset by a 43% increase in revenue from our Mobile Groupware Solutions Products products caused by an increase in licenses sold.

We expect revenue from license fees and royalties to increase in fiscal 2004. This increase is expected to come primarily from increased licensing of our OneBridge products, including our Groupware, Mobile Solutions Platform and Mobile Business Solutions products.

SERVICES. Services revenue consists primarily of support and maintenance contracts sold to our customers and fees for professional services. Our professional services typically consist of standard product installations, training, significant customization of our software products and non-recurring engineering ("NRE"). The primary driver of the increase in service revenue for fiscal 2003 as compared to fiscal 2002 was the 807% increase in professional services we saw as a result of adding a dedicated professional services group to our solutions kit in the first quarter of fiscal 2003 in connection with the ViaFone acquisition. The majority of our professional services for fiscal 2003 related to implementations of our Mobile Solutions Platforms and Tools and Mobile Business Solutions products. Our service revenue increased in fiscal 2002 from fiscal 2001 primarily due to an increase in support and maintenance revenue generated from contracts on new licenses sold and contract renewals. The increase was partially offset by a decrease in revenue from non-recurring engineering and other consulting projects, which fluctuates as a result of the timing of customer projects.

We expect service revenue to increase in fiscal 2004. Although we expect an overall increase in the amount of billable hours of our professional services group, service revenue may fluctuate from quarter to quarter based on the amount of revenue we may be required to defer under our revenue recognition policy and the timing of services engagements.

HARDWARE AND OTHER. Hardware and other revenue consists primarily of sales of our enterprise Internet products which we stopped marketing in April 2001. The increase in revenue in fiscal 2003 from fiscal 2002 was related to an increase in units sold. The significant decrease in revenue in fiscal 2002 as compared to fiscal 2001 was due primarily to a decrease in unit sales of our enterprise Internet hardware products after April 2001.

We expect hardware and other revenue to remain relatively flat and insignificant in amount in fiscal 2004.

Cost of Revenue
---------------                              FISCAL YEAR ENDED JUNE 30,
                                 -----------------------------------------------
                                          GROSS           GROSS           GROSS
                                   2003   MARGIN   2002   MARGIN   2001   MARGIN
                                 -----------------------------------------------

  License fees and royalties...  $ 1,146    95%  $ 1,346    93%  $ 1,765    91%
  Services.....................    3,209    44%    1,198    61%    1,742    36%
  Hardware and other...........      (24)  100%        9    78%    3,769    12%

LICENSE FEES AND ROYALTIES. The cost of license and royalty revenue consists primarily of amortization of purchased technology and royalties for the use of third-party software. The cost of license fees and royalties decreased 15% in fiscal 2003 compared to fiscal 2002 primarily due to a decrease in operations-related facilities and overhead costs, including reductions in headcount resulting from our restructurings. In fiscal 2002, the cost of license and royalty revenue decreased 24% compared to fiscal 2001, primarily attributable to a decrease in operations-related costs related to headcount reductions and other cost reductions resulting from the sale of our print server business.

We expect the cost of license fees and royalties to increase in fiscal 2004 as a result of an expected increase in revenue from license fees and royalties. An expected reduction in operations costs and in amortization expense of purchased technology, resulting from a portion of our purchased technology becoming fully amortized in the first quarter of fiscal 2004, is expected to be offset by an increase in royalty costs as a result of an expected increase in revenue.

Gross margin on license fees and royalties revenue increased in fiscal 2003 and in fiscal 2002 as a result of the cost reductions described above. We expect gross margin on license fees and royalties to be in a range of 93 to 96 percent in fiscal 2004.

SERVICES. The cost of services consists primarily of compensation and benefits for our professional services and post-sales support personnel. The cost of services increased 168% in fiscal 2003 compared to fiscal 2002 primarily due to the addition of a dedicated professional services organization in the first quarter of fiscal 2003 in conjunction with our acquisition of ViaFone. The cost of services decreased 31% in fiscal 2002 compared to fiscal 2001. This decrease was primarily due to a decrease in personnel costs associated with post-sales effort in our Internet and Advantage products and a decrease in professional services costs related to our XTNDConnect products.

Gross margin on services revenue decreased in fiscal 2003 as compared to fiscal 2002. The decline is primarily the result of a higher mix of professional services revenue in fiscal 2003, which typically generates lower margins than support and maintenance revenue. The increase in gross margin in fiscal 2002 from fiscal 2001 was primarily due to the reduction in cost of services described above.

We expect the cost of services to increase in fiscal 2004 as a result of an expected increase in professional services revenue. We expect gross margin on services to be in the range of 45 to 55 percent. This range is driven by the mix between professional services and support and maintenance revenue and the utilization rate of our professional services personnel. Given the high level of fixed costs associated with the professional services group, our inability to generate sufficient services revenue to absorb these fixed costs could lead to lower or negative gross margins.

HARDWARE AND OTHER.

The cost of hardware and other revenue consists primarily of out-sourced manufacturing and in-house labor costs associated with the manufacturing of our mobile information management hardware products. The increase in gross margin from hardware and other revenue from fiscal 2001 to 2002 was primarily the result of a significant decrease in unit sales of mobile information management hardware products, including XTNDAccess IrDA Printer Adapters and our enterprise Internet appliance products. The negative cost of hardware and other revenue in fiscal 2003 was primarily due to a decrease in the inventory accrual for Internet appliance products at our German subsidiary.

We expect the cost of hardware and other revenue to be insignificant in fiscal 2004.

Research and Development Expenses
---------------------------------
                                         FISCAL YEAR ENDED JUNE 30,

                                 2003    %CHANGE     2002    %CHANGE      2001
                              --------------------------------------------------
Research and development....  $ 7,173     (28)%    $10,030    (19)%    $ 12,446
  as a % of net revenue.....       26%                  45%                  46%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs and facility expenses. The decrease in research and development expenses in fiscal 2003 and fiscal 2002 as compared to the prior years was primarily the result of a reduction in personnel costs and consulting costs subsequent to our restructurings. We were able to reduce research and development costs in fiscal 2003 and fiscal 2002 as a result of completing the fundamental development work for our OneBridge Mobile Groupware platform (formerly XTNDConnect Server) upon which our current data synchronization and management product offerings are built. At June 30, 2003 we had 62 full-time equivalent research and development personnel, a decrease from the 79 full-time equivalent personnel at the same time last year and 118 at June 30, 2001.

In connection with our acquisition of ViaFone in August 2002, we incurred an in-process research and development charge of $430,000 in fiscal 2003.

In fiscal 2004, we expect our research and development costs to decrease as compared to fiscal 2003 as a result of a reduction in personnel costs subsequent to our restructurings.

Marketing and Sales Expenses
----------------------------
                                         FISCAL YEAR ENDED JUNE 30,

                                 2003   %CHANGE     2002     %CHANGE      2001
                              --------------------------------------------------
Marketing and sales.........  $ 14,482     7%    $ 13,489     (23)%    $ 17,542
  as a % of net revenue.....        53%                61%                  65%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our sales, marketing, and pre-sales support staff, and promotional expenses. The increase in marketing and sales expenses in fiscal 2003 compared to fiscal 2002 was primarily due to an increase in personnel costs of approximately $1.2 million, offset in part by a decrease in promotional expenses of approximately $600,000. The decrease in marketing and sales expenses for fiscal 2002 compared to fiscal 2001 was primarily due to a reduction in personnel costs subsequent to our restructurings in fiscal 2001 and 2002 and a reduction in promotional expenses of approximately $2.2 million. At June 30, 2003, we had 104 full-time equivalent marketing, sales, and support personnel and contractors, as compared to 112 full-time equivalent personnel and contractors at the same time last year and 137 at June 30, 2001.

We expect marketing and sales expenses to increase in fiscal 2004 as a result of an expected increase in revenue, although we expect these expenses to decrease as a percentage of net revenue. We expect that the increase in marketing and sales expenses in fiscal 2004 will be primarily attributable to increased sales compensation.

General and Administrative Expenses
-----------------------------------
                                          FISCAL YEAR ENDED JUNE 30,

                                  2003   %CHANGE     2002    %CHANGE     2001
                                -----------------------------------------------
General and administrative....  $ 4,889     12%    $ 4,381    (39)%    $ 7,169
  as a % of net revenue.......      18%                20%                 27%

General and administrative expenses primarily consist of salaries and other personnel costs for our finance, management information systems, human resources and other administrative groups, as well as professional fees and directors' and officers' insurance costs. The increase in general and administrative expenses in fiscal 2003 compared to fiscal 2002 was primarily attributable to an increase in legal fees of approximately $1.1 million related to our patent litigation with Pumatech, offset in part by a decrease of approximately $400,000 in personnel costs resulting from our restructurings in prior quarters and a decrease in bad debt expense of approximately $300,000. The decrease in general and administrative expenses in fiscal 2002 compared to fiscal 2001 was primarily attributable to $1.4 million of expenses incurred in fiscal 2001 associated with our terminated merger with Palm, Inc., a decrease of approximately $400,000 in bad debt expense and a decrease in personnel costs subsequent to our restructuring completed in fiscal 2002. These decreases were offset in part by an increase in legal fees in fiscal 2002 of approximately $160,000 related primarily to our patent litigation with Pumatech.

We expect general and administrative expenses to increase in fiscal 2004 as a result of an expected increase in legal fees associated with the Pumatech litigation as we approach our April 2004 trial date and an expected increase in directors' and officers' insurance. We also expect to report increased non-cash compensation expense as a result of a change in the compensation plan for our independent board of directors. At June 30, 2003, we had 21 full-time equivalent employees in administration, as compared to 35 full-time equivalent personnel at the same time last year and 55 at June 30, 2001. No general and administrative personnel were added with our acquisition of ViaFone.

Amortization of Goodwill
------------------------

As a result of our adoption of SFAS No. 142, which requires that goodwill no longer be amortized, we did not record amortization of goodwill for fiscal year 2003. Amortization of goodwill was $925,000 for fiscal 2002 and fiscal 2001 and was reflected in our statement of operations as an operating expense.

We report amortization of non-goodwill intangibles, primarily consisting of purchased technology, as a component of cost of license fees and royalty revenue. Amortization of non-goodwill intangibles was $726,000 for fiscal 2003 and $582,000 for each of the fiscal years 2002 and 2001. The net increase in fiscal 2003 compared to 2002 and 2001 results from the addition of non-goodwill intangibles in connection with our acquisition of ViaFone. This increase was partially offset by a decrease in amortization resulting from our adoption of SFAS No. 142, which resulted in $138,000 of intangible assets, comprised of assembled workforce intangibles, being reclassified as goodwill in the first quarter of fiscal 2003.

We expect a decrease in amortization of non-goodwill intangibles in fiscal 2004 as a result of a portion of our purchased technology becoming fully amortized in the first quarter in fiscal 2004.

Restructuring Charge
--------------------

We recorded $597,000 in workforce reduction costs during fiscal 2003, consisting primarily of severance, benefits, and other costs related to the termination of 31 employees in research and development, marketing and sales, manufacturing, and administration, of which 24 were located in the United States, 3 in Canada and 4 in Europe. As of June 30, 2003 we had paid $409,000 of these charges. The remaining balance of $188,000 will be paid in the first two quarters of fiscal 2004.

During the first quarter of fiscal 2003 we also assumed a restructuring liability in connection with our acquisition of ViaFone. Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993,000 of future lease commitments that had been accrued but not yet paid, $266,000 of workforce reduction liabilities and $30,000 of liabilities relating to the closure of ViaFone's French office. As of June 30, 2003 the workforce reduction liabilities and liabilities related to closing ViaFone's French office had been paid in full, and the balance of future lease commitments assumed was $534,000. We expect to pay $145,000 in each of the next three quarters and $99,000 in the final quarter of fiscal 2004 for these lease commitments.

A summary of the restructuring costs is outlined as follows:

                                                                  Workforce
                                                                  Reduction  Facilities and
                                                                    Costs      Other Costs    Total
                                                                 -----------------------------------
Restructuring charges incurred in fiscal 2001..................     $1,096       $  --       $1,096
Cash payments..................................................        --           --          --
                                                                 -----------------------------------
Balance at June 30, 2001.......................................      1,096          --        1,096
Restructuring charges incurred in fiscal 2002..................        213          --          213
Cash payments..................................................     (1,309)         --       (1,309)
                                                                 -----------------------------------
Balance at June 30, 2002.......................................     $  --        $  --       $  --
Restructuring charges incurred in fiscal 2003..................        597          --          597
Restructuring accrual assumed with ViaFone acquisition.........        266        1,023       1,289
Adjustment to the accrual assumed with ViaFone acquisition.....        (14)         --          (14)
Cash payments..................................................       (661)        (489)     (1,150)
                                                                 -----------------------------------
Balance at June 30, 2003.......................................     $  188       $  534      $  722
                                                                 ===================================

In the first quarter of fiscal 2004 we expect to record a restructuring charge of approximately $1.2 million, consisting primarily of severance costs. This charge is primarily related to severance charges resulting from the August resignation of Steven Simpson, the company's former President and Chief Executive Officer, in addition to a workforce reduction to be completed in the first quarter of fiscal 2004. The restructuring charge reflects approximately $450,000 in non-cash compensation resulting from accelerated vesting of employee stock options. Of the remaining $750,000, $300,000 is expected to be paid prior to the end of September and $450,000, including $350,000 of severance payable to Mr. Simpson, will be paid over the next 14 months. The company expects an operating expense decrease of approximately $300,000 per quarter as a result of the restructuring that will be completed in the first quarter of fiscal 2004.

Other Expense (Income)
----------------------

                                                             FISCAL YEAR ENDED JUNE 30,

                                               2003       %CHANGE      2002       %CHANGE        2001
                                             ----------------------------------------------------------
Foreign currency exchange (gain) loss.....   $   (261)      302%     $    129       128%      $      1
Interest (income).........................        (39)      (66)         (115)      (59)          (281)
Other net expense (income)................         43      (530)          (10)      (94)          (177)
                                                  --                     ---                       --
                                             --------                --------                 --------
                                             $   (257)    6,525%     $      4      (101)%     $   (457)
                                             ========                ========                 ========

Other expense and income consists primarily of foreign currency exchange gains or losses related to the mark-to-market of intercompany amounts owed to us by our international subsidiaries and interest income earned on cash, cash equivalents and short-term investment balances. We recognized a foreign currency exchange gain in fiscal 2003 as a result of a decrease in the strength of the U.S. dollar in the fourth quarter at a time when we were not entering into foreign currency forward contracts. In fiscal 2002, we recognized an exchange loss as a result of our intercompany balance forecasts differing from projections in a period of currency volatility. For additional information on our foreign currency exposure see Item 7A of this Form 10-K. Interest income declined in fiscal 2003 and 2002 due to a decline in the amount of cash invested and declines in short-term interest rates during fiscal 2003 and 2002.

We are not using foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our foreign subsidiaries for the first quarter of fiscal 2004. As a result, we expect to report a foreign exchange loss in a range of $50,000 to $100,000 in the first quarter of fiscal 2004 as a result of the U.S. dollar strengthening significantly relative to the euro, British pound sterling and Canadian dollar in the first quarter. The amount of any foreign currency exchange gain or loss for the remaining quarters of fiscal 2004 will depend upon currency volatility, the amount of our intercompany balances and whether we decide to enter into foreign currency forward contracts in future quarters. We expect interest income to increase in fiscal 2004 as a result of an expected increase in cash, cash equivalents and short-term investments resulting from the sale-and-leaseback of our building in Boise, Idaho, the expected sale of excess land and cash we expect to generate from our operations in fiscal 2004.

Interest Expense
----------------

Interest expense consists primarily of warrant expense amortization related to entering into our line of credit agreement with Silicon Valley Bank in January 2002 and interest paid on the Silicon Valley Bank term debt that we assumed in connection with our acquisition of ViaFone in August 2002. Interest expense increased to $307,000 in fiscal 2003 from $70,000 in fiscal 2002 primarily as a result of interest expense related to our assumption of $1.1 million of term debt in connection with the ViaFone acquisition and as a result of fiscal 2003 including a full year of warrant amortization. We had no interest expense or debt in fiscal 2001.

We expect interest expense to increase by approximately $325,000 in fiscal 2004 as a result of entering into the sale-and-leaseback agreement for our building, which will be accounted for as a financing transaction.

Income Tax Provision (Benefit)
------------------------------

                                                         FISCAL YEAR ENDED JUNE 30,

                                                2003    %CHANGE      2002    %CHANGE      2001
                                             ----------------------------------------------------
Income tax provision (benefit)............   $  (200)      91%   $ (2,257)    (131)%    $  7,228
as a % of income (loss) before taxes......        (5)%                (24)%                   38%

The income tax benefit decreased in fiscal 2003 compared to fiscal 2002 primarily as a result of recording an income tax benefit of approximately $1.6 million in the third quarter of fiscal 2002 for the refund we received as a result of the temporary increase in the net operating loss carryback period created by the Job Creation and Worker Assistance Act of 2002. The change in the income tax provision or benefit in fiscal 2002 compared to fiscal 2001 was primarily a result of recording income tax expense in the fourth quarter of fiscal 2001 to set up a full valuation allowance for our net deferred tax assets and recognizing the $1.6 million income tax benefit in fiscal 2002.

We expect to record an income tax provision of approximately $125,000 in fiscal 2004 related to payments of foreign taxes. We expect that any provisions we would otherwise record will be offset by our deferred tax assets.

BUSINESS COMBINATIONS
---------------------

In August 2002, we completed our acquisition of ViaFone. For information on this acquisition and the acquisition of AppReach completed in February 2002, see "Note 7. Business Combinations" in the Notes to Consolidated Financial Statements of this report.

RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

In each of our fiscal years ended 2003, 2002, and 2001, we exited a historical business which no longer fit into the company's strategy for becoming the global leader in providing mobile solutions for the enterprise.

In the first quarter of fiscal 2003, we adopted a formal plan to exit our infrared hardware business as a result of an expected decline in sales of these products and our desire to increase our focus on our core software businesses. Throughout the year we continued to see revenue from this business as customers placed final orders. As of June 30, 2003, the business has been successfully wound-down. We have stopped accepting new orders and we are shipping final orders.

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

As a result of the reclassification of our infrared hardware business, our Singapore subsidiary, and our printing solutions segment as discontinued operations, results for these operations are reported, net of tax, under "Income from discontinued operations" on our Statements of Operations.

                                                                     FISCAL YEAR ENDED JUNE 30,

                                                           2003    %CHANGE      2002    %CHANGE      2001
                                                         -------------------------------------------------
Net revenue..........................................    $ 1,488     (45)%    $ 2,687     (87)%    $21,129
Income from discontinued operations, net of tax......        458      65          278     (90)       2,740
Gain (loss) on sale of discontinued operations,
  net of tax.........................................        --     (100)        (335)   (579)          70

Our revenue from discontinued operations for fiscal 2003 consisted primarily of revenue from our discontinued infrared hardware business. Although our infrared hardware business was discontinued in the first quarter of fiscal 2003, we continued to see revenue throughout the year as customers continued to place last-time orders. The decrease in net revenue from discontinued operations in fiscal 2003 compared to fiscal 2002 was primarily a result of there being no revenue from our former Singapore subsidiary and no material revenue from our discontinued printing solutions segment in fiscal 2003. The decrease in net revenue from discontinued operations in fiscal 2002 compared to fiscal 2001 was primarily a result of there being no material revenue from our discontinued printing solutions segment in fiscal 2002 and a significant decrease in revenue in our Singapore subsidiary from fiscal 2001 to fiscal 2002.

Income from discontinued operations was higher in fiscal 2003 compared to fiscal 2002 due to an increase in net income from our infrared hardware operations in fiscal 2003, which was a result of minimizing expenses related to these operations, and because in fiscal 2002 the Singapore business generated a net loss. Income from our discontinued operations decreased in fiscal 2002 compared to fiscal 2001 primarily as a result of there being no material revenue from our discontinued printing solutions segment in fiscal 2002 and as a result of the decrease in income generated by our Singapore subsidiary due to decreased sales to Hewlett-Packard.

We do not expect income from discontinued operations to be significant in fiscal 2004.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES

                                                  FISCAL YEAR ENDED JUNE 30,

                                                   2003      2002      2001
                                                 ----------------------------
Net cash used by operating activities.........   $(3,163)  $(2,472)  $(4,051)

Net cash used by operating activities in fiscal 2003 was primarily the result of our net loss and the result of a decrease in accounts payable and accrued expenses, adjusted for such non-cash items as depreciation and amortization. These cash uses were partially offset by acquired in-process research and development. Net cash used by operating activities in fiscal 2002 was primarily the result of our net loss and the result of a decrease in accounts payable and accrued expenses, adjusted for such non-cash items as depreciation and amortization. These cash uses were partially offset by a decrease in receivables and inventories, and an increase in deferred revenue. Net cash used by operating activities in fiscal 2001 was primarily a result of our net loss, adjusted for such items as the change in deferred taxes and our depreciation and amortization, provision for bad debts and provision for write-down of inventory. This cash use was partially offset by a decrease in receivables, an increase in payables and a decrease in inventory.

Accounts receivable, net of allowance, were $5.6 million and $4.3 million at June 30, 2003 and 2002, respectively. The increase in accounts receivable from fiscal 2002 to fiscal 2003 is due primarily to an increase in total net revenue, but is offset partially by a decrease in DSOs (days sales outstanding). We expect that our accounts receivable will increase in fiscal 2004 as a result of an expected increase in net revenues. Accounts receivable may also increase in the future if net revenue from international customers becomes a higher percentage of our net revenue. Generally, these customers have longer payment cycles.

NET CASH PROVIDED BY INVESTING ACTIVITIES

                                                     FISCAL YEAR ENDED JUNE 30,

                                                     2003       2002       2001
                                                    ----------------------------
Net cash provided by investing activities........   $1,248     $  462     $1,219

Net cash provided by investing activities in fiscal 2003 was primarily the result of completing the acquisition of ViaFone. As part of our continued effort to control cash and expenses, we did not make a significant investment in property and equipment in fiscal 2003. Net cash provided by investing activities in fiscal 2002 was primarily the result of proceeds from the sale of our Singapore subsidiary net of cash sold with the entity. These proceeds were partially offset by purchases of property and equipment of $148,000. As part of our effort to control cash and expenses, we did not make a significant investment in property and equipment in fiscal 2002. Net cash provided by investing activities in fiscal 2001 was primarily the result of proceeds from the sale of our discontinued operations, which consisted of our printing solutions segment, and proceeds from the sale of our facility in Bozeman, Montana. These proceeds were offset, in part, by purchases of property and equipment of $1,095,000.

We plan to incur aggregate capital expenditures of approximately $500,000 during fiscal 2004, primarily for tenant improvements, software, system improvements, and personal computers.

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES

                                                     FISCAL YEAR ENDED JUNE 30,

                                                      2003      2002      2001
                                                     --------------------------
Net cash provided by (used by)
 financing activities............................    $ (123)   $  871    $3,230

Net cash used by financing in fiscal 2003 was primarily the result of payments on term debt assumed as part of our acquisition of ViaFone of $499,000, partially offset by proceeds from the issuance of common stock under our stock plans of $376,000. In fiscal 2002 and fiscal 2001, net cash provided by financing activities was primarily the result of proceeds from the issuance of common stock under our stock plans of $871,000 and $3,297,000, respectively.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can currently access up to $5.0 million of financing in the form of a demand line of credit, subject to current accounts receivable balances. The line of credit is collateralized by certain of our assets. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. We are in compliance with all covenants. There are no outstanding draws on this facility.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank. We have restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005.

On September 26, 2003, we closed the sale-and-leaseback of our headquarters building and approximately eight acres of land and received approximately $4.6 million in net cash proceeds after deducting transaction costs. As part of the agreement, we entered into a 10-year master lease for the building with annual payments equal to approximately $442,000. In fiscal 2004, we will make payments of approximately $331.000. On September 2, 2003, we entered into a definitive agreement with Brighton Investments, LLC for the sale of approximately 16 acres of excess land adjacent to our headquarters building in Boise, Idaho. Upon closing, we expect to receive approximately $1.5 million in net cash proceeds after deducting fees related to the transaction. We expect to report a gain of approximately $1.0 million on the sale. We expect the transaction to close in the second quarter of fiscal 2004 subject to the satisfaction of customary closing conditions.

We believe that our existing working capital, the funds from the sale-and-leaseback of our Boise headquarters building, the expected funds from the sale of our excess land, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if Pumatech litigation fees, accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. In addition, if the Pumatech litigation were to have an unfavorable result for us, we could be required to pay damages or royalties, or to discontinue sales of certain products, any of which could result in a greater use of cash than is currently anticipated. This could also require us to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of June 30, 2003. As of June 30, 2002, we had forward contracts with a nominal value of $1.9 million in place against the euro and British pound sterling, which matured within 30 days. We recognized a net currency exchange gain of $261,182 for the fiscal year ended June 30, 2003 and net currency exchange losses of $129,000 and $1,000 for the fiscal years ended June 30, 2002 and 2001, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity, and therefore, the adoption of this interpretation did not have any impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect adoption of this statement to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities--all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

WE HAVE A RECENT HISTORY OF LOSSES AND MAY CONTINUE TO GENERATE LOSSES IN FISCAL 2004.

Since the third quarter of our fiscal 1999, we have devoted significant financial resources to the research and development of, and marketing and sales for, our mobile information management software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources to product development, to marketing and sales, and to the defense of Pumatech's claims against us. Our ability to reach break-even from operations and our ability to reach profitability and positive cash flow from operations in subsequent periods, will depend on a number of factors, including:

o    our ability to generate sufficient revenue and control expenses;
o buying patterns of our enterprise, application developer and original equipment manufacturer customers;
o    changes in customer demand for our products;

o the timing of customer orders, which can be influenced by fiscal year-end buying patterns, seasonal trends or general economic conditions;
o announcements or introductions of new products or services by our competitors;
o the outcome of our litigation with Pumatech, Inc. and the impact of any litigation on our financial and management resources;
o    delays in our development and introduction of new products and services;
o    changes in our pricing policies as a result of increased competition;
o    the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our customers that are application developers and original equipment manufacturers;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
o    the emergence of new technologies or industry standards;
o normal seasonality that we typically experience in the first quarter of our fiscal year; and
o a shift in the mix of professional services and licensing revenue, which may result in fluctuations in our gross margin.

OUR BUSINESS RELIES ON ENTERPRISES IMPLEMENTING MOBILE APPLICATIONS AND DEVICES AND MAY BE HARMED BY DECLINES IN INFORMATION TECHNOLOGY SPENDING.

The market for our products depends on economic conditions affecting the broader economic climate and spending on information technology, including mobile applications and devices. Downturns in the overall economy may cause enterprises to delay implementation of mobile device and application rollouts, reduce their overall information technology budgets or reduce or cancel orders for our products. Our original equipment manufacturer customers may also limit development of new products that incorporate our products or reduce their level of purchases of our products in the face of slower information technology spending by their customers. The general weakening of the global economy and weakening of business conditions, particularly in the information technology, telecommunications, financial services and manufacturing industry sectors, have resulted in potential customers experiencing declines in their revenue and operations. In this environment, customers may experience financial difficulty or cease operations.

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen or continue longer than expected, demand for our products may be reduced as a result of enterprises reducing information technology spending on our products and original equipment manufacturers reducing their use of our products in their own products. As a result, our revenue may fail to grow or could decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in additional charges incurred in connection with restructuring or other cost-cutting measures we may implement. For example, in both the first and third quarters of fiscal 2003 and the first quarter of fiscal 2004, we announced restructuring plans to reduce costs and improve operating efficiencies and, as a result, incurred restructuring costs, primarily for severance payments to terminated employees.

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

WE FORECAST MANY OF OUR OPERATING EXPENSES BASED ON FORECASTED REVENUE, WHICH IS DIFFICULT TO PREDICT. IF WE FAIL TO ACCURATELY PREDICT REVENUE IN A PARTICULAR PERIOD, WE MAY BE UNABLE TO ADJUST OUR EXPENDITURES IN THAT PERIOD AND OUR OPERATING RESULTS WOULD BE HARMED.

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

OUR BUSINESS MAY BE HARMED IF PUMATECH PREVAILS IN THE PATENT LITIGATION WITH US AND THEY ARE AWARDED SIGNIFICANT DAMAGES OR BECOME ENTITLED TO SIGNIFICANT ROYALTIES, OR IF WE ARE REQUIRED TO CEASE SELLING ANY OF OUR CURRENT PRODUCTS OR WE IF ARE REQUIRED TO INCUR ADDITIONAL DEVELOPMENT COSTS.

On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. On December 11, 2002, Pumatech filed a second amended complaint, which adds allegations that unspecified synchronization products infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amend our defenses and counterclaims to include this additional patent. On August 1, 2003 the Honorable. Judge D. Lowell Jensen, United States District Judge, issued his Claims Construction Ruling on the interpretation, definition, and scope of the claims in the suit. We believe that the Court's ruling has significantly narrowed claims in five of the Pumatech patents. The Court also ruled that it could not correct an error that appears in all asserted claims of Pumatech's '676 patent. This error must be corrected in reissue proceedings in the Patent Office. Until the Patent Office issues corrected claims, no synchronization software can infringe the '676 patent, and it is unlikely that such a correction would have any retroactive effect. As a result, if any of our products are ultimately held to be infringing this patent, it is unlikely that Pumatech would be entitled to damages for any period prior to the reissue date. We have petitioned the U.S. Patent Office for reexamination of three of the Pumatech patents. The Patent Office has issued an Office Action for each of the three patents rejecting all Pumatech patent claims over the prior art for two of the patents and rejecting all claims on which we requested reexamination for the other patent. As a result of the reexamination process, we expect the patents to be significantly narrowed or rejected by the Patent Office in their entirety. If the patents are amended and reissued, and we are ultimately held to be infringing one of the reissued patents, it is unlikely that Pumatech would be entitled to damages for any period preceding the reissue date. Discovery and other pretrial proceedings are on going; trial is currently scheduled for April 2004.

We believe that we have numerous meritorious defenses to Pumatech's claims and we intend to continue to defend the suit vigorously. However, litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims. If Pumatech prevails in one or more of its claims, we could be required to pay substantial damages for past sales of infringing products, to cease selling specific of our server or desktop synchronization products that are held to infringe a Pumatech patent, to pay royalties on the sales of specific products that are held to infringe a Pumatech patent, or some combination of these results. We may also incur significant development costs to redesign certain of our products to ensure that they are non-infringing. Any of such outcomes could have a material adverse effect on our business and financial position. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

THE SUCCESS OF OUR BUSINESS MAY DEPEND ON US IDENTIFYING AND SECURING ADDITIONAL SOURCES OF FINANCING, WHICH SOURCES MAY NOT BE AVAILABLE WHEN NEEDED OR MAY NOT BE AVAILABLE ON FAVORABLE TERMS.

We believe that our existing working capital, the funds from the sale-and-leaseback of our Boise building, the expected funds from the sale of our excess land, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if Pumatech litigation fees, accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. In addition, if the Pumatech litigation were to have an unfavorable result for us, we could be required to pay damages or royalties, or to discontinue sales, of certain products, any of which could result in a greater use of cash than is currently anticipated. This could also require us to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of June 30, 2003, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $13.7 million. We ceased amortizing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize $1.2 million of net identifiable intangibles in fiscal years 2004 through 2008. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Such impairment and any resulting write-off could have a negative impact on our results of operations in the period goodwill or other identifiable intangibles are written off.

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

We compete with:

o mobile data management companies, including Aether Systems, IBM, iAnywhere (a division of Sybase), Infowave; JP Mobile, Microsoft, Pumatech, RIM and Synchrologic;
o application mobilization companies, including Everypath, iAnywhere, Microsoft, and Oracle;
o mobile enterprise solutions companies, including Aether Systems, Dexterra, and Telispark;
o client/server database providers, including Interbase, Microsoft, Oracle and Pervasive Software;
o mobile connectivity companies, including IVT Corporation, Open Interface and Widcomm; and
o internal research and development departments of original equipment manufacturers, many of whom are our current customers.

As the markets for mobile information management products grow, we expect competition from existing competitors to intensify, and we expect new competitors, including original equipment manufacturers to which we sell our products, to introduce products that compete with ours. Additionally, if existing or new competitors were to merge or form strategic alliances, our market share may be reduced or pressure may be put on us to reduce prices resulting in reduced revenue and margins.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE.

In fiscal 2003, based on the region where the customer resides, 50% of our revenue was generated from international sales. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

o    changes in government regulations;
o    export license requirements;
o    tariffs, taxes and trade barriers;
o fluctuations in currency exchange rates, which could cause our products to become relatively more expensive to customers in a particular country and lead to a reduction in sales in that country; longer collection and payment cycles than those in the United States;
o    difficulty in staffing and managing international operations; and
o political and economic instability, including the threat or occurrence of military and terrorist actions and enhanced national security measures.

OUR BUSINESS MAY BE HARMED IF OUR PROFESSIONAL SERVICES ORGANIZATION DOES NOT GENERATE AN ACCEPTABLE PROFIT LEVEL.

Our professional services business is subject to a variety of risks including:

o we may be unable to accurately predict staffing requirements and therefore the expense of fulfilling our service contracts may be greater than we anticipate; and
o we may have an inappropriate level of resources dedicated to the professional services business in relation to the number of projects we are able to sell, resulting in a low utilization rate of resources.

If we are unable to operate the professional services organization effectively, the profitability of this business could decline, or even result in a loss, which could harm our business.

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

For example, we recognized a foreign currency exchange gain in fiscal 2003 as a result of the dollar weakening in the fourth quarter at a time when we were not entering into foreign currency forward contracts, and we expect to report a foreign exchange loss in a range of $50,000 to $100,000 in the first quarter of fiscal 2004 as a result of the U.S. dollar strengthening significantly relative to the euro, British pound sterling and Canadian dollar in the first two months of the quarter.

IF WE ACCOUNT FOR EMPLOYEE STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS USING THE FAIR VALUE METHOD, IT COULD SIGNIFICANTLY REDUCE OUR NET INCOME AND EARNINGS PER SHARE.

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in fiscal year 2003, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, our net loss would have been increased by approximately $5.7 million. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 2 of Notes to Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans. If we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

WE DEPEND ON NON-EXCLUSIVE LICENSES FOR SOME OF THE TECHNOLOGY WE USE WITH OUR PRODUCTS.

We license technology on a non-exclusive basis from several companies for use with our products and anticipate that we will continue to do so in the future. For example, we license encryption technology that we include in our OneBridge Mobile Groupware (formerly XTNDConnect Server) products. Our inability to continue to license this technology, or to license other technology necessary for use with our products, could result in the loss of, or delays in the inclusion of, important features of our products or result in substantial increases in royalty payments that we would have to pay pursuant to alternative third-party licenses, any of which could harm our business. In addition, the effective implementation of our products depends upon the successful operation of licensed software in conjunction with our products. Any undetected errors in products resulting from this licensed software may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation.

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

OUR STOCK PRICE MAY BE VOLATILE AND COULD DROP SIGNIFICANTLY, RESULTING IN THE PARTIAL OR TOTAL LOSS OF A STOCKHOLDER'S INVESTMENT.

The trading price of our common stock may fluctuate significantly, which may cause a stockholder's investment to decrease in value. The following factors may have a significant impact on the market price of our common stock:

o    announcements of acquisitions by us or our competitors;
o    changes in our management team;
o    our ability to obtain financing when needed;
o    quarter-to-quarter variations in our operating results;
o    sales of significant numbers of shares within a short period of time;
o    the outcome of our litigation with Pumatech;
o announcements of technological innovations or new products by us or our competitors;
o    general conditions in the computer and mobile device industry;
o general economic conditions and their impact on corporate information technology spending;
o    price and trading volume volatility in the public stock markets in general;
o    announcements and updates of our business outlook; and
o changes in security analysts' earnings estimates or recommendations regarding our competitors, our customers or us.

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

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

Our future success will depend on our ability to attract and retain experienced, highly qualified management, technical, research and development, and sales and marketing personnel. Competition for qualified personnel in the computer software industry is intense, and there is a risk that we will have difficulty recruiting and retaining key employees. In addition, new employees generally require substantial training, which may require substantial resources and management attention. If we lose the services of one or more key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for our key employees could divert management's time and result in increased operating expenses that may not be offset by either improved productivity or higher prices. Over the past two years, a number of our senior management employees have left Extended Systems, including most recently, Steven Simpson, our former President and Chief Executive Officer, and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. Uncertainty created by turnover of key employees could result in reduced confidence in our financial performance, which could cause fluctuations in our stock price.


SOME ANTI-TAKEOVER PROVISIONS CONTAINED IN OUR CERTIFICATE OF INCORPORATION, BYLAWS AND STOCKHOLDER RIGHTS PLAN, AS WELL AS PROVISIONS OF DELAWARE LAW, COULD IMPAIR A TAKEOVER ATTEMPT.

We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

o dividing our board of directors into three classes, each serving a staggered three-year term;
o authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to its common stock;
o    dividend and other rights superior to its common stock;
o limiting the liability of, and providing indemnification to, directors and officers;

o requiring advance notice of stockholder proposals for business to be conducted at meetings of stockholders and for nominations of candidates for election to our Board of Directors;
o specifying that stockholders may take action only at a duly called annual or special meeting of shareowners.

These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management of Extended Systems. As a Delaware corporation, we also are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

In June 2003, pursuant to a Preferred Stock Rights Agreement between Extended Systems and EquiServe Trust Company, N.A., our Board of Directors issued certain Preferred Share Purchase Rights. The Rights were not intended to prevent a takeover of Extended Systems. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of Extended Systems deemed undesirable by our Board of Directors. The Rights would cause substantial dilution to a person or group that attempted to acquire Extended Systems on terms or in a manner not approved by our Board of Directors, except pursuant to an offer conditioned upon redemption of the Rights.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and also could affect the price that some investors are willing to pay for our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of June 30, 2003, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of June 30, 2003. As of June 30, 2002, we had forward contracts with a nominal value of $1.9 million in place against the euro and British pound sterling, which matured within 30 days. We recognized a net currency exchange gain of $261,182 for the fiscal year ended June 30, 2003 and net currency exchange losses of $129,000 and $1,000 for the fiscal years ended June 30, 2002 and 2001, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed accountants, and the Company does not have any disagreements with its accountants, PricewaterhouseCoopers, on accounting and financial disclosure required to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (Exchange
Act).

ITEM 9A. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures" within the meaning of Rule 13a-14(c) of the Exchange Act ("Disclosure Controls and Procedures"). Our Disclosure Controls and Procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls and Procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted, however, that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, such officers have concluded that the Disclosure Controls and Procedures are effective.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The information required by this Item with respect to executive officers is included in Part I of this Form 10-K under the heading "Employees." The information required by this Item with respect to our directors is incorporated by reference from the information contained in the section entitled "Proposal One--Election of Class I Directors" and "Proposal Two--Election of Class II Director" in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders ("the Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information contained in the sections entitled "Executive Compensation and Other Matters, " and "Performance Graph" in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

The following table sets forth information regarding our equity compensation plans as of June 30, 2003:

                                                                                                 NUMBER OF SECURITIES REMAINING
                                     NUMBER OF SECURITIES TO            WEIGHTED-AVERAGE         AVAILABLE FOR FUTURE ISSUANCE
                                    BE ISSUED UPON EXERCISE OF         EXERCISE PRICE OF           UNDER EQUITY COMPENSATION
                                   UTSTANDING OPTIONS, WARRANTS       OUTSTANDING OPTIONS,        PLANS (EXCLUDING SECURITIES
                                            AND RIGHTS                WARRANTS AND RIGHTS           REFLECTED IN COLUMN (A))
PLAN CATEGORY                                  (A)                            (B)                             (C)
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by shareholders(1).........      3,268,769                       $  9.54                         1,366,130

Equity compensation plans not
  approved by shareholders(2).........         35,000                       $  7.35                                 -

Total.................................      3,303,769                       $  9.51                         1,366,130

--------------------

(1)   INCENTIVE STOCK OPTION PLANS

      The aggregate number of shares of common stock for which options may be granted under the 2001 Approved Share Option Scheme is 125,000. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2003 and 2002, the Company granted options to purchase 58,466 and 27,150 shares, respectively. At June 30, 2003, 87,382 options were outstanding under the 2001 Approved Share Option Scheme, of which 31,573 options were exercisable.

      The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Plan is 3,325,000. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2003 and 2002, the Company granted options to purchase 1,195,309 and 485,750 shares, respectively. At June 30, 2003, 2,325,418 options were outstanding under the 1998 Stock Plan, of which 1,222,153 options were exercisable.

      The aggregate number of shares of common stock for which options have been granted under the 1994 Stock Plan is 2,666,667. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2003 and 2002, there were no options granted under the 1994 Stock Plan. At June 30, 2003, 264,233 options were outstanding and exercisable under the 1994 Stock Plan.

      The aggregate number of shares of common stock for which options have been granted under the 1984 Stock Plan is 3,333,333. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2003 and 2002, there were no options granted under the 1984 Stock Plan. At June 30, 2003, 13,001 options were outstanding and exercisable under the 1984 Stock Plan.

      RESTRICTED STOCK PLANS

      The aggregate number of shares of common stock for which options have been granted under the 1987 Restricted Stock Option Plan is 1,668,334. The term of these non-transferable stock options may not exceed ten years. The terms, such as exercise price of the options, were determined at the date of grant. The plan terminated in September 1997. At June 30, 2003, 406,235 options were outstanding and exercisable under the 1987 Restricted Stock Option Plan.

      The aggregate number of shares of common stock for which options may be granted under the 1998 Director Stock Plan is 250,000. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant. During the years ended June 30, 2003 and

      2002, the Company granted options to purchase 45,000 and 37,500 shares, respectively. At June 30, 2003, 172,500 options were outstanding under the 1998 Director Stock Plan, of which 120,833 options were exercisable.

      EMPLOYEE STOCK PURCHASE PLAN

      The aggregate number of shares of common stock that are available for issuance under this plan as of June 30, 2003 is 573,840 shares and is included in column (c). As of June 30, 2003, there have been 1,092,108 shares issued since the plan's inception. The plan provides for annual increases in the number of shares available for issuance on each anniversary date of the plan's adoption equal to the lesser of (i) the number of shares needed to restore the maximum aggregate number of shares available to 700,000, or (ii) an amount determined by the Board of Directors.

(2)   WARRANTS

      On January 15, 2002, in connection with obtaining our line of credit with Silicon Valley Bank, the Company issued stock warrants to purchase 35,000 shares of the Company's Common Stock at an exercise price of $7.35 per share. The warrants vested immediately upon issuance and expire seven years from the date of the grant.

OTHER INFORMATION REQUIRED BY THIS ITEM
---------------------------------------

Certain other information required by this Item is incorporated by reference to the information contained in the section entitled "Share Ownership of Beneficial Owners" in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the information contained in the section entitled "Certain Transactions" in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES.

The information required by this Item is incorporated by reference to the information set forth in Item 9A of this Annual Report on Form 10-K.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is not required of the Company as of the date of this Annual Report on Form 10-K.


                                     PART IV

ITEM 16.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (A)   1. FINANCIAL STATEMENTS

                 The following financial statements are filed as a part of this report:

                 Consolidated financial statements as of June 30, 2003 and 2002 and for each of the three years in the period ended June 30, 2003:

                 Report of Independent Accountants.........................  45
                 Consolidated Balance Sheets...............................  46
                 Consolidated Statements of Operations.....................  47
                 Consolidated Statements of Comprehensive Loss.............  47
                 Consolidated Statements of Stockholders' Equity...........  48
                 Consolidated Statements of Cash Flows.....................  49
                 Notes to Consolidated Financial Statements................  50

           2.    FINANCIAL STATEMENT SCHEDULE

                 Schedule II - Valuation and Qualifying Accounts...........  68

                 All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes to our consolidated financial statements.

           3.    EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------
2.4 Agreement and Plan of Merger and Reorganization by and among Extended Systems Incorporated, Venus Acquisition Corporation, ViaFone, Inc., U.S. Bank N.A. as the Escrow Agent and Josh Stein as the Company Representative dated May 28, 2002. (5)
3.1        Restated Certificate of Incorporation. (1)
3.2        Restated Bylaws. (2)
4.1 Preferred Stock Rights Agreement, dated June 5, 2003, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively. (7)
10.1       Form of Indemnification Agreement for directors and officers. (1)
10.2.1     1998 Stock Plan and form of agreement thereunder. (1)
10.2.2     Amendment 1 to the 1998 Stock Plan. (4)
10.3.1 1998 Employee Stock Purchase Plan and forms of participation agreements thereunder. (1)
10.3.2     Amendment 1 to the Employee Stock Purchase Plan. (4)
10.4.1     1998 Directors Stock Option Plan and form of agreement thereunder.
           (1)
10.4.2     Amendment 1 to the 1998 Directors Stock Option Plan. (4)
10.5       1994 Incentive Stock Option Plan. (1)
10.6       1987 Restricted Stock Option Plan, as amended. (1)
10.7       1984 Incentive Stock Option Plan, as amended. (1)
10.8       Extended Systems Incorporated 2001 Approved Share Option Scheme. (4)
10.9       Extended Systems Incorporated 401(k) Plan. (1)
10.10.1 Commercial/Investment Real Estate Purchase and Sale Agreement dated September 3, 2003 between Extended Systems of Idaho, Incorporated and Hopkins Real Estate Investment #I, LLC. *
10.10.2 Commercial Lease Agreement dated September 26, 3003 between Extended Systems of Idaho, Incorporated and Hopkins Real Estate Investments, LLC. *
10.10.3 Option Agreement dated September 26, 2003 between Extended Systems of Idaho, Incorporated and Hopkins Real Estate Investments, LLC. *
10.21      Employment Agreement between the Company and Steven D. Simpson. (1)
10.22      Employment Agreement between the Company and Raymond A. Smelek. *
10.26      Employment Agreement between the Company and Bradley J. Surkamer. (3)
10.27.1    Employment Agreement between the Company and Karla K. Rosa. (3)
10.27.2    Amendment to Employment Agreement between the Company and Karla K.
           Rosa. *
10.28      Employment Agreement between the Company and Raphael Auphan. (6)
10.29      Employment Agreement between the Company and Fernando Ruarte. (6)
10.30.1    Employment Agreement between the Company and Kerrin Pease. *
10.30.2    Amendment to Employment Agreement between the Company and Kerrin
           Pease. *
10.31.1    Employment Agreement between the Company and Mark A. Willnerd. *
10.31.2 Amendment to Employment Agreement between the Company and Mark A. Willnerd. *
10.32.1    Employment Agreement between the Company and Nigel Doust. *
10.32.2    Amendment to Employment Agreement between the Company and Nigel
           Doust. *
10.33      Employment Agreement between the Company and Charles W. Jepson.*
10.50      Separation Agreement between the Company and Donald J. Baumgartner. *
10.51      Separation Agreement between the Company and Bradley J. Surkamer. *
10.52      Separation Agreement between the Company and Fernando Ruarte. *
10.53      Separation Agreement between the Company and Raphael Auphan. *
10.54      Separation Agreement between the Company and Steven D. Simpson. *
21.1       List of Subsidiaries. *
23.1       Consent of Independent Accountants. *
31 Certification of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32 Certification of Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
-----------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission on March 4, 1998.

(2) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1998.

(3) Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1999.

(4) Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2001.

(5) Incorporated by reference from Registrant's Registration Statement on Form S-4, as amended (File No. 333-91202), filed initially with the Securities and Exchange Commission on July 19, 2002.

(6) Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2002.

(7) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2003.

*    Filed herewith.



(B)  REPORTS ON FORM 8-K

     On April 21, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated April 21, 2003 announcing the financial results for the third fiscal quarter ended March 31, 2003.

     On June 9, 2003, we filed a current report on Form 8-K to announce the adoption of a stockholder rights plan pursuant to the Preferred Stock Rights Agreement between Extended Systems Incorporated and EquiServe Trust Company, N.A., a national banking association, as Rights Agent.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Extended Systems Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) on page 42 present fairly, in all material respects, the financial position of Extended Systems Incorporated and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Extended Systems Incorporated's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 25, 2003 (with the exception of Note 16, which is dated September 26, 2003)

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                                              JUNE 30,        JUNE 30,
                                                                                2003            2002
                                                                             ----------      ----------
ASSETS
Current:
   Cash and cash equivalents ...........................................     $    3,502      $    5,439
   Receivables, net of allowances of $914 and $831 .....................          5,644           4,284
   Prepaids and other ..................................................            966           1,719
                                                                             ----------      ----------
      Total current assets .............................................         10,112          11,442
Property and equipment, net ............................................          5,293           5,786
Goodwill ...............................................................         12,489           1,941
Intangibles, net .......................................................          1,197           1,202
                                                                             ----------      ----------
      Total assets .....................................................     $   29,091      $   20,371
                                                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable ....................................................     $    2,314      $    2,377
   Accrued expenses ....................................................          2,888           2,739
   Deferred revenue ....................................................          2,961           2,167
   Accrued restructuring ...............................................            722              --
   Current portion of long-term debt ...................................            434              --
   Current portion of capital leases ...................................             22              --
                                                                             ----------      ----------
      Total current liabilities ........................................          9,341           7,283

Non-current:
   Long-term debt ......................................................            325              --
   Capital leases ......................................................             42              --
   Other long-term liabilities .........................................            127              --
                                                                             ----------      ----------
      Total non-current liabilities ....................................            494              --
                                                                             ----------      ----------
      Total liabilities ................................................          9,835           7,283

Commitments and contingencies--Note 11

Stockholders' equity:
   Preferred stock; $0.001 par value per share, 5,000 shares authorized;
      no shares issued or outstanding ..................................             --              --
   Common stock; $0.001 par value per share, 75,000 shares authorized;
      13,977 and 11,208 shares issued and outstanding ..................             14              11
   Additional paid-in capital ..........................................         44,481          34,053
   Treasury stock; $0.001 par value per share, 261 and 0 common shares .             --              --
   Accumulated deficit .................................................        (23,884)        (20,124)
   Accumulated other comprehensive loss ................................         (1,355)           (852)
                                                                             ----------      ----------
      Total stockholders' equity .......................................         19,256          13,088
                                                                             ----------      ----------
      Total liabilities and stockholders' equity .......................     $   29,091      $   20,371
                                                                             ==========      ==========

                 The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------------------
                                                        2003            2002            2001
                                                     ----------      ----------      ----------
Revenue:
   License fees and royalties ..................     $   21,733      $   19,176      $   19,928
   Services ....................................          5,743           3,058           2,721
   Hardware and other ..........................             58              41           4,261
                                                     ----------      ----------      ----------
      Total net revenue ........................         27,534          22,275          26,910

Costs and expenses:
   Cost of license fees and royalties ..........          1,146           1,346           1,765
   Cost of services ............................          3,209           1,198           1,742
   Cost of hardware and other ..................            (24)              9           3,769
   Research and development ....................          7,173          10,030          12,446
   Acquired in-process research and development             430              --              --
   Marketing and sales .........................         14,482          13,489          17,542
   General and administrative ..................          4,889           4,381           7,169
   Amortization of goodwill ....................              0             925             925
   Restructuring charge ........................            597             213           1,066
                                                     ----------      ----------      ----------
      Total costs and expenses .................         31,902          31,591          46,424
                                                     ----------      ----------      ----------
      Loss from operations .....................         (4,368)         (9,316)        (19,514)
Other expense (income), net ....................           (257)              4            (457)
Interest expense ...............................            307              70              (1)
                                                     ----------      ----------      ----------
      Loss before income taxes .................         (4,418)         (9,390)        (19,056)
Income tax (benefit) provision .................           (200)         (2,257)          7,228
                                                     ----------      ----------      ----------
      Loss from continuing operations ..........         (4,218)         (7,133)        (26,284)
Discontinued operations, net of tax:
      Income (loss) from discontinued operations            458             (57)          2,810
                                                     ----------      ----------      ----------
      Net loss .................................     $   (3,760)     $   (7,190)     $  (23,474)
                                                     ==========      ==========      ==========

Basic and diluted (loss) per share:
   Loss from continuing operations .............     $    (0.31)     $    (0.64)     $    (2.48)
   Income (loss) from discontinued operations ..           0.03           (0.01)           0.26
                                                     ----------      ----------      ----------
Basic and diluted loss per share ...............     $    (0.28)     $    (0.65)     $    (2.22)
                                                     ==========      ==========      ==========

Number of shares used in per share calculations:
   Basic and diluted ...........................         13,376          11,048          10,587


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
                                                           FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------------------
                                                        2003            2002            2001
                                                     ----------      ----------      ----------
Net loss........................................     $   (3,760)     $   (7,190)     $  (23,474)
Change in currency translation..................           (503)            (65)           (108)
                                                     ----------      ----------      ----------
      Comprehensive loss........................     $   (4,263)     $   (7,255)     $  (23,582)
                                                     ==========      ==========      ==========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                    COMMON STOCK                         RETAINED                  ACCUMULATED
                               ----------------------     ADDITIONAL     EARNINGS                      OTHER         TOTAL
                                                            PAID-IN    (ACCUMULATED    DEFERRED   COMPREHENSIVE  STOCKHOLDERS'
                                SHARES        AMOUNT        CAPITAL      DEFICIT)    COMPENSATION      LOSS         EQUITY
                               --------      --------      --------      --------      --------      --------      --------
BALANCE AT JUNE 30, 2000 .....   10,309            10        28,108        10,540          (264)         (679)       37,715

   Net loss ..................       --            --            --       (23,474)           --            --       (23,474)
   Translation adjustment ....       --            --            --            --            --          (108)         (108)
   Employee stock plans ......      662             1         4,629            --            --            --         4,630
   Compensatory options ......       --            --           (12)           --           187            --           175
                               --------      --------      --------      --------      --------      --------      --------
BALANCE AT JUNE 30, 2001 .....   10,971            11        32,725       (12,934)          (77)         (787)       18,938
                               ========      ========      ========      ========      ========      ========      ========

   Net loss ..................       --            --            --        (7,190)           --            --        (7,190)
   Translation adjustment ....       --            --            --            --            --           (65)          (65)
   Stock issued in business
    combinations .............       34            --           204            --            --            --           204
   Stock warrants ............       --            --           209            --            --            --           209
   Employee stock plans ......      203            --           956            --            --            --           956
   Compensatory options ......       --            --           (41)           --            77            --            36
                               --------      --------      --------      --------      --------      --------      --------
BALANCE AT JUNE 30, 2002 .....   11,208      $     11      $ 34,053      $(20,124)     $     --      $   (852)     $ 13,088
                               ========      ========      ========      ========      ========      ========      ========

   Net loss ..................       --            --            --        (3,760)           --            --        (3,760)
   Translation adjustment ....       --            --            --            --            --          (503)         (503)
   Notes issued / payments
    received .................                                  157                                                     157
   Stock issued in business
    combinations .............    2,550             3         9,894            --            --            --         9,897
   Stock warrants ............       --            --            --            --            --            --
   Employee stock plans ......      219            --           377            --            --            --           377
   Compensatory options ......       --            --            --            --            --            --
                               --------      --------      --------      --------      --------      --------      --------
BALANCE AT JUNE 30, 2003 .....   13,977      $     14      $ 44,481      $(23,884)     $     --      $ (1,355)     $ 19,256
                               ========      ========      ========      ========      ========      ========      ========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                       FOR THE YEARS ENDED JUNE 30,
                                                                               ------------------------------------------
                                                                                  2003            2002            2001
                                                                               ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................................     $   (3,760)     $   (7,190)     $  (23,474)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Provision for bad debts ...............................................             85             383             793
   Provision for product returns .........................................             --               1             401
   Provision for excess and obsolete inventory ...........................             86              24             785
   Depreciation and amortization .........................................          1,905           2,917           3,134
   Acquired in-process research and development ..........................            430              --              --
   Tax benefit from employee stock options ...............................             --              --           1,308
   Deferred income taxes .................................................             --              --           6,500
   Stock option compensation .............................................             --              36             175
   Other .................................................................            250             (56)           (237)
   Changes in assets and liabilities, net of effect of acquisitions:
      Receivables ........................................................             33           3,226           2,772
      Inventories ........................................................             (1)            306             878
      Prepaids and other assets ..........................................           (385)           (517)            203
      Deferred revenue ...................................................            226             827             572
      Accounts payable and accrued expenses ..............................         (2,032)         (2,429)          2,139
                                                                               ----------      ----------      ----------
          Net cash used by operating activities ..........................         (3,163)         (2,472)         (4,051)
                                                                               ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ....................................            (46)           (148)         (1,095)
   Proceeds from the sale of property and equipment ......................             15              16             671
   Proceeds from the sale of discontinued operations, net of cash expenses             --             512           1,601
   Acquisitions:
      ViaFone, net of cash acquired ......................................          1,119              --              --
      AppReach, Inc., net of cash acquired ...............................             --             (15)             --
   Other investing activities ............................................            160              97              42
                                                                               ----------      ----------      ----------
          Net cash provided by (used by) investing activities ............          1,248             462           1,219
                                                                               ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock ............................            376             871           3,297
   Payments on long-term debt ............................................           (499)             --             (67)
                                                                               ----------      ----------      ----------
          Net cash provided by (used by) financing activities ............           (123)            871           3,230
   Effect of exchange rate changes on cash ...............................            101              (7)             (4)
                                                                               ----------      ----------      ----------
   Net increase (decrease) in cash and cash equivalents ..................         (1,937)         (1,146)            394

CASH AND CASH EQUIVALENTS:
   Beginning of year .....................................................          5,439           6,585           6,191
                                                                               ----------      ----------      ----------
   End of year ...........................................................     $    3,502      $    5,439      $    6,585
                                                                               ==========      ==========      ==========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

Our consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Tabular amounts are in thousands, except years, percentages and per share amounts.

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

We have a history of incurring losses from operations and have an accumulated deficit of approximately $23.9 million as of June 30, 2003. For the year ended June 30, 2003, we incurred a loss from operations of approximately $3.8 million, and negative cash flows from operations of approximately $3.2 million. At June 30, 2003, we had cash and cash equivalents of $3.5 million. Subsequent to that date we closed the sale of our Boise building and approximately eight acres of land under a sale-and-leaseback agreement, generating additional cash proceeds of $4.6 million. Management believes that our existing working capital and borrowing capacity, the funds we have generated from the property transaction and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements through at least June 30, 2004.

Management cannot be certain, however, that the underlying assumed levels of revenues and expenses will be accurate. If operating results were to fail to meet management's expectations, we could be required to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING CHANGES. We completed the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard requires, upon adoption, the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Impairment of existing goodwill must be tested at least annually thereafter. We perform our annual impairment test in the fourth quarter of each fiscal year. For fiscal 2003 we found there to be no impairment of our goodwill.

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

In accordance with SFAS No. 142, the effect of adopting this accounting change is reflected prospectively. The following table presents comparative financial information showing the effects that discontinuance of goodwill amortization would have had on the income statement for the fiscal years ended:

                                                           JUNE 30,
                                                  --------------------------
                                                     2003            2002
                                                  ----------      ----------
Net loss:
Reported net loss ...........................     $   (3,760)     $   (7,190)
Goodwill amortization (1) ...................             --             925
                                                  ----------      ----------
Adjusted net loss ...........................     $   (3,760)     $   (6,265)
                                                  ==========      ==========

Basic and diluted loss per share:

Reported loss per share .....................     $    (0.28)     $    (0.65)
Goodwill amortization (1) ...................             --            0.08
                                                  ----------      ----------
Adjusted basic and diluted loss per share....     $    (0.28)     $    (0.57)
Number of shares used in per share
calculations ................................         13,376          11,048

(1) Includes $75,000 of amortization related to assembled workforce assets that were reclassified as goodwill effective July 1, 2002.

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

Effective January 1, 2003, we adopted the disclosure provisions of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material effect on our financial position or results of operations. Disclosure of our guarantees, indemnifications, and warranties is included in
Note 11 of our financial statements.

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

We apply APB No. 25 and its related interpretations to measure compensation expense for stock-based compensation plans. If compensation expense for our stock option plans had been determined under SFAS No. 123, our net loss would have been equal to the pro forma amounts indicated below for the years ended June 30:
                                          2003           2002           2001
                                      ----------     ----------     ----------
As reported:
   Net loss.......................... $   (3,760)    $   (7,190)    $  (23,474)
   Loss per share:
      Basic and diluted..............      (0.28)         (0.65)         (2.22)
Pro forma:
   Net loss..........................     (9,412)       (13,901)       (31,545)
   Loss per share:
      Basic and diluted..............      (0.70)         (1.26)         (2.98)

We determined the fair value of options at the date of grant using the Black-Scholes option-pricing model. We assumed no future dividends will be paid. The other weighted-average assumptions and the weighted-average fair values of stock options are as follows for the years ended June 30:

                                             2003        2002        2001
                                            ------      ------      ------
Risk-free interest rate:
   Option plans...........................     4.6%        4.6%        5.6%
   Purchase plan..........................     3.3%        3.7%        4.7%
Volatility factor.........................     103%        113%         99%

Expected life in years:
   Option plans...........................     7.6         7.6         7.6
   Purchase plan..........................     0.5         0.7         1.6

Fair value at grant date:
   Exercise price equal to market price...  $ 2.37      $ 4.30      $26.07
   Exercise price less than market price..  $   --      $   --      $   --


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

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with the changes in fair value of the underlying asset or liability being managed. As of June 30, 2003, we had no forward contracts in place. As of June 30, 2002, we had forward contracts with a nominal value of $1.9 million in place against the euro and British pound sterling, which matured within 30 days. We recognized a net currency exchange gain of $261,182 for the fiscal year ended June 30, 2003 and net currency exchange losses of $129,000 and $1,000 for the fiscal years ended June 30, 2002 and 2001, respectively.

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

Our diluted earnings or loss per share computations exclude the following common stock equivalents as the impact of their inclusion would have been antidilutive:

                                                    2003      2002     2001
Stock options..................................    3,269     2,787    2,819
Warrants.......................................       35        35       --

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

Service revenue consists of consulting, support and maintenance, and other services. Revenue for consulting and other services, including training revenue, is generally recognized as services are performed. Support and maintenance includes both updates and technical support. Support and maintenance revenue is recognized ratably over the term of the agreement, and generally represents a fixed percentage of license fees incurred under the contract. Where software license agreements include a combination of consulting, support and maintenance, and other services, any fees related to undelivered elements are unbundled from the arrangement based on their vendor specific objective evidence of fair value and the residual fees after the unbundling are allocated to the delivered elements and recognized as revenue ("the residual method"). For certain of our products, we do not sell maintenance separately, but do provide minimal support and bug fixes and, from time to time, minor enhancements to ensure that the products comply with their warranty provisions. Accordingly, we allow for warranty costs at the time the product revenue is recognized.

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

ADVERTISING COSTS are expensed as incurred. Our advertising costs were $962,000 in fiscal 2003, $1,534,000 in fiscal 2002 and $3,404,000 in fiscal 2001.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK. Our cash equivalents are highly liquid investments with original maturities of three months or less, readily convertible to known amounts of cash. We consider the amounts we report as cash equivalents and receivables as reasonable approximations of their fair values. We made these estimates of fair value in accordance with the requirements of Statement of Financial Accounting Standard No. 107, `Disclosure about Fair Value of Financial Instrument.' We based the fair value estimates on market information available to us as of June 30, 2003. The use of different market assumptions and estimation methodologies could have a material effect on our estimated fair value amounts.

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British Pound, to hedge payments and receipts of foreign currencies related to the purchase and sale of goods to our international subsidiaries. While these hedging instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. We do not hold or issue financial instruments for speculative purposes.

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

PROPERTY AND EQUIPMENT are stated at cost and depreciated using the straight-line method over estimated useful lives of 7 to 15 years for land improvements, 7 to 40 years for buildings, 3 to 5 years for computer equipment and 5 to 7 years for furniture and fixtures. Our depreciation and amortization expense for property and equipment was $1.2 million in fiscal 2003, $1.3 million in fiscal 2002 and $1.4 million in fiscal 2001. We remove the net book value of property and equipment retired or otherwise disposed of from our books and include the net gain or loss in the determination of our results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS. We review the carrying value of long-lived assets, comprised mainly of property and equipment, goodwill and intangible assets, for impairment whenever events and circumstances indicate that we may not recover the carrying value of an asset from the estimated future cash flows expected to result from its use and eventual disposition. In cases where expected future cash flows are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets. No assets were considered impaired at June 30, 2003 or 2002.

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

RECENTLY ISSUED ACCOUNTING STANDARDS. In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity, and therefore, the adoption of this interpretation did not have any impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect adoption of this statement to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities--all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

Our selected cash payments and non-cash activities were as follows for the years ended June 30:
                                               2003         2002         2001
                                             ----------------------------------
Income taxes paid (refunded), net........... $     26     $ (1,375)    $ (1,393)
Stock issued in business combinations.......    9,894          204           --
Deferred compensation.......................       --          (41)         (12)
Interest paid...............................       91           41           22

NOTE 4.  DISCONTINUED OPERATIONS

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

The following summarizes the results of discontinued operations:

                                                FOR THE YEARS ENDED JUNE 30,
                                               2003         2002         2001
                                             ----------------------------------
Net revenue................................. $  1,488     $  2,687     $ 21,129
Gross profit................................      696        1,175        8,091
Income tax provision........................      273          491        1,662
Income (loss) from discontinued operations,
  net of taxes..............................      458          278        2,740
Gain (loss) on sale of discontinued
  operations, net of taxes..................       --         (335)          70
Earnings (loss) per share from discontinued
  operations:
      Basic and diluted.....................     0.03        (0.01)        0.26

NOTE 5.  RESTRUCTURING CHARGES

We recorded $597,000 in workforce reduction costs during fiscal 2003, consisting primarily of severance, benefits, and other costs related to the termination of 31 employees in research and development, marketing and sales, manufacturing, and administration, of which 24 were located in the United States, 3 in Canada and 4 in Europe. As of June 30, 2003 we had paid $409,000 of these charges. The remaining balance of $188,000 will be paid in the first two quarters of fiscal 2004.

During the first quarter of fiscal 2003 we also assumed a restructuring liability in connection with our acquisition of ViaFone. Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993,000 of future lease commitments that had been accrued but not yet paid, $266,000 of workforce reduction liabilities and $30,000 of liabilities relating to the closure of ViaFone's French office. As of June 30, 2003 the workforce reduction liabilities and liabilities related to closing ViaFone's French office had been paid in full, and the balance of future lease commitments assumed was $534,000. We will pay $145,000 in each of the next three quarters and $99,000 in the final quarter of fiscal 2004 for these lease commitments.

A summary of the restructuring costs is outlined as follows:

                                                              Workforce     Facilities
                                                              Reduction        and
                                                                Costs       Other Costs      Total
                                                              ----------    ----------    ----------
Restructuring charges incurred in fiscal 2001 ..............  $    1,096    $       --    $    1,096
Cash payments ..............................................          --            --            --
                                                              ----------    ----------    ----------
Balance at June 30, 2001 ...................................       1,096            --         1,096
Restructuring charges incurred in fiscal 2002 ..............         213            --           213
Cash payments ..............................................      (1,309)           --        (1,309)
                                                              ----------    ----------    ----------
Balance at June 30, 2002 ...................................  $       --    $       --    $       --
Restructuring charges incurred in fiscal 2003 ..............         597            --           597
Restructuring accrual assumed with ViaFone acquisition .....         266         1,023         1,289
Adjustment to the accrual assumed with ViaFone acquisition..         (14)           --           (14)
Cash payments ..............................................        (661)         (489)       (1,150)
                                                              ----------    ----------    ----------
Balance at June 30, 2003 ...................................  $      188    $      534    $      722
                                                              ==========    ==========    ==========

NOTE 6.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

We recorded $11.0 million of goodwill upon closing of the ViaFone acquisition in the first quarter of fiscal 2003. In the second, third, and fourth quarters of fiscal 2003, we adjusted the purchase price allocation to reflect a reduction in accrued acquisition costs and revisions to the fair values of certain assets acquired and liabilities assumed at the date of acquisition. These adjustments resulted in a net decrease to goodwill of approximately $198,000, $346,000 and $17,000, respectively. No goodwill was impaired or written off in fiscal 2003. The changes in the carrying amount of goodwill for the fiscal year 2003 are as follows:

Balance as of June 30, 2002............................................................   $    1,941
Reclassification of certain intangibles in connection with SFAS 142 adoption...........          138
Acquisitions during the period.........................................................       10,971
Post-acquisition adjustments in the second quarter of fiscal 2003......................         (198)
Post-acquisition adjustments in the third quarter of fiscal 2003.......................         (346)
Post-acquisition adjustments in the fourth quarter of fiscal 2003......................          (17)
                                                                                          ----------
Balance as of June 30, 2003............................................................   $   12,489
                                                                                          ==========

Upon closing of the ViaFone acquisition in the first quarter of fiscal 2003, we acquired purchased technology valued at $780,000 with an amortization period of five years. Customer relationship assets acquired with the ViaFone acquisition were valued at $80,000 with an amortization period of five years. Other identifiable intangible assets, excluding goodwill, consist of the following:

                                                         AS OF JUNE 30,
                            -------------------------------------------------------------------------
                                           2003                                   2002
                            ----------------------------------     ----------------------------------
                              Gross                                 Gross
                            Carrying   Accumulated                 Carrying    Accumulated
                             Amount    Amortization      Net        Amount     Amortization     Net
                            --------     --------     --------     --------     --------     --------
Purchased technology ....   $  3,691     $ (2,561)    $  1,130     $  2,911     $ (1,848)    $  1,063
Assembled workforce (1)..         --           --           --          375         (237)         138
Customer relationships...         80          (13)          67           --           --           --
Non-compete covenants ...          6           (6)          --            6           (6)          --
Other ...................          5           (5)          --            5           (4)           1
                            --------     --------     --------     --------     --------     --------
Total ...................   $  3,782     $ (2,585)    $  1,197     $  3,297     $ (2,095)    $  1,202
                            ========     ========     ========     ========     ========     ========

(1) As part of our adoption of SFAS No. 142, we reclassified $138,000 of net assembled workforce to goodwill as of July 1, 2002.

Amortization of other intangible assets, reported as a component of cost of net revenue, was $726,000 for fiscal 2003 and $582,000 the fiscal years 2002. Based on the identified intangible assets recorded at June 30, 2003, the estimated future amortization expense for the fiscal years 2004, 2005, 2006, 2007 and 2008 is $621,000, $204,000, $172,000, $172,000, and $28,000, respectively.

NOTE 7.  BUSINESS COMBINATIONS

VIAFONE, INC. In August 2002, we completed our acquisition of ViaFone. ViaFone was a privately held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. As a result of the acquisition, we expect to benefit from the licensing of ViaFone's software technology and from the addition of an experienced professional services organization. We also expect to benefit from the strong cross-selling opportunities present within each company's customer base and strategic relationships. The adjusted total purchase price of $10.6 million consisted of $9.9 million of Extended Systems common stock (2,550,000 shares issued based on the average stock price for the five trading days surrounding May 28, 2002) and $0.7 million of direct transaction costs. The total purchase price decreased by $87,000 in the second quarter of fiscal 2003 due to an $87,000 decrease in direct transaction costs resulting from the true-up of accrued transaction costs at the time of payment. In exchange for the Extended Systems common stock issued, all outstanding shares of ViaFone common and preferred stock were acquired. As part of the acquisition agreement, an additional 450,000 shares of Extended Systems common stock were issued to shareholders of ViaFone and placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and net loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with the applicable provisions of the Delaware General Corporation Law, all 450,000 shares automatically became treasury stock.

The transaction was accounted for as a purchase pursuant to SFAS No. 141. The purchase price was allocated as follows:
                                               AMORTIZATION
                                                  PERIOD           AMOUNT
                                               ------------     ------------
Existing technology............................   5 yrs.        $        780
In-process research and development............    n/a                   430
Net tangible assets/liabilities (1)............    n/a                (1,041)
Customer relationships.........................   5 yrs.                  80
Goodwill (2)...................................    n/a                10,410
                                                                ------------
Purchase price (3).............................                 $     10,659
                                                                ============

(1) This amount reflects a net adjustment of $111,000 in the second quarter, a net adjustment of $346,000 in the third quarter and a net adjustment of $17,000 in the fourth quarter to the fair values of certain assets acquired and liabilities assumed from ViaFone.
(2) This amount reflects a reduction in accrued direct acquisition costs of $87,000 and net adjustments to the fair values of certain assets acquired and liabilities assumed from ViaFone in the second, third and fourth quarters of fiscal 2003 of $111,000, $346,000 and $17,000 respectively.
(3) This amount reflects a reduction in accrued direct acquisition costs of $87,000.

The adjusted estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows:

Current assets................................................  $   4,722
Property and equipment........................................        589
                                                                ---------
Total assets acquired.........................................      5,311
Current liabilities...........................................     (4,943)
Deferred revenue..............................................       (491)
Non-current liabilities.......................................       (918)
                                                                ---------
Net tangible assets acquired..................................  $  (1,041)
                                                                =========

Pursuant to SFAS No. 142, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. This goodwill is not deductible for tax purposes.

The purchased in-process research and development was charged to operations at the time of acquisition as it had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from sale of those products once commercially viable, and discounting the net cash flows back to their present values using discount rates of either 19% or 21%, depending on the technology. These rates were based on the industry segment for the technology, the nature of the products to be developed, the length of time to complete development, and the overall maturity and history of the development team. The in-process research and development percentage of completion was estimated to range from 50% to 80%. As of June 30, 2003, the projects in-process at the time of acquisition had been completed with no material differences in the cost to complete from that originally estimated.

The results of operations for the fiscal year 2003 include the operations of ViaFone from August 31, 2002. The following unaudited pro forma consolidated results of continuing operations assume the ViaFone acquisition occurred at the beginning of each period presented:
                                                  PRO FORMA (UNAUDITED)
                                                   FOR THE YEARS ENDED
                                                         JUNE 30,
                                                   --------------------
                                                     2003        2002
                                                   --------    --------
Net revenue from continuing operations........     $ 27,884    $ 23,992
Loss from continuing operations...............       (7,498)    (21,447)

Loss per share from continuing operations:
Basic and diluted.............................     $  (0.56)   $  (1.58)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of fiscal 2002 or 2003, nor is it indicative of results of operations for any future period.

APPREACH, INC. In February 2002, we acquired all of the outstanding stock of AppReach, Inc. for 33,950 shares of our Common Stock valued at $204,000 plus acquisition expenses of approximately $18,000. AppReach, based in Baltimore, Maryland, specialized in the development of enterprise software that extends customer resource management (CRM) applications to mobile and wireless devices.

A summary of the net assets acquired at the date of the acquisition is as follows:

Net working capital.................................................    $   (20)
Property and equipment..............................................          5
Goodwill............................................................        237
                                                                        -------
   Net assets acquired as of date of acquisition....................    $   222
                                                                        =======

This transaction was accounted for by the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and accordingly, the results of operations of the company have been included in the consolidated statement of operations since the acquisition date.

NOTE 8.  RECEIVABLES                                      AS OF JUNE 30,
                                                        2003          2002
                                                     -----------------------
Accounts receivable................................  $   6,338     $   5,109
Other receivables..................................         98            67
Allowance for doubtful accounts....................       (792)         (892)
                                                     -----------------------
                                                     $   5,644     $   4,284
                                                     =======================

NOTE 9.  PROPERTY AND EQUIPMENT                          AS OF JUNE 30,
                                                       2003          2002
                                                     -----------------------
Land and land improvements.........................  $   1,007     $     897
Buildings..........................................      5,798         5,864
Computer equipment.................................      5,702         5,443
Furniture and fixtures.............................      2,308         2,302
                                                     -----------------------
                                                        14,815        14,506
Less accumulated depreciation......................     (9,522)       (8,720)
                                                     -----------------------
                                                     $   5,293     $   5,786
                                                     =======================

NOTE 10. ACCRUED EXPENSES                                AS OF JUNE 30,
                                                       2003          2002
                                                     -----------------------
Accrued payroll and related benefits...............  $   1,336     $   1,211
Accrued warranty and support costs.................        141           175
Other..............................................      1,411         1,353
                                                     -----------------------
                                                     $   2,888     $   2,739
                                                     =======================

NOTE 11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease office space at our locations in Brisbane, California; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; Los Gatos, California; American Fork, Utah; 's-Hertogenbosch, the Netherlands; and Atlanta, Georgia. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $894,000, $391,000, and $531,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At June 30, 2003, the loan balance was $759,000.

On September 3, 2003, we entered into a definitive agreement with Hopkins Financial Services for the sale-and -leaseback of our headquarters building and land in Boise, Idaho. We closed the transaction on September 26, 2003. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price. We have a 10-year option to repurchase the building at a price of $5.1 million. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases," the sale-and-leaseback will be recorded as a financing transaction and will be reflected as long-term debt on our balance sheet for our quarter ending September 30, 2003.

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations are as follows (in thousands):

                                                            YEAR ENDING JUNE 30,
                                            ------------------------------------------------
                                              2004      2005      2006      2007      2008   THEREAFTER   TOTAL
                                            --------  --------  --------  --------  --------  --------  --------
Restructuring-related commitments:
   Operating leases (1)...................  $    534  $     --  $     --  $     --  $     --  $     --  $    534
Other commitments:
   SVB debt principal (2).................       434       325        --        --        --        --       759
   SVB debt interest......................        46        11        --        --        --        --        57
   Payment pursuant to building
        sale-and-leaseback (3)............       331       442       442       442       442     2,317     4,416
   Post-retirement benefits...............        17        17        17        17        17        59       144
   Capital leases (2).....................        28        28        12         7        --        --        75
   Operating leases.......................       730       330       189       157       143       143     1,692
                                            --------  --------  --------  --------  --------  --------  --------
Total other commitments...................     1,586     1,153       660       623       602     2,519     7,143
                                            --------  --------  --------  --------  --------  --------  --------
Total commitments.........................  $  2,120  $  1,153  $    660  $    623  $    602  $  2,519  $  7,677
                                            ========  ========  ========  ========  ========  ========  ========

(1) The restructuring accrual related to the Brisbane lease obligation is reported as an accrued expense in the current liabilities section.
(2) The term debt and capital leases are reported on the balance sheet as current and non-current liabilities, depending on the timing of when payments are due.
(3) There was no contractual commitment related to the sale-and-leaseback transaction as of June 30, 2003 as the transaction closed on September 26, 2003. See Note 16 for additional information on the sale-and-leaseback.

Non-current capital lease obligations are as follows (in thousands):

                                                             AS OF
                                                         JUNE 30, 2003
                                                         -------------
Gross capital lease obligations.......................        $75
Less imputed interest.................................        (10)
                                                         -------------
Present value of net minimum lease payments...........         65
Less current portion..................................        (17)
                                                         -------------
Non-current capital lease obligations.................        $48
                                                         =============

GUARANTEES. We have provided a letter of credit that secures our rental payments at our Brisbane, California location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is renewed annually for successive one-year terms until the expiration of our lease on May 31, 2004. The maximum potential amount of future payments we could be required to make under this letter of credit as of June 30, 2003 is $120,000.

We have also provided a guarantee that secures our rental payments at our Bristol, England location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is valid until the expiration of our lease on January 13, 2005. The maximum potential amount of future payments we could be required to make under this letter of credit as of June 30, 2003 is approximately $25,000.

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

WARRANTIES. We offer warranties on both our software products and discontinued hardware products. We record an accrual for the estimated future costs associated with warranty claims based upon our historical experience and our estimate of future costs. We also include in the warranty reserve an accrual for the estimated future costs associated with free support that we provide on certain products. The adequacy of our warranty reserve is reviewed at least quarterly and if necessary, adjustments are made.

The following table reconciles the changes in our warranty reserve for the year ended June 30, 2003:

Balance at June 30, 2002..........................................    $    175
Accrual for warranty reserve for sales made during the
  year ended June 30, 2003........................................         235
Warranty expirations during the year ended June 30, 2003..........        (269)
                                                                      --------
Balance at June 30, 2003..........................................    $    141
                                                                      ========

LINE OF CREDIT. On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can access up to $5.0 million of financing in the form of a demand line of credit. Our borrowing capacity is limited to 75% of eligible accounts receivable, net of current payments due on our long-term debt. Certain of our assets collateralize the line of credit. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. As of June 30, 2003, we had no outstanding borrowings on the line of credit and we are in compliance with all financial covenants required under the line of credit.

LITIGATION. On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. On December 11, 2002, Pumatech filed a second amended complaint, which adds allegations that unspecified synchronization products infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amend our defenses and counterclaims to include this additional patent. On August 1, 2003 the Honorable Judge D. Lowell Jensen, United States District Judge, issued his Claims Construction Ruling on the interpretation, definition, and scope of the claims in the suit. We believe that the Court's ruling has significantly narrowed claims in five of the Pumatech patents. The Court also ruled that it could not correct an error that appears in all asserted claims of Pumatech's '676 patent. This error must be corrected in reissue proceedings in the Patent Office. Until the Patent Office issues corrected claims, no synchronization software can infringe the '676 patent, and it is unlikely that such a correction would have any retroactive effect. As a result, if any of our products are ultimately held to be infringing this patent, it is unlikely that Pumatech would be entitled to damages for any period prior to the reissue date. We have petitioned the U.S. Patent Office for reexamination of three of the Pumatech patents. The Patent Office has issued an Office Action for each of the three patents rejecting all Pumatech patent claims over the prior art for two of the patents and rejecting all claims on which we requested reexamination for the other patent. As a result of the reexamination process, we expect the patents to be significantly narrowed or rejected by the Patent Office in their entirety. If the patents are amended and reissued, and we are ultimately held to be infringing one of the reissued patents, it is unlikely that Pumatech would be entitled to damages for any period preceding the reissue date. Discovery and other pretrial proceedings are on going; trial is currently scheduled for April 2004.

We believe that we have numerous meritorious defenses to Pumatech's claims and we intend to continue to defend the suit vigorously. However, litigation is inherently uncertain, and we may not prevail in our defenses or counterclaims. If Pumatech prevails in one or more of its claims, we could be required to pay substantial damages for past sales of infringing products, to cease selling specific of our server or desktop synchronization products that are held to infringe a Pumatech patent, to pay royalties on the sales of specific products that are held to infringe a Pumatech patent, or some combination of these results. We may also incur significant development costs to redesign certain of our products to ensure that they are non-infringing. Any of such outcomes could have a material adverse effect on our business and financial position. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

We are also, from time-to-time, a party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

NOTE 12.  STOCKHOLDERS' EQUITY

TREASURY STOCK. On August 30, 2002, we completed our acquisition of ViaFone. As part of the acquisition agreement, 450,000 of these shares were placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with applicable provisions of the Delaware General Corporation Law, all 450,000 shares automatically became treasury stock. During fiscal 2003, we reissued 188,943 in connection with employee stock purchases. The remaining 261,057 shares are classified as treasury stock at June 30, 2003.

WARRANTS. In connection with entering into the line of credit agreement with Silicon Valley Bank, on January 15, 2002, we issued warrants to purchase 35,000 shares of Extended Systems common stock at an exercise price of $7.35 per share. The warrants vested immediately upon issuance and expire seven years from the date of the grant. The fair value of these warrants at the date of grant was $210,000 and is being amortized over twenty-four months, the term of the line of credit facility. Amortization expense of $157,000 was recorded during the year ended June 30, 2003.

STOCKHOLDER RIGHTS PLAN. On June 5, 2003, our Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a rights dividend at the rate of one right for each share of common stock held as of the close of business on June 19, 2003. The rights plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of Extended Systems without offering a fair price to all of our stockholders. The plan is intended to protect the interests of stockholders in the event we are confronted in the future with coercive or unfair takeover tactics.

Each right will entitle holders of Extended Systems common stock to buy a fraction of a share of Extended Systems Preferred Stock at an exercise price of $21 per fraction of a preferred share. Generally, the rights will be exercisable only if a person or group acquires more than 15% of the common stock or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock.

If any person or group becomes the beneficial owner of 15% or more of the common stock, referred to as a "flip-in event," each right not owned by such person or related parties will entitle its holder to purchase, at the then current exercise price of the right, common stock of Extended Systems having a value of twice the right's exercise price. After the occurrence of a flip-in event and before any person or affiliated group becomes the owner of 50% or more of the then outstanding common stock, Extended Systems may also exchange one share of common stock for each right outstanding. In addition, if Extended Systems is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells or transfers more than 50% of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase, at the then current exercise price of the right, shares of common stock of such other person having a value of twice the right's exercise price.

Extended Systems can redeem the rights at $0.001 per right at any time on or prior to the fifth day after a public announcement is made that a person or group has acquired ownership of 15% or more of our common stock. The rights will expire on June 19, 2013, unless earlier redeemed or exchanged.

STOCK PLANS. We have four incentive stock option plans, adopted in 1984, 1994, 1998 and 2001. Our employees, directors and consultants are eligible for options under these plans. Options granted before December 24, 1997 generally vest 20% per year over a period of five years from the date of grant. Options granted December 24, 1997 and after generally vest over a period of four years, vesting 25% on the first anniversary of the option and 1/48 per month thereafter. The exercise price generally is equal to the fair market value of our common stock on the date of grant or at a price determined by the compensation committee of our Board of Directors. For the 1984 and 1994 plans, unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee. Options granted under the 1998 and 2001 plan generally lapse ten years after issuance or three months after the option holder ceases to be an employee. Shares available for grant under these plans totaled 722,707 at June 30, 2003.

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

We adopted a director stock plan in 1998. Our directors are eligible for options under this plan. Options are granted at the fair market value of our common stock on the grant date. An initial grant of 15,000 shares per director will vest over a period of three years vesting one-third on the first anniversary of the option and 1/36 per month thereafter. Subsequent grants of 7,500 shares will be automatically granted to directors each year provided that such directors have served on the Board for at least six months. These subsequent options will vest in full on the first anniversary of the date of grant. Unexercised options lapse ten years after issuance or three months after the date the option holder ceases to be a director. Shares available for grant under this plan totaled 69,583 at June 30, 2003.

We adopted an employee stock purchase plan in 1998. The plan is generally implemented by 24-month offering periods beginning the first trading day on or after June 30 and December 31 of each year. Each offering period contains up to four purchase periods of six months duration. The purchase plan generally permits eligible employees to purchase our common stock through payroll deductions of up to 15% of an employee's compensation, except that no participant's right to purchase shares may accrue at a rate that exceeds $25,000 each calendar year. The price of stock purchased under the purchase plan is 85% of the lower of the fair market value of our common stock on the first day of an offering period or the last day of each six-month purchase period. Employees may end their participation at any time during a purchase period, and they will be paid their payroll deduction withheld within that purchase period. Shares available for purchase under this plan totaled 573,840 at June 30, 2003.

                                       WEIGHTED-
                                         AVERAGE
STOCK OPTION ACTIVITY             EXERCISE PRICE    OUTSTANDING     EXERCISABLE
-------------------------------------------------------------------------------
AS OF JUNE 30, 2000.............           10.39          2,332           1,130
   Granted......................           26.07            894              --
   Became exercisable...........                             --             549
   Exercised....................           33.03           (278)           (278)
   Canceled/expired.............           16.45           (129)            (10)
                                                    ----------------------------
AS OF JUNE 30, 2001.............           15.52          2,819           1,391
                                                    ===========================
   Granted......................            4.35            550              --
   Became exercisable...........                             --             556
   Exercised....................            6.26            (89)            (89)
   Canceled/expired.............           16.86           (493)           (170)
                                                    ---------------------------
AS OF JUNE 30, 2002.............           13.44          2,787           1,688
                                                    ===========================
   Granted......................            2.37          1,299              --
   Became exercisable...........               -             --             694
   Exercised....................            3.64            (30)            (30)
   Canceled/expired.............           11.78           (787)           (294)
                                                    ---------------------------
AS OF JUNE 30, 2003.............            9.54          3,269           2,058
                                                    ===========================

The weighted-average remaining contractual life of options outstanding at June 30, 2003 was 6.75 years. The weighted-average per share exercise price of options exercisable at June 30, 2003, 2002 and 2001 was $11.52, $13.47 and $9.81, respectively.

                                                      WEIGHTED-
                                   WEIGHTED-            AVERAGE                    WEIGHTED-
       RANGE OF                      AVERAGE          REMAINING                      AVERAGE
   STOCK OPTION     NUMBER OF       EXERCISE        CONTRACTUAL        NUMBER       EXERCISE
EXERCISE PRICES        SHARES          PRICE               LIFE     OF SHARES          PRICE
--------------------------------------------------------------------------------------------
                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                    -------------------------------------------    -------------------------
$ 1.33 - $ 3.10         1,036       $   2.24          9.3 years           331      $    2.51
  3.19 -   4.84           621           4.10          7.7                 360           4.19
  5.41 -   6.96           415           6.45          6.0                 328           6.38
  7.01 -  10.89           551           8.66          3.4                 502           8.78
 11.33 -  27.50           258          13.16          2.1                 242          12.95
 34.00 -  40.00           253          35.28          7.0                 196          35.21
 45.06 -  66.00           135          48.49          7.1                  99          48.57
                    ---------                                      ----------
                        3,269                                           2,058
                    =========                                      ==========

NOTE 13.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                             FOR THE YEARS ENDED JUNE 30,
                                            ------------------------------
                                              2003       2002       2001
                                            --------   --------   --------
Current:
   Federal................................  $     --   $     --   $     --
   State..................................        --         --         66
   Foreign................................        73       (201)       400
Deferred:
   Federal................................        --     (1,566)     6,089
   State..................................        --         --      1,252
   Foreign................................        --         --      1,083
                                            ------------------------------
      Income tax provision (benefit)......  $     73   $ (1,767)  $  8,890
                                            ==============================


                                             FOR THE YEARS ENDED JUNE 30,
                                            ------------------------------
                                              2003       2002       2001
                                            ------------------------------
Continuing operations.....................  $   (200)  $ (2,257)  $  7,228
Discontinued operations...................       273        490      1,662
                                            ------------------------------
      Income tax provision (benefit)......  $     73   $ (1,767)  $  8,890
                                            ==============================

Significant components of deferred income tax assets and liabilities are as follows as of June 30:
                                                         2003       2002
                                                       --------   --------
Intangible asset amortization.............             $  1,548   $  1,598
Federal and state loss carryforwards......               34,132     18,072
Foreign loss carryforwards................                9,982      2,205
Other.....................................                1,590        555
Valuation allowance.......................              (47,252)   (22,430)
                                                       -------------------
      Net deferred tax assets.............             $     --   $     --
                                                       ===================

We recorded net deferred tax assets and liabilities of approximately $23.8 million upon the acquisition of ViaFone. The net deferred tax assets are composed primarily of loss and tax credit carryforwards. The net deferred tax assets and liabilities were reduced by a valuation allowance of $23.8 million. If we determine that we will realize the tax attributes related to ViaFone in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes. The use of these loss and tax credit carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code.

At June 30, 2003, we had available federal, state, and foreign net operating loss carryforwards of approximately $85.4 million, $66.4 million, and $22.1 million, respectively. We also had unused research credits and foreign tax credit carryforwards of approximately $1,000,000 and $217,000 respectively. If not utilized, the federal net operating loss and research credit carryforwards will expire in fiscal years 2020 to 2023 and the state net operating loss carryforwards will expire between fiscal 2004 and fiscal 2023. Of the $22.1 million of foreign net operating loss carryforwards, approximately $2.9 million will expire between fiscal 2006 and 2008 and the balance can be utilized indefinitely. The available foreign tax credits expire between fiscal 2004 and fiscal 2006. If certain substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code, there may be an annual limitation on the amount of carryforwards that we can utilize.

Deferred tax assets of approximately $12.0 million as of June 30, 2002 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When these assets are recognized and the related valuation allowance against these assets is reduced, approximately $5.6 million of the tax benefit will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Our net deferred tax assets as of June 30, 2003 were reduced by valuation allowances of $47.3 million as a result of management having concluded that significant evidence does not exist under generally accepted accounting principles to support a conclusion that it is more likely than not that these assets will be realized in the future. The valuation allowance increased by $24.9 million in fiscal 2003 and $2.6 million in fiscal 2002.

We have not provided United States income taxes on the undistributed earnings of our international subsidiaries, as such earnings are considered permanently reinvested in these operations. While these earnings could become subject to additional tax if repatriated, we do not anticipate repatriation.

Our effective income tax rate varies from the U.S. federal statutory rate as follows for the years ended June 30:

                                                                             2003         2002          2001
                                                                            ---------------------------------
Federal tax rate......................................................      (34.0)%      (34.0)%       (34.0)%
States taxes, net of federal benefit..................................       (4.4)        (2.7)         (3.2)
Earnings taxed in both U.S. and foreign jurisdictions.................        8.6          3.4           1.7
Earnings of subsidiaries taxed at different rates than U.S. rates.....       (2.7)        (1.1)         (1.3)
In-process research and development...................................        4.0           --            --
NOL carryback due to tax law change...................................         --        (17.5)           --
Valuation allowance...................................................       23.2         30.9          96.0
Other, net............................................................        3.3          1.3           1.7
                                                                            ---------------------------------
   Effective income tax rate..........................................       (2.0)%      (19.7)%        60.9 %
                                                                            =================================

Losses before income taxes consist of the following:

                                                                               FOR THE YEARS ENDED JUNE 30,
                                                                            ---------------------------------
                                                                                2003       2002       2001
                                                                            ---------------------------------
Subject to tax in:
United States.........................................................      $  (2,973) $  (4,115) $   (8,544)
Foreign jurisdictions.................................................           (714)    (4,842)     (6,040)
                                                                            ---------------------------------
   Total loss before income taxes.....................................      $  (3,687) $  (8,957) $  (14,584)
                                                                            =================================

NOTE 14.  BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

At June 30, 2003, we had only one operating segment. Our mobile information management segment includes both mobile data management and wireless connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products include wireless connectivity products, data synchronization and management software and client/server database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers, application developers, enterprises and computer resellers.

No customers accounted for more than 10% of our net revenue from continuing operations in fiscal 2003 and 2002.

We based our geographic revenue information on the location of the selling entity. Long-lived assets consist primarily of property and equipment.

                                                      AS OF JUNE 30,
                                            ------------------------------------
                                              2003         2002         2001
                                            ------------------------------------
Long-lived assets:
   United States..........................  $   4,724    $   5,297    $   6,369
   Germany................................        216          239          267
   Canada.................................        208           --           --
   Other countries........................        145          250          366
                                            ------------------------------------
      Total...............................  $   5,293    $   5,786    $   7,002
                                            ====================================


                                                 FOR THE YEARS ENDED JUNE 30,
                                            ------------------------------------
                                              2003         2002         2001
                                            ------------------------------------
Net revenue from continuing operations:
   United States..........................  $  16,762    $  15,282    $  17,052
   Germany................................      4,864        3,506        6,100
   Other countries........................      5,908        3,486        3,759
                                            ------------------------------------
      Total...............................  $  27,534    $  22,274    $  26,910
                                            ====================================


NOTE 15.  DEFINED CONTRIBUTION PLAN

We established the Extended Systems Incorporated 401(k) Investment Plan, a defined contribution benefit plan, effective January 1991. All regular United States employees are eligible to participate. Each participant having completed six months of service is eligible for a discretionary matching contribution to his or her account, up to a maximum of three percent of his annual pretax compensation. Our matching contributions to the plan were $140,000 in fiscal 2003, $317,000 in fiscal 2002 and $355,000 in fiscal 2001.


NOTE 16.  SUBSEQUENT EVENTS

On September 3, 2003, we entered into a definitive agreement with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. We closed the transaction on September 26, 2003. The sale price of the building and land was $4.8 million. We received approximately $4.6 million in net cash proceeds after deducting fees related to the transaction and entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs. We have a 10-year option to repurchase the building at a price of $5.1 million. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases," the sale-and-leaseback will be recorded as a financing transaction and will be reflected as long-term debt on our balance sheet for our quarter ending September 30, 2003.

On September 2, 2003, we entered into a definitive agreement with Brighton Investments, LLC for the sale of approximately 16 acres of excess land adjacent to our headquarters building in Boise, Idaho. Upon closing, we expect to receive approximately $1.5 million in net cash proceeds after deducting fees related to the transaction. We expect to report a gain of approximately $1.0 million on the sale. We expect the transaction to close in the second quarter of fiscal 2004 subject to the satisfaction of customary closing conditions.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     FIRST       SECOND        THIRD       FOURTH
                                                                  ---------    ---------    ---------    ---------
FOR THE YEAR ENDED JUNE 30, 2003:
   Net revenue from continuing operations.......................  $   5,909    $   6,883    $   7,361    $   7,381
   Cost of license fees and royalties...........................        272          295          287          292
   Cost of services and other...................................        545          981          785          874
   Loss from continuing operations..............................     (1,992)      (1,406)        (795)         (24)
   Income from discontinued operations, net of tax..............         28          140          147          142
   Net income (loss)............................................     (1,964)      (1,266)        (648)         118
   Loss per share from continuing operations:
      Basic.....................................................       (.16)        (.10)        (.06)          --
      Diluted...................................................       (.16)        (.10)        (.06)          --
   Earnings per share from discontinued operations:
      Basic.....................................................         --          .01          .01          .01
      Diluted...................................................         --          .01          .01          .01
   Earnings (loss) per share:
      Basic.....................................................       (.16)        (.09)        (.05)         .01
      Diluted...................................................       (.16)        (.09)        (.05)         .01

FOR THE YEAR ENDED JUNE 30, 2002:
   Net revenue from continuing operations.......................      4,903        6,428        5,827        5,116
   Cost of license fees and royalties...........................        364          281          351          350
   Cost of services and other...................................        285          242          338          341
   Loss from continuing operations..............................     (2,879)      (1,931)        (370)      (1,951)
   Income (loss) from discontinued operations and gain (loss)
      on sale of discontinued operations, net of tax............         62          (59)         147         (209)
   Net loss.....................................................     (2,817)      (1,990)        (223)      (2,160)
   Loss per share from continuing operations:
      Basic.....................................................      (0.27)       (0.18)       (0.03)       (0.17)
      Diluted...................................................      (0.26)       (0.18)       (0.03)       (0.17)
   Earnings (loss) per share from discontinued operations:
      Basic.....................................................       0.01           --         0.01        (0.02)
      Diluted...................................................       0.01           --         0.01        (0.02)
   Loss per share:
      Basic.....................................................      (0.26)       (0.18)       (0.02)       (0.19)
      Diluted...................................................      (0.26)       (0.18)       (0.02)       (0.19)

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

                                   SCHEDULE II

                          EXTENDED SYSTEMS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)





                                                                     BALANCE AT       CHARGED     DEDUCTIONS     BALANCE AT
                                                                      BEGINNING     TO PROFIT           FROM         END OF
                                                                      OF PERIOD      AND LOSS      ALLOWANCE         PERIOD
                                                                     ------------------------------------------------------

Amount deducted in balance sheet from the asset to which it applies:

   Year ended June 30, 2003:

      Allowance for doubtful accounts.......................         $      892     $      84     $     (184)    $      792
      Allowance for product returns.........................                 22            17             (1)            37
      Allowance for obsolete inventory......................                380            86            106            360

   Year ended June 30, 2002:

      Allowance for doubtful accounts.......................                787           383           (278)           892
      Allowance for product returns.........................                 24             1             (3)            22
      Allowance for obsolete inventory......................                348            24              8            380

   Year ended June 30, 2001:

      Allowance for doubtful accounts.......................                201           793           (207)           787
      Allowance for product returns.........................                 97           401           (474)            24
      Allowance for obsolete inventory......................                719           785         (1,156)           348

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on September 29, 2003.

                                 EXTENDED SYSTEMS INCORPORATED

                                 By:  /s/ CHARLES W. JEPSON
                                      --------------------------------
                                      CHARLES W. JEPSON
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles W. Jepson and Karla K. Rosa, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 29, 2003.



       SIGNATURE                                 TITLE
       ---------                                 -----

/s/ CHARLES W. JEPSON            President and Chief Executive Officer
--------------------------      (Principal Executive Officer)
    CHARLES W. JEPSON


/s/ KARLA K. ROSA                Vice President of Finance, Chief Financial
--------------------------       Officer and Corporate Secretary
    KARLA K. ROSA                (Principal Financial and Accounting Officer)


/s/ RAYMOND A. SMELEK            Director
--------------------------
    RAYMOND A. SMELEK


/s/ JOHN M. RUSSELL              Director
--------------------------
    JOHN M. RUSSELL


/s/ RUSSEL H. MCMEEKIN           Director
--------------------------
    RUSSEL H. MCMEEKIN


/s/ JAMES R. BEAN                Director
--------------------------
    JAMES R. BEAN


/s/ JODY B. OLSON                Director
--------------------------
    JODY B. OLSON