Form 10-K/A
period 2003-06-30
EXTENDED SYSTEMS INC
filed 2003-11-05
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

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

                    ----------------------------------------

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

                                EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) amends the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which was originally filed on September 29, 2003, to restate and amend the information required by Part IV,
Item 16(a)3, of this Annual Report on Form 10-K.

================================================================================

PART IV

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     3.    EXHIBITS

Exhibit Number                           Description
--------------                           -----------
     2.4 Agreement and Plan of Merger and Reorganization by and among Extended Systems Incorporated, Venus Acquisition Corporation, ViaFone, Inc., U.S. Bank N.A. as the Escrow Agent and Josh Stein as the Company Representative dated May 28, 2002. (5)
     3.1            Restated Certificate of Incorporation. (1)
     3.2            Restated Bylaws. (2)
     4.1 Preferred Stock Rights Agreement, dated June 5, 2003, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively. (7)
     10.1           Form of Indemnification Agreement for directors and
                    officers. (1)
     10.2.1         1998 Stock Plan and form of agreement thereunder. (1)
     10.2.2         Amendment 1 to the 1998 Stock Plan. (4)
     10.3.1 1998 Employee Stock Purchase Plan and forms of participation agreements thereunder. (1)
     10.3.2         Amendment 1 to the Employee Stock Purchase Plan. (4)
     10.4.1         1998 Directors Stock Option Plan and form of agreement
                    thereunder. (1)
     10.4.2         Amendment 1 to the 1998 Directors Stock Option Plan. (4)
     10.5           1994 Incentive Stock Option Plan. (1)
     10.6           1987 Restricted Stock Option Plan, as amended. (1)
     10.7           1984 Incentive Stock Option Plan, as amended. (1)
     10.8           Extended Systems Incorporated 2001 Approved Share Option
                    Scheme. (4)
     10.9           Extended Systems Incorporated 401(k) Plan. (1)
     10.10.1 Commercial/Investment Real Estate Purchase and Sale Agreement dated September 3, 2003 between Extended Systems of Idaho, Incorporated and Hopkins Real Estate Investment #I, LLC. (8)
     10.10.2 Commercial Lease Agreement dated September 26, 3003 between Extended Systems of Idaho, Incorporated and Hopkins Real Estate Investments, LLC. (8)
     10.10.3 Option Agreement dated September 26, 2003 between Extended Systems of Idaho, Incorporated and Hopkins Real Estate Investments, LLC. (8)
     10.21          Employment Agreement between the Company and Steven D.
                    Simpson. (1)
     10.22          Employment Agreement between the Company and Raymond A.
                    Smelek. (8)
     10.26          Employment Agreement between the Company and Bradley J.
                    Surkamer. (3)
     10.27.1        Employment Agreement between the Company and Karla K. Rosa.
                    (3)
     10.27.2 Amendment to Employment Agreement between the Company and Karla K. Rosa. (8)
     10.28          Employment Agreement between the Company and Raphael Auphan.
                    (6)
     10.29          Employment Agreement between the Company and Fernando
                    Ruarte. (6)
     10.30.1        Employment Agreement between the Company and Kerrin Pease.
                    (8)
     10.30.2 Amendment to Employment Agreement between the Company and Kerrin Pease. (8)
     10.31.1        Employment Agreement between the Company and Mark A.
                    Willnerd. (8)
     10.31.2 Amendment to Employment Agreement between the Company and Mark A. Willnerd. (8)
     10.32.1        Employment Agreement between the Company and Nigel Doust.
                    (8)
     10.32.2 Amendment to Employment Agreement between the Company and Nigel Doust. (8)
     10.33          Employment Agreement between the Company and Charles W.
                    Jepson. (8)
     10.50          Separation Agreement between the Company and Donald J.
                    Baumgartner. (8)
     10.51          Separation Agreement between the Company and Bradley J.
                    Surkamer. (8)
     10.52          Separation Agreement between the Company and Fernando
                    Ruarte. (8)
     10.53          Separation Agreement between the Company and Raphael Auphan.
                    (8)
     10.54          Separation Agreement between the Company and Steven D.
                    Simpson. (8)
     13.1           President's Letter to Stockholders included in 2003 Annual
                    Report.*
     21.1           List of Subsidiaries. (8)
     23.1           Consent of Independent Accountants.*
     31 Certification of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
     32             Certification of Executive Officers pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------

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

 (6) Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2002.

 (7) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2003.

 (8) Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003.

 *      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on November 5, 2003.

                                      EXTENDED SYSTEMS INCORPORATED

                                      By: /s/ CHARLES W. JEPSON
                                          --------------------------------------
                                          CHARLES W. JEPSON
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 5, 2003.


         SIGNATURE                                TITLE

   /s/ CHARLES W. JEPSON             President and Chief Executive Officer
-------------------------------      (Principal Executive Officer)
     CHARLES W. JEPSON

             *                       Vice President of Finance, Chief Financial
-------------------------------      Officer and Corporate Secretary (Principal
       KARLA K. ROSA                 Financial and Accounting Officer)

             *                       Director
-------------------------------
     RAYMOND A. SMELEK

             *                       Director
-------------------------------
      JOHN M. RUSSELL

             *                       Director
-------------------------------
    RUSSEL H. MCMEEKIN

             *                       Director
-------------------------------
       JAMES R. BEAN

             *                       Director
-------------------------------
       JODY B. OLSON



By:    /s/ CHARLES W. JEPSON
      -----------------------------
      CHARLES W. JEPSON
      ATTORNEY-IN-FACT