Form 10-Q
period 2003-09-30
EXTENDED SYSTEMS INC
filed 2003-11-14
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------


                                    FORM 10-Q



          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________



                           --------------------------

                        Commission File Number 000-23597




                          EXTENDED SYSTEMS INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                               82-0399670
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                  5777 NORTH MEEKER AVENUE, BOISE, ID      83713
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes [_]     No [X]

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2003, was 14,040,230.
================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets
          as of September 30, 2003 and June 30, 2003 .....................     3

          Condensed Consolidated Statements of Operations
          for the Three Months Ended September 30, 2003 and 2002 .........     4

          Condensed Consolidated Statements of Comprehensive Loss
          for the Three Months Ended September 30, 2003 and 2002 .........     4

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended September 30, 2003 and 2002 .........     5

          Notes to Condensed Consolidated Financial Statements ...........     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..................    15
          ---------------------------------------------

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....    33
          ----------------------------------------------------------

Item 4.   Controls and Procedures ........................................    33
          -----------------------



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................    34
          -----------------

Item 6.   Exhibits and Reports on Form 8-K ...............................    35
          --------------------------------

          (Items 2,3, 4 and 5 of Part II are not applicable and have been omitted)




          SIGNATURES .....................................................    36

          CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------
EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

                                                                                   SEPTEMBER 30,       JUNE 30,
                                                                                       2003              2003
                                                                                   ------------      ------------
ASSETS
Current:
   Cash and cash equivalents .................................................     $      7,811      $      3,502
   Receivables, net of allowances of $838 and $831 ...........................            5,868             5,644
   Prepaids and other ........................................................              814               966
                                                                                   ------------      ------------
      Total current assets ...................................................           14,493            10,112
Property and equipment, net ..................................................            5,192             5,293
Goodwill .....................................................................           12,489            12,489
Intangibles, net .............................................................            1,009             1,197
Other long-term assets .......................................................              142                --
                                                                                   ------------      ------------
      Total assets ...........................................................     $     33,325      $     29,091
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable ..........................................................     $      2,678      $      2,314
   Accrued expenses ..........................................................            3,079             2,888
   Deferred revenue ..........................................................            2,570             2,961
   Accrued restructuring .....................................................              957               722
   Current portion of long-term debt .........................................              434               434
   Current portion of capital leases .........................................               23                22
                                                                                   ------------      ------------
      Total current liabilities ..............................................            9,741             9,341

Non-current:
   Long-term debt ............................................................            5,017               325
   Capital leases ............................................................               36                42
   Other long-term liabilities ...............................................              133               127
                                                                                   ------------      ------------
      Total non-current liabilities ..........................................            5,186               494
                                                                                   ------------      ------------
      Total liabilities ......................................................           14,927             9,835

Commitments and contingencies--Note 11

Stockholders' equity:
   Preferred stock; $0.001 par value per share, 5,000 shares authorized;
      no shares issued or outstanding ........................................               --                --
   Common stock; $0.001 par value per share, 75,000 shares authorized;
      14,040 and 13,977 shares issued and outstanding ........................               14                14
   Additional paid-in capital ................................................           45,117            44,481
   Treasury stock; $0.001 par value per share, 261 and 261 common shares......               --                --
   Accumulated deficit .......................................................          (25,319)          (23,884)
   Accumulated other comprehensive loss ......................................           (1,414)           (1,355)
                                                                                   ------------      ------------
      Total stockholders' equity .............................................           18,398            19,256
                                                                                   ------------      ------------
      Total liabilities and stockholders' equity .............................     $     33,325      $     29,091
                                                                                   ============      ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                       2003              2002
                                                                                   ------------      ------------
Revenue:
   License fees and royalties ................................................     $      5,771      $      4,989
   Services and other ........................................................            1,784               920
                                                                                   ------------      ------------
      Total net revenue ......................................................            7,555             5,909
Costs and expenses:
   Cost of license fees and royalties ........................................              271               272
   Cost of services and other ................................................              951               545
   Research and development ..................................................            1,552             1,953
   Acquired in-process research and development...............................               --               430
   Marketing and sales .......................................................            3,599             3,289
   General and administrative ................................................            1,613             1,124
   Restructuring charges .....................................................            1,068               136
                                                                                   ------------      ------------
      Total costs and expenses ...............................................            9,054             7,749
      Loss from operations ...................................................           (1,499)           (1,840)
Other expense (income), net ..................................................              (60)               26
Interest expense .............................................................               34               130
                                                                                   ------------      ------------
      Loss before income taxes ...............................................           (1,473)           (1,996)
Income tax provision (benefit) ...............................................                4                (4)
                                                                                   ------------      ------------
      Loss from continuing operations ........................................           (1,477)           (1,992)
Discontinued operations, net of tax:
      Income from discontinued operations ....................................               41                28
                                                                                   ------------      ------------
      Net loss ...............................................................     $     (1,436)     $     (1,964)
                                                                                   ============      ============
Basic and diluted loss per share:
   Loss from continuing operations ...........................................     $      (0.11)     $      (0.16)
   Earnings from discontinued operations .....................................             0.01              0.00
                                                                                   ------------      ------------
Net loss per share ...........................................................     $      (0.10)     $      (0.16)
                                                                                   ============      ============
Number of shares used in per share calculations:
   Basic and diluted .........................................................           14,011            12,096



CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                       2003              2002
                                                                                   ------------      ------------
Net loss......................................................................     $     (1,436)     $     (1,964)
Change in currency translation................................................              (57)               39
                                                                                   ------------      ------------
   Comprehensive loss.........................................................     $     (1,493)     $     (1,925)
                                                                                   ============      ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)


                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                       2003              2002
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................     $     (1,436)     $     (1,964)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Provision for bad debts ................................................               21                60
      Provision for write-down of inventory ..................................               --                86
      Depreciation and amortization ..........................................              446               451
      Stock compensation .....................................................              437                --
      Acquired in-process research and development ...........................               --               430
      Other ..................................................................               --               184
      Changes in assets and liabilities, net of effect of acquisitions:
         Receivables .........................................................             (100)              385
         Prepaids and other assets ...........................................              (28)             (316)
         Accounts payable and accrued expenses ...............................              648               294
         Deferred revenue ....................................................             (414)             (347)
                                                                                   ------------      ------------
           Net cash used by operating activities .............................             (426)             (737)
                                                                                   ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ........................................             (153)               (5)
   Acquisition - ViaFone .....................................................               --             1,119
   Other investing activities ................................................               19               150
                                                                                   ------------      ------------
           Net cash (used) provided by investing activities ..................             (134)            1,264
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale-and-leaseback of building ..............................            4,800                --
   Proceeds from the issuance of common stock ................................              180                --
   Payments on long-term debt ................................................             (114)              (60)
                                                                                   ------------      ------------
           Net cash provided (used) by financing activities ..................            4,866               (60)
   Effect of exchange rate changes on cash ...................................                3                39
                                                                                   ------------      ------------
   Net increase in cash and cash equivalents .................................            4,309               506

CASH AND CASH EQUIVALENTS:
   Beginning of period .......................................................            3,502             5,439
                                                                                   ------------      ------------
   End of period .............................................................     $      7,811      $      5,945
                                                                                   ============      ============


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. We have eliminated all significant intercompany accounts and transactions. Tabular amounts are in thousands, except years, percentages and per share amounts.

We have prepared these condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2003, and our results of operations and cash flows for the three months ended September 30, 2003 and September 30, 2002. The results for these interim periods are not necessarily indicative of the expected results for any other interim period or the year ending June 30, 2004. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The condensed consolidated balance sheet at June 30, 2003 was derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

As a result of discontinuing our infrared hardware business in the first quarter of fiscal 2003, we have reclassified our condensed consolidated statement of operations and other related disclosures for all periods presented to present the results of these businesses as discontinued operations. We have made other reclassifications to the condensed consolidated financial statements to conform the presentations. These reclassifications had no impact on the net loss for the years presented.

We have a history of incurring losses from operations and have an accumulated deficit of approximately $25.3 million as of September 30, 2003. For the quarter ended September 30, 2003, we incurred a loss from operations of approximately $1.4 million, and negative cash flows from operations of approximately $426,000. At September 30, 2003, we had cash and cash equivalents of $7.8 million. Subsequent to that date we closed the sale of our excess land adjacent to our headquarters building in Boise, generating additional net cash proceeds of $1.5 million. Management believes that our existing working capital and borrowing capacity, the funds we have generated from the property transaction and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements through at least September 30, 2004.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING CHANGES. In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity, and therefore, the adoption of this interpretation did not have any impact on our financial position or results of operations.

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

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with the changes in fair value of the underlying asset or liability being managed. As of September 30, 2003, we had no forward contracts in place. As of September 30, 2002, we had forward contracts with a nominal value of $4.6 million in place against the Canadian dollar, euro and British pound sterling, which matured within 30 days. We recognized a net currency exchange gain of $59,000 for the quarter ended September 30, 2003 and a net currency exchange loss of $55,000 for the three months ended September 30, 2002.

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

Our diluted earnings or loss per share computations exclude the following common stock equivalents as the impact of their inclusion would have been antidilutive for the three months ended September 30:
                                                            2003         2002
                                                          --------     --------
Stock options........................................        3,314        3,257
Warrants.............................................           35           35

NOTE 3.  STOCK-BASED COMPENSATION PLANS

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations to measure compensation expense for stock-based compensation plans. If compensation expense for our stock option plans had been determined under SFAS No. 123, our net loss would have been equal to the proforma amounts indicated below for the three months ended September 30:
                                                            2003         2002
                                                          --------     --------
Net loss attributed to common shares, as reported....     $ (1,436)    $ (1,964)
Add:
Stock-based employee compensation expense included
   in reported net income, net of tax effects .......          437           --
Less:
Stock-based employee compensation expense determined
   under a fair value based method for all grants,
   net of tax effects................................       (1,136)      (1,262)
                                                          --------     --------
Net loss attributable to common shares, proforma.....     $ (2,135)    $ (3,226)
Basic and diluted loss per share:
   Net loss, as reported.............................     $  (0.10)    $  (0.16)
   Net loss, proforma................................     $  (0.15)    $  (0.26)

We determined the fair value of options at the date of grant using the Black-Scholes option-pricing model. We assumed no future dividends would be paid. The other weighted-average assumptions and the weighted-average fair values of stock options are as follows for the three months ended September 30:

                                                            2003         2002
                                                          --------     --------
Risk-free interest rate:
   Option plans......................................         4.04%        4.55%

Expected life in years:
   Option plans......................................          7.6          7.6

Volatility factor....................................        101.7%       102.7%
Dividend yield.......................................            0%           0%


NOTE 4.  DISCONTINUED OPERATIONS

In the first quarter of fiscal 2003, we adopted a formal plan to exit our infrared hardware business as a result of an expected decline in sales of these products and our desire to increase our focus on our core software businesses. As a part of that plan, we wrote down our infrared hardware inventory to its estimated net realizable value. Additionally, in June 2002, we sold our wholly-owned subsidiary, Extended Systems Singapore Pte Limited. The results of these operations have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 and Accounting Principles Bulletin No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Income (loss) from discontinued operations" on the accompanying Condensed Consolidated Statements of Operations.

The following summarizes the results of discontinued operations for the three months ended September 30:
                                                            2003         2002
                                                          --------     --------
Net revenue..........................................     $    140     $    320
Gross profit.........................................           69           44
Income before income taxes...........................           64           44
Income tax provision.................................           23           16
Income from discontinued operations, net of taxes....           41           28
Earnings per share from discontinued operations:
  Basic and diluted..................................          .01           --

NOTE 5.  RESTRUCTURING CHARGES

We recorded $1,073,000 in workforce reduction costs during the three months ended September 30, 2003, of which $1,068,000 was related to continuing operations and $5,000 was related to our discontinued operations. The restructuring charges consist primarily of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, and the termination of 10 employees from our marketing and sales, research and development, administration and operations groups. Of the terminated employees, seven were located in the United States and three were in Europe. The restructuring charge includes $437,000 of non-cash compensation resulting from the accelerated vesting of employee stock options that is not included in the table below.

A summary of accrued restructuring charges is as follows:

                                                          Workforce   Facilities
                                                          Reduction    and Other
                                                            Costs        Costs       Total
                                                          --------     --------     --------
Balance at June 30, 2003 ............................     $    188     $    534     $    722
Costs incurred in first quarter of fiscal 2004.......          636           --          636
Cash payments .......................................         (255)        (146)        (401)
                                                          --------     --------     --------
Balance at September 30, 2003 .......................     $    569     $    388     $    957
                                                          ========     ========     ========

NOTE 6.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill is reviewed annually for impairment or more frequently if indicators of impairment arise. We completed our annual impairment assessment in the fourth quarter of fiscal 2003 and concluded that goodwill was not impaired.

Goodwill and other identified intangible assets relate to our acquisition of Rand Software Corporation in 1998, Oval (1415) Limited in 1999, and AppReach and ViaFone Inc. in 2002. Our goodwill and other identifiable intangible assets consist of the following:

                                            AS OF SEPTEMBER 30, 2003                        AS OF JUNE 30, 2003
                                    ----------------------------------------     ----------------------------------------
                                       Gross                                       Gross
                                     Carrying      Accumulated                    Carrying      Accumulated
                                      Amount      Amortization        Net          Amount      Amortization       Net
                                    ----------     ----------     ----------     ----------     ----------     ----------
Goodwill ......................     $   12,489     $       --     $   12,489     $   12,489     $       --     $   12,489
Purchased technology...........          3,691         (2,745)           946          3,691         (2,561)         1,130
Customer relationships.........             80            (17)            63             80            (13)            67
Non-compete covenants..........              6             (6)            --              6             (6)            --
Other .........................              5             (5)            --              5             (5)            --
                                    ----------     ----------     ----------     ----------     ----------     ----------
Total .........................     $   16,271     $   (2,773)    $   13,498     $   16,271     $   (2,585)    $   13,686
                                    ==========     ==========     ==========     ==========     ==========     ==========

Amortization of other intangible assets, reported as a component of cost of net revenue, was $188,000 and $160,000 for the quarters ended September 30, 2003 and 2002, respectively. Based on the identified intangible assets recorded at September 30, 2003, the estimated future amortization expense for the remaining nine months of fiscal 2004, and fiscal 2005, 2006, 2007 and 2008 is $432,000, $204,000, $172,000, $172,000, and $28,000, respectively.

NOTE 7.  BUSINESS COMBINATIONS

VIAFONE, INC. In August 2002, we completed our acquisition of ViaFone. ViaFone was a privately-held, leading provider of real-time, mobile platform and mobile application modules that connect field sales and service employees with critical business systems, information and processes of their enterprise. As a result of the acquisition, we expect to benefit from the licensing of ViaFone's software technology and from the addition of an experienced professional services organization. We also expect to benefit from the strong cross-selling opportunities present within each company's customer base and strategic relationships. The adjusted total purchase price of $10.6 million consisted of $9.9 million of Extended Systems common stock (2,550,000 shares issued based on the average stock price for the five trading days surrounding May 28, 2002) and $0.7 million of direct transaction costs. The total purchase price decreased by $87,000 in the second quarter of fiscal 2003 due to an $87,000 decrease in direct transaction costs resulting from the true-up of accrued transaction costs at the time of payment. In exchange for the Extended Systems common stock issued, all outstanding shares of ViaFone common and preferred stock were acquired. As part of the acquisition agreement, an additional 450,000 shares of Extended Systems common stock were issued to shareholders of ViaFone and placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and net loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with the applicable provisions of the Delaware General Corporation Law, all 450,000 shares automatically became treasury stock.

The transaction was accounted for as a purchase pursuant to SFAS No. 141. The purchase price was allocated as follows:
                                                  AMORTIZATION
                                                     PERIOD         AMOUNT
                                                   ----------     ----------
Existing technology...........................       5 yrs.       $      780
In-process research and development...........        n/a                430
Net tangible assets/liabilities (1)...........        n/a             (1,041)
Customer relationships........................       5 yrs.               80
Goodwill (2)..................................        n/a             10,410
                                                                  ----------
Purchase price (3)............................                    $   10,659
                                                                  ==========

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

The adjusted estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows:

Current assets................................     $    4,722
Property and equipment........................            589
                                                   ----------
Total assets acquired.........................          5,311
Current liabilities...........................         (4,943)
Deferred revenue..............................           (491)
Non-current liabilities.......................           (918)
                                                   ----------
Net tangible assets acquired..................     $   (1,041)
                                                   ==========

Pursuant to SFAS No. 142, goodwill related to the acquisition is not amortized and is tested at least annually for impairment. This goodwill is not deductible for tax purposes.

The purchased in-process research and development was charged to operations at the time of acquisition as it had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from sale of those products once commercially viable, and discounting the net cash flows to their present values using discount rates of either 19% or 21%, depending on the technology. These rates were based on the industry segment for the technology, the nature of the products to be developed, the length of time to complete development, and the overall maturity and history of the development team. The in-process research and development percentage of completion was estimated to range from 50% to 80%. As of June 30, 2003, the projects in process at the time of acquisition had been completed with no material differences in the cost to complete from that originally estimated.
                                                      AS OF          AS OF
                                                  SEPTEMBER 30,     JUNE 30,
NOTE 8.  RECEIVABLES                                  2003           2003
                                                   ----------     ----------
Accounts receivable...........................     $    6,519     $    6,338
Other receivables.............................            151             98
Allowance for doubtful accounts...............           (802)          (792)
                                                   ----------     ----------
                                                   $    5,868     $    5,644
                                                   ==========     ==========


                                                      AS OF          AS OF
                                                  SEPTEMBER 30,     JUNE 30,
NOTE 9.  PROPERTY AND EQUIPMENT                       2003           2003
                                                   ----------     ----------
Land and land improvements....................     $    1,007     $    1,007
Buildings.....................................          5,944          5,798
Computer equipment............................          5,707          5,702
Furniture and fixtures........................          2,322          2,308
                                                   ----------     ----------
                                                       14,980         14,815
Less accumulated depreciation.................         (9,788)        (9,522)
                                                   ----------     ----------
                                                   $    5,192     $    5,293
                                                   ==========     ==========

                                                      AS OF          AS OF
                                                  SEPTEMBER 30,     JUNE 30,
NOTE 10. ACCRUED EXPENSES                             2003           2003
                                                   ----------     ----------
Accrued payroll and related benefits..........     $    1,522     $    1,336
Accrued warranty and support costs............            147            141
Other                                                   1,410          1,411
                                                   ----------     ----------
                                                   $    3,079     $    2,888
                                                   ==========     ==========

NOTE 11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $227,000 and $156,000 for the three months ended September 30, 2003 and 2002, respectively.

On September 26, 2003, we closed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at September 30, 2003. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

On October 24, 2003, we entered into a lease termination agreement with Epinions.com, the lessor of our office space in Brisbane, California. In exchange for a termination fee of $255,000 to be paid in seven equal monthly installments from November 2003 to May 2004, our lease was terminated on October
31. As part of the termination agreement, Epinions.com agreed to release us from the $120,000 letter of credit that secured our rental payments.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At September 30, 2003, the loan balance was $651,000.

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations as of September 30, 2003 are as follows (in thousands):

                                                      YEAR ENDING JUNE 30,
                                     ----------------------------------------------------
                                       2004       2005       2006       2007       2008    THEREAFTER    TOTAL
                                     --------   --------   --------   --------   --------   --------   --------
Restructuring-related commitments:
   Operating leases (1) (3) ........ $    388   $     --   $     --   $     --   $     --   $     --   $    388
Other commitments:
   SVB debt principal (2) ..........      326        325         --         --         --         --        651
   SVB debt interest ...............       31         11         --         --         --         --         42
   Payment pursuant to building
     sale-and-leaseback (2) ........      331        442        442        442        442      2,317      4,416
   Post-retirement benefits ........       15         15         15         15         15         58        133
   Capital leases (2) ..............       21         28         12          7         --         --         68
   Operating leases (3) ............      535        354        204        170        156        155      1,574
                                     --------   --------   --------   --------   --------   --------   --------
Total other commitments ............    1,259      1,175        673        634        613      2,530      6,884
                                     --------   --------   --------   --------   --------   --------   --------
Total commitments .................. $  1,647   $  1,175   $    673   $    634   $    613   $  2,530   $  7,272
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

(3) The Brisbane lease was terminated as of October 31, 2003 in exchange for a termination fee of $255,000 to be paid over seven equal monthly installments. This amount is not shown as a commitment as of September 30, 2003. Of the $388,000 Brisbane lease obligation reported as a restructuring related commitment for 2004, $48,000 was paid in October 2003 and the balance of $340,000 is no longer due as a result of the lease termination. Included in the 2004 operating leases commitment of $535,000 is $198,000 of Brisbane lease obligations, of which $25,000 was paid in October 2003. The balance of $173,000 is no longer due as a result of the lease termination.

Non-current capital lease obligations are as follows (in thousands):

                                                              AS OF
                                                          SEPTEMBER 30,
                                                              2003
                                                          ------------
Gross capital lease obligations.......................    $         68
Less imputed interest.................................              (9)
                                                          ------------
Present value of net minimum lease payments...........              59
Less current portion..................................             (23)
                                                          ------------
Non-current capital lease obligations.................    $         36
                                                          ============

GUARANTEES. We have provided a letter of credit that secures our rental payments at our Brisbane, California location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is renewed annually for successive one-year terms until the expiration of our lease on May 31, 2004. The maximum potential amount of future payments we could be required to make under this letter of credit as of September 30, 2003 is $120,000. As part of the agreement to terminate our lease, our landlord, Epinions.com, agreed to release us from this guarantee.

We have also provided a guarantee that secures our rental payments at our Bristol, England location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is valid until the expiration of our lease on January 13, 2005. The maximum potential amount of future payments we could be required to make under this letter of credit as of September 30, 2003 is approximately $25,000.

INDEMNIFICATIONS. We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

From time to time we enter into indemnification agreements in our ordinary course of business with certain service providers, such as financial consultants, whereby we indemnify such service providers from claims, losses, damages, liabilities, or other costs or expenses arising out of or related to their services. The maximum potential amount of future payments we could be required to make under these indemnification agreements in unlimited. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnifications.

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

The following table reconciles the changes in our warranty reserve for the three months ended September 30, 2003:

Balance at June 30, 2003..............................    $        141
Accrual for warranty reserve for sales made during
  the three months ended September 30, 2003...........              59
Warranty expirations during the three months ended
  September 30, 2003..................................             (53)
                                                          ------------
Balance at September 30, 2003.........................    $        147
                                                          ============

LINE OF CREDIT. On January 15, 2002, we entered into a loan and security agreement with SVB, under which we can access up to $5.0 million of financing in the form of a demand line of credit. Our borrowing capacity is limited to 75% of eligible accounts receivable, net of current payments due on our long-term debt. Certain of our assets collateralize the line of credit. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. As of September 30, 2003, we had no outstanding borrowings on the line of credit and we were in compliance with all financial covenants required under the line of credit.

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

NOTE 12. INCOME TAXES

For the three months ended September 30, 2003, we recorded income tax expense related primarily to foreign withholding taxes of $27,000. The income tax expense associated with continuing operations was $4,000 and that associated with discontinued operations was $23,000. For the three months ended September 30, 2002, we recorded income tax expense related primarily to foreign withholding taxes of $12,000. The income tax expense associated with discontinued operations was $16,000. The tax benefit of $4,000 for continuing operations consists of $12,000 of foreign withholding taxes, offset by a tax benefit of $16,000.

NOTE 13. BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

At September 30, 2003, we had only one operating segment. Our mobile information management segment includes both mobile data management and wireless connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products include wireless connectivity products, data synchronization and management software and client/server database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers, application developers, enterprises and computer resellers.

No customers accounted for more than 10% of our net revenue from continuing operations in the three months ended September 30, 2003. In the three months ended September 30, 2002, revenue from IBM (including Lotus Development Corporation, a subsidiary of IBM), an original equipment manufacturer customer of our XTNDConnect products, accounted for 11% of our net revenue from continuing operations.

NOTE 14. SUBSEQUENT EVENTS

On October 15, 2003, we closed the sale to Brighton Investments, LLC of approximately 16 acres of excess land adjacent to our headquarters building in Boise, Idaho. We received approximately $1.5 million in net cash proceeds after deducting fees related to the transaction. We expect to report a gain on the sale of approximately $1.1 million in the second quarter of fiscal 2004.

On October 24, 2003, we entered into a lease termination agreement with Epinions.com, the lessor of our office space in Brisbane, California. In exchange for a termination fee of $255,000 to be paid in seven equal monthly installments from November 2003 to May 2004, our lease was terminated on October
31. As part of the termination agreement, Epinions.com agreed to release us from the $120,000 letter of credit that secured our rental payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The words "expects," "anticipates," "believes," "intends," "will" and similar expressions identify forward-looking statements that are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding:

o    levels of software product license fees and royalties;
o    levels of international sales;
o    levels of service revenue;
o    levels of original equipment manufacturer sales;
o    anticipated gross margin;
o    staffing and expense levels;
o    future profitability;
o    future results of operations;
o    future operating cash flows;
o    levels of accounts receivable;
o    levels of capital expenditures;
o    anticipated costs of research and development;
o    sufficiency of working capital and borrowing capacity;
o    anticipated cash funding needs;
o    resolution of claims made by Pumatech, Inc.;
o    expected benefits from our acquisition of ViaFone;
o    the benefits of future acquisitions; and
o    effects of fluctuations in exchange rates.

We assume no obligation to update any forward-looking statements and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our 2003 Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q that we will file in fiscal 2004. All period references are to our fiscal quarters ended September 30, 2003, and 2002, and our fiscal years ended June 30, 2003 and 2002, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

SIGNIFICANT EVENTS
------------------
On October 15, 2003, we closed the sale to Brighton Investments, LLC of approximately 16 acres of excess land adjacent to our headquarters building in Boise, Idaho. We received approximately $1.5 million in net cash proceeds after deducting fees related to the transaction. We expect to report a gain on the sale of approximately $1.1 million in the second quarter of fiscal 2004.

On October 24, 2003, we entered into a lease termination agreement with Epinions.com, the lessor of our office space in Brisbane, California. In exchange for a termination fee of $255,000 to be paid in seven equal monthly installments from November 2003 to May 2004, our lease was terminated on October
31. As part of the termination agreement, Epinions.com agreed to release us from the $120,000 letter of credit that secured our rental payments.

On November 10, 2003, Karla Rosa, our former Vice President of Finance and Chief Financial Officer, resigned from the company. As a result, we expect to record a restructuring charge of approximately $162,000 in the second quarter of fiscal 2004, consisting of $99,000 of severance-related costs to be paid over a six month period beginning January 2004 and $63,000 of non-cash compensation resulting from extension of exercise dates and accelerated vesting of employee stock options.

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

We sell our mobile information management products primarily to enterprises, original equipment manufacturers ("OEMs"), application developers and resellers both directly and through our e-commerce storefronts on the Internet. We derive revenue from:

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

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our international sales subsidiaries, overseas original equipment manufacturers and from a limited number of international distributors. Based on the region in which the customer resides, net revenue from continuing operations was as follows for the three months ended September 30:


NET REVENUE PERCENTAGES BY REGION                             2003       2002
                                                            -------------------
Domestic................................................       43%        54%
International:
   Europe...............................................       43         35
   Asia.................................................       12          7
   Other regions........................................        2          4
                                                            -------------------
      Total international...............................       57         46
                                                            -------------------
            Net revenue from continuing operations......      100%       100%
                                                            ===================

The percentage of revenue from Europe increased in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 as a result of a 55% increase in European revenue primarily driven by both an increase in local currency sales by our European sales subsidiaries and an increase in revenue caused by the decrease in the strength of the US dollar as compared to the euro and British pound sterling. The relative weakening of the US dollar resulted in sales by our European subsidiaries being greater in U.S. dollars than they would have been had the exchange rate remained constant for the two periods. European revenue also increased due to an increase in royalties from a European OEM customer.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 45% and 55% of our net revenue for the remaining quarters of fiscal 2004.

Revenue generated from sales to OEMs and t o companies that license our software to include in their own software offerings has fluctuated in the past. We expect it will also fluctuate in future quarters, because demand in these markets is difficult to predict, as it is dependent upon the timing of customer projects and the effectiveness of customer marketing efforts.

We sell our products directly to end-user customers and also market and sell many of our products through multiple indirect channels, primarily distributors and resellers. We intend to continue to strengthen our relationships with partners and expect more business to come from these relationships in the remaining quarters of fiscal 2004. No customers accounted for more than 10% of our net revenue from continuing operations in the three months ended September 30, 2003. In the three months ended September 30, 2002, revenue from IBM (including Lotus Development Corporation, a subsidiary of IBM), an original equipment manufacturer customer of our XTNDConnect products, accounted for 11% of our net revenue from continuing operations.

CRITICAL ACCOUNTING POLICIES
----------------------------

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates, assumptions and judgments that can have a material impact on our net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The policies described below are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need to apply any judgment of management. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Our audited consolidated financial statements and notes thereto contain our significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies that we consider critical to an understanding of the consolidated financial statements are highlighted below.

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

When we license our software to OEMs or to companies that include our software in their software offering, royalty revenue is generally recognized when customers report to us the sale of software to their end user customer. In cases where the arrangement with our customer provides for a prepaid nonrefundable royalty, we generally recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record an allowance based on the age of the receivable and historical collection patterns. If we made different judgments or utilized different estimates, the timing and amount of our allowance may have differed materially from that reported.

RESULTS OF CONTINUING OPERATIONS
--------------------------------

The following section sets forth our results of continuing operations for the fiscal quarters ended September 30, 2003 and 2002:

NET REVENUE
-----------

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                  2003    % CHANGE     2002
                                                -----------------------------
Revenue:
   License fees and royalties..............     $  5,771     16%    $  4,989
   Services and other......................        1,784     94          920
                                                --------            --------
      Total net revenue....................     $  7,555     28%    $  5,909
                                                ========            ========

LICENSE FEES AND ROYALTIES. License and royalty revenue consists of fees for licenses of our software products. The growth in revenue in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was primarily attributable to an 18% increase in license and royalty revenue from our Mobile Groupware, Mobile Solutions Platforms and Tools and Mobile Business Solutions products related primarily to an increase in software licenses sold and a 40% increase in license fees and royalties from our Wireless Connectivity Software products related to an increase in software development kits sold.

We expect revenue from license fees and royalties to increase in the remaining quarters of fiscal 2004. This increase is expected to come primarily from increased licensing of our OneBridge products, including our Groupware, Mobile Solutions Platform and Mobile Business Solutions products.

SERVICES AND OTHER. Services revenue consists primarily of support and maintenance contracts sold to our customers and fees for professional services. Our professional services typically consist of standard product installations, training, significant customization of our software products and non-recurring engineering ("NRE"). The primary driver of the increase in service revenue for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 was the 287% increase in professional services revenue we saw as a result of adding a dedicated professional services group to our solutions kit in the first quarter of fiscal 2003 in connection with the ViaFone acquisition. We also saw a 60% increase in support and maintenance revenue in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

We expect service revenue to increase in the remaining quarters of fiscal 2004. Although we expect an overall increase in the amount of billable hours of our professional services group, service revenue may fluctuate from quarter to quarter based on the amount of revenue we may be required to defer under our revenue recognition policy and the timing of services engagements.

Cost of Revenue
---------------                             THREE MONTHS ENDED SEPTEMBER 30,
                                      2003   GROSS MARGIN   2002   GROSS MARGIN
                                    --------------------------------------------
  License fees and royalties.....   $   271       95%     $   272       95%
  Services and other.............       951       47          545       41

LICENSE FEES AND ROYALTIES. The cost of license and royalty revenue consists primarily of amortization of purchased technology and royalties for the use of third-party software. Although license and royalty revenue increased 16%, there was no significant change in the cost of license fees and royalties in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. An increase in amortization of purchased technology related to the acquisition of ViaFone and an increase in product costs was offset by a decrease in overhead costs related to our restructurings in fiscal 2003. Royalty expense decreased in the first quarter of fiscal 2004 as compared to the same period in the prior year as a result of a change in the mix of products sold and a lower royalty rate paid on certain third-party software.

We expect the cost of license fees and royalties to increase in absolute dollars in the remaining quarters of fiscal 2004 as a result of an expected increase in revenue from license fees and royalties. An expected reduction in operations costs and in amortization expense of purchased technology, resulting from a portion of our purchased technology becoming fully amortized in the second quarter of fiscal 2004, is expected to be offset by an increase in royalty costs as a result of an expected increase in revenue. We expect gross margin on license fees and royalties to be in a range of 93 to 96 percent in the remaining quarters of fiscal 2004.

We report amortization of non-goodwill intangibles, primarily consisting of purchased technology, as a component of cost of license fees and royalty revenue. Amortization of non-goodwill intangibles was $188,000 in the first quarter of fiscal 2004 and $160,000 in the first quarter of fiscal 2003. The net increase in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 resulted from the addition of non-goodwill intangibles in connection with our acquisition of ViaFone in the first quarter of fiscal 2003.

We expect a decrease in amortization of non-goodwill intangibles in the remaining quarters of fiscal 2004 as a result of a portion of our purchased technology becoming fully amortized in the second quarter of fiscal 2004.

SERVICES AND OTHER. The cost of services and other consists primarily of compensation and benefits for our professional services and post-sales support personnel. The cost of services increased 75% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 primarily due to the addition of a dedicated professional services organization in the first quarter of fiscal 2003 in conjunction with our acquisition of ViaFone.

Gross margin on services revenue decreased in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. The decline is primarily the result of a higher percentage of professional services revenue, which typically generates lower margins than support and maintenance revenue, in the first quarter of fiscal 2004 relative to support and maintenance revenue.

We expect the cost of services in absolute dollars to increase in the remaining quarters of fiscal 2004 as a result of an expected increase in professional services revenue. We expect gross margin on services and other revenue to be in the range of 45 to 55 percent. This range is driven by the mix between professional services and support and maintenance revenue and the utilization rate of our professional services personnel. Given the high level of fixed costs associated with the professional services group, our inability to generate sufficient services revenue to absorb these fixed costs could lead to lower or negative gross margins.

Research and Development Expenses
---------------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                2003     %CHANGE      2002
                                             ---------------------------------
Research and development..............       $  1,552      (21)%    $  1,953
      as a % of net revenue...........             21%                    33%

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs and facility expenses. The decrease in research and development expenses in the first quarter of fiscal 2004 as compared to the same quarter in fiscal 2003 was primarily the result of a $269,000 reduction in personnel costs. This reduction in personnel was achieved by a combination of improved processes, elimination of unnecessary function, and clear ownership and focus. At September 30, 2003 we had 56 full-time equivalent research and development personnel, a decrease from the 92 full-time equivalent personnel at the same time last year.

In connection with our acquisition of ViaFone in August 2002, we incurred an in-process research and development charge of $430,000 in the first quarter of fiscal 2003.

In the remaining quarters of fiscal 2004, we expect our research and development costs to remain relatively constant in absolute dollars.

Marketing and Sales Expenses
----------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                2003     %CHANGE      2002
                                             ---------------------------------
Marketing and Sales...................       $  3,599       9%      $  3,289
      as a % of net revenue...........             48%                    56%

Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our sales, marketing, and pre-sales support staff, and promotional expenses. The increase in marketing and sales expenses in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was primarily due to an increase of approximately $130,000 in third party commissions and approximately $64,000 in personnel costs. Although the number of personnel is down in the first quarter of fiscal 2004 relative to the first quarter of fiscal 2003, personnel costs are up due to increased sales compensation, which is partially offset by a decrease in personnel costs for our marketing and pre-sales support staff. In addition, there was only one month of personnel costs included in the first quarter of fiscal 2003 for eleven employees that joined the company in August of 2003 in connection with the ViaFone acquisition. At September 30, 2003, we had 97 full-time equivalent marketing, sales, and support personnel and contractors, as compared to 113 full-time equivalent personnel and contractors at the same time last year.

We expect marketing and sales expenses to increase in absolute dollars in the remaining quarters of fiscal 2004 as a result of an expected increase in revenue, although we expect these expenses to decrease as a percentage of net revenue. We expect that the increase in marketing and sales expenses in fiscal 2004 will be primarily attributable to increased sales compensation.

General and Administrative Expenses
-----------------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                2003     %CHANGE       2002
                                             ---------------------------------
General and administrative............       $  1,613      44%      $  1,124
      as a % of net revenue...........             21%                    19%

General and administrative expenses primarily consist of salaries and other personnel costs for our finance, management information systems, human resources and other administrative groups, as well as professional fees and directors' and officers' insurance costs. The increase in general and administrative expenses in the first quarter of fiscal 2004 as compared t o the first quarter of fiscal 2003 was primarily attributable to an increase of $521,000 in professional services costs. This increase in professional services costs consisted primarily of $435,000 in increased legal fees related to our patent litigation with Pumatech and $575,000 of legal and other professional services costs related to failed acquisition activities. These increases were offset in part by the reversal during the first quarter of fiscal 2004 of approximately $513,000 of accrued professional services costs related to the failed merger with Palm, Inc. in 2001.

We expect general and administrative expenses in absolute dollars and as a percentage of net revenue to decrease in the remaining quarters of fiscal 2004 primarily as a result of an expected decrease in professional services costs relative to the first quarter. We expect this decrease will be offset in part by an increase in non-cash compensation expense if a change in the compensation plan for our independent board of directors providing for the grant of restricted stock is approved by our stockholders at our 2003 Annual Meeting. At September 30, 2003, we had 22 full-time equivalent employees in administration, as compared to 30 full-time equivalent personnel at the same time last year.

Restructuring Charge
--------------------

We recorded $1,073,000 in workforce reduction costs during the three months ended September 30, 2003, of which $1,068,000 was related to continuing operations and $5,000 was related to our discontinued operations. The restructuring charges consist primarily of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, and the termination of ten employees from our marketing and sales, research and development, administration and operations groups. Of the terminated employees, seven were located in the United States and three were in Europe. The restructuring charge includes $437,000 of non-cash compensation resulting from the accelerated vesting of employee stock options that is not included in the table below.

A summary of accrued restructuring charges is as follows:

                                                    WORKFORCE
                                                    REDUCTION FACILITIES AND
                                                      COSTS     OTHER COSTS   TOTAL
                                                    --------- -------------- -------
Balance at June 30, 2003.........................      $ 188          $ 534   $ 722
Costs incurred in first quarter of fiscal 2004...        636            --      636
Cash payments....................................       (255)          (146)   (401)
                                                    --------- -------------- -------
Balance at September 30, 2003....................      $ 569          $ 388   $ 957
                                                    ========= ============== =======

Other Expense (Income)
----------------------
                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                      2003    % CHANGE      2002
                                                    -------------------------------
Foreign currency exchange (gain) loss............   $   (59)     207%     $    55
Interest (income)................................        (3)     (83)         (18)
Rent Income......................................       (47)       0           --
Other net expense (income).......................        49      545          (11)
                                                    -------------------------------
      Total other expense (income)...............   $   (60)     331%     $     26
                                                    ========              =========

Other expense and income consists primarily of foreign currency exchange gains or losses related to the mark-to-market of intercompany amounts owed to us by our international subsidiaries, rental income from the portion of our headquarters facility that we sublease and interest income earned on cash, cash equivalents and short-term investment balances. We recognized a foreign currency exchange gain in the first quarter of fiscal 2004 as a result of the significant decrease in the strength of the U.S. dollar relative to the euro, British pound sterling and Canadian dollar during the final month of the quarter at a time when we were not entering into foreign currency forward contracts. In the first quarter of fiscal 2003, we recognized an exchange loss as a result of our intercompany balance forecasts differing from projections in a period of currency volatility. For additional information on our foreign currency exposure see Item 3 of this Form 10-Q. Interest income declined in the first quarter of fiscal 2004 as compared to the same period in fiscal 2003 due to a decline in the amount of cash invested and declines in short-term interest rates during fiscal 2003. In the first quarter of fiscal 2004 we recorded rent income from subleasing to third parties a portion of the unused space at our headquarters facility. As this sublease was signed in the fourth quarter of fiscal 2003, we recorded no rent income in the first quarter of fiscal 2003.

The amount of any foreign currency exchange gain or loss for the remaining quarters of fiscal 2004 will depend upon currency volatility, the amount of our intercompany balances and whether we decide to enter into foreign currency forward contracts in future quarters. We have entered into foreign currency forward contracts in the second quarter of fiscal 2004.
We expect interest income to increase in fiscal 2004 as a result of our increased cash, cash equivalents and short-term investments balances at September 30, 2003 and our expected balances for the remainder of fiscal 2004.

Interest Expense
----------------
                                             THREE MONTHS ENDED SEPTEMBER 30,
                                               2003     % CHANGE      2002
                                             --------------------------------
Interest expense.........................    $    34      (74)%     $   130
  as a % of revenue......................        0.5%                     2%

Interest expense for the quarter ended September 30, 2003 consists primarily of interest paid on the SV B term debt. Interest expense for the quarter ended September 30, 2002 consists primarily of warrant expense amortization related to entering into our line of credit agreement with SVB in January 2002 and interest paid on the SVB term debt. Interest expense decreased in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 primarily as a result of our completing in fiscal 2003 amortization of the SVB warrant expense.

We expect interest expense in each of the remaining quarters of fiscal 2004 to increase by approximately $110,000 as a result of entering into the sale-and-leaseback agreement for our building, which we accounted for as a financing transaction.

Income Tax Provision (Benefit)
------------------------------
                                             THREE MONTHS ENDED SEPTEMBER 30,
                                               2003     % CHANGE      2002
                                             --------------------------------
Income tax provision (benefit)...........    $     4      (200)%    $    (4)
  as a % of income (loss) before taxes...       (0.3)%                  0.2%

For the three months ended September 30, 2003, we recorded an income tax provision related primarily to foreign withholding taxes of $27,000. The income tax expense associated with continuing operations was $4,000 and that associated with discontinued operations was $23,000. For the three months ended September 30, 2002, we recorded an income tax provision related primarily to foreign withholding taxes of $12,000. The income tax expense associated with discontinued operations was $16,000. The tax benefit of $4,000 for continuing operations consists of $12,000 of foreign withholding taxes, offset by a tax benefit of $16,000.

We expect to record an income tax provision related to payments of foreign taxes of approximately $25,000 per quarter for the remainder of fiscal 2004. We expect that any provision we would otherwise record will be offset by our utilization of net operating loss carryforwards.

RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

The following summarizes the results of discontinued operations:

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                  2003     % CHANGE      2002
                                                --------------------------------
Net revenue..................................   $   140      (56)%     $   320
Income from discontinued
 operations, net of taxes....................        41       46            28

Our revenue from discontinued operations for the first quarter of fiscal 2004 consisted of revenue from our discontinued infrared hardware business, for which we adopted a formal exit plan in the first quarter of fiscal 2003. Although our infrared hardware business was discontinued in the first quarter of fiscal 2003, we continued to see revenue throughout fiscal 2003 as customers continued to place last-time orders and we saw revenue in the first quarter of fiscal 2004 as we shipped final orders. The decrease in net revenue from discontinued operations in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was a result of winding down the infrared hardware business.

Income from discontinued operations was higher in fiscal 2004 compared to fiscal 2003 as a result of minimizing expenses related to the infrared hardware business once these operations were discontinued. We do not expect income from discontinued operations to be significant in the remainder of fiscal 2004.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES
                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                      2003             2002
                                                ---------------  ---------------
Net cash used by operating activities......         $ (426)          $ (737)

Net cash used by operating activities in the first quarter of fiscal 2004 was primarily the result of our net loss, a $414,000 decrease in deferred revenue and a $100,000 increase in receivables, adjusted for such non-cash items as depreciation, amortization and stock compensation. These cash uses were partially offset by a $648,000 increase in accounts payable and accrued expenses. Net cash used by operating activities in first quarter of fiscal 2003 was primarily the result of our net loss, a decrease of $347,000 in deferred revenue and a $341,000 increase in prepaid assets, adjusted for such non-cash items as depreciation, amortization, and acquired in-process research and development. These cash uses were partially offset by a decrease of $385,000 in receivables and an increase of $294,000 in accounts payable and accrued expenses.

Accounts receivable, net of allowances, were $5.9 million and $4.5 million at September 30, 2003 and 2002, respectively. The increase in accounts receivable from the first quarter of fiscal 2003 to the same period in fiscal 2004 was due primarily to an increase in total net revenue, but was offset partially by a decrease in DSOs (days sales outstanding). We expect that our accounts receivable will increase in the remainder of fiscal 2004 as a result of an expected increase in net revenues. Accounts receivable may also increase in the future if net revenue from international customers becomes a higher percentage of our net revenue. Generally, these customers have longer payment cycles.

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2003            2002
                                                -------------  -----------------
Net cash provided (used) by
  investing activities......................        $(134)          $1,264

Net cash used by investing activities in the first quarter of fiscal 2004 was primarily the result of tenant improvements we made to the subleased portion of the unused space at our headquarters building pursuant to our lease agreement for the space. Net cash provided by investing activities in the first quarter of fiscal 2003 was primarily the result of completing the acquisition of ViaFone. As part of our continued effort to control cash and expenses, we did not make significant investments in property and equipment in either the first quarter of fiscal 2004 or 2003.

We plan to incur aggregate capital expenditures of approximately $300,000 during the remainder of fiscal 2004, primarily for tenant improvements, software, system improvements and personal computers.

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                      2003             2002
                                                ---------------  ---------------
Net cash provided (used) by
  financing activities......................        $4,866            $(60)

Net cash provided by financing activities in the first quarter of fiscal 2004 consisted primarily of $4.8 million in cash proceeds we received from the sale-and-leaseback of our headquarters building in Boise, Idaho. Net cash used by financing activities in the first quarter of fiscal 2003 resulted from payments on term debt assumed as part of our acquisition of ViaFone.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can currently access up to $5.0 million of financing in the form of a demand line of credit, subject to current accounts receivable balances. The line of credit is collateralized by certain of our assets. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on January 15, 2004. We are in compliance with all covenants and there are no outstanding draws on this facility.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with SVB. This debt has been restructured into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005.

On September 26, 2003, we closed the sale-and-leaseback of our headquarters building and approximately eight acres of land and received approximately $4.6 million in net cash proceeds after deducting transaction costs. As part of the agreement, we entered into a 10-year master lease for the building with annual payments equal to approximately $442,000. In fiscal 2004, we will make payments of approximately $331,000. On October 15, 2003, we closed the sale to Brighton Investments, LLC of approximately 16.2 acres of excess land adjacent to our headquarters building in Boise, Idaho. We received approximately $1.5 million in net cash proceeds after deducting fees related to the transaction. We expect to report a gain on the sale of approximately $1.1 million in the second quarter of fiscal 2004.

We believe that our existing working capital, the funds from the sale-and-leaseback of our Boise headquarters building, the funds from the sale of our excess land, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations or if Pumatech litigation fees, accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. In addition, if the Pumatech litigation were to have an unfavorable result for us, we could be required to pay damages or royalties, or to discontinue sales of certain products, any of which could result in a greater use of cash than is currently anticipated. This could also require us to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES
------------------------------------------

We derive a substantial portion of our net revenue from sales outside of the United States, principally through our international subsidiaries and through a limited number of independent distributors and overseas OEMs. Sales made by our international subsidiaries are generally denominated in each country's respective currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into U.S. dollars. Fluctuations in exchange rates also may make our products more expensive to OEMs and independent distributors who purchase our products in U.S. dollars.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of September 30, 2003. As of September 30, 2002, we had forward contracts with a nominal value of $4.6 million in place against the Canadian dollar, euro and British pound sterling, which matured within 30 days. We recognized a net currency exchange gain of $59,000 for the quarter ended September 30, 2003 and a net currency exchange loss of $55,000 for the three months ended June 30, 2002. We are entering into foreign currency forward contracts in the second quarter of fiscal 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

WE HAVE A RECENT HISTORY OF LOSSES AND MAY CONTINUE TO GENERATE LOSSES IN FISCAL 2004. Since the third quarter of fiscal 1999, we have devoted significant financial resources to the research and development of, and marketing and sales for, our mobile information management software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources to product development, to marketing and sales, and to the defense of Pumatech's claims against us. Our ability to reach break-even from operations and our ability to reach profitability and positive cash flow from operations in subsequent periods, will depend on a number of factors, including:

o   our ability to generate sufficient revenue and control expenses;
o   buying patterns of our enterprise, application developer and OEM customers;
o changes in customer demand for our products; o the timing of customer orders, which can be influenced by fiscal year-end buying patterns, seasonal trends or general economic conditions;
o announcements or introductions of new products or services by our competitors;
o the outcome of our litigation with Pumatech, Inc. and the impact of any litigation on our financial and management resources;
o   delays in our development and introduction of new products and services;
o   changes in our pricing policies as a result of increased competition;
o   the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our customers that are application developers and OEMs;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
o   the emergence of new technologies or industry standards;
o normal seasonality that we typically experience in the first quarter of our fiscal year; and
o a shift in the mix of professional services and licensing revenue, which may result in fluctuations in our gross margin.

OUR BUSINESS RELIES ON ENTERPRISES IMPLEMENTING MOBILE APPLICATIONS AND DEVICES AND MAY BE HARMED BY DECLINES IN INFORMATION TECHNOLOGY SPENDING.

The market for our products depends on economic conditions affecting the broader economic climate and spending on information technology, including mobile applications and devices. Downturns in the overall economy may cause enterprises to delay implementation of mobile device and application rollouts, reduce their overall information technology budgets or reduce or cancel orders for our products. Our OEM customers may also limit development of new products that incorporate our products or reduce their level of purchases of our products in the face of slower information technology spending by their customers. The general weakening of the global economy and weakening of business conditions, particularly in the information technology, telecommunications, financial services and manufacturing industry sectors, have resulted in potential customers experiencing declines in their revenue and operations. In this environment, customers may experience financial difficulty or cease operations.

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen or continue longer than expected, demand for our products may be reduced as a result of enterprises reducing information technology spending on our products and OEMs reducing their use of our products in their own products. As a result, our revenue may fail to grow or could decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in additional charges incurred in connection with restructuring or other cost-cutting measures we may implement. For example, in both the first and third quarters of fiscal 2003 and the first quarter of fiscal 2004, we announced restructuring plans to reduce costs and improve operating efficiencies and, as a result, incurred restructuring costs, primarily for severance payments to terminated employees.

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

We believe that our existing working capital, the funds from the sale-and-leaseback of our Boise building, the funds from the sale of our excess land, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations or if Pumatech litigation fees, accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. In addition, if the Pumatech litigation were to have an unfavorable result for us, we could be required to pay damages or royalties, or to discontinue sales, of certain products, any of which could result in a greater use of cash than is currently anticipated. This could also require us to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

IF THE MARKETS FOR OUR PRODUCTS DO NOT CONTINUE TO GROW OR DO NOT GROW AT EXPECTED RATES, DEMAND FOR OUR PRODUCTS WOULD BE REDUCED AND OUR BUSINESS WOULD BE HARMED.

The success of our products currently will rely to a large degree on the increased use by individuals and enterprises of mobile devices, including personal digital assistants, cell phones, pagers and laptop and handheld computers, and on increased use of technologies such as SyncML and Bluetooth. Even if markets for our products grow, our products may not be successful. Enterprises and OEMs may not develop sufficient confidence in mobile devices to deploy our products to a significant degree. Any inability to continue to penetrate the existing markets for mobile data management and wireless connectivity product solutions, the failure of current markets to grow, new markets to develop or these markets to be receptive to our products and technologies on which our products are based, could harm our business. The emergence of these markets will be affected by a number of factors beyond our control.

WE DEPEND ON A NUMBER OF KEY BUSINESS RELATIONSHIPS AND IF WE FAIL TO MAINTAIN THESE RELATIONSHIPS, OR ARE UNABLE TO DEVELOP NEW RELATIONSHIPS, OUR BUSINESS WOULD SUFFER.

An important element of our strategy is the development of key business relationships with other companies that are involved in product development, joint marketing and the development of mobile communication protocols. If we fail to maintain our current relationships or are unable to develop new relationships, our business would suffer. Some of these relationships impose substantial product support obligations on us, which may not be offset by significant revenue. The benefits to us may not outweigh or justify our obligations in these relationships. Also, in order to meet our current or future obligations to OEMs, we may be required to allocate additional internal resources to OEMs' product development projects, which may delay the completion dates of our other current product development projects.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of September 30, 2003, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $13.5 million. We ceased amortizing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize $1.2 million of net identifiable intangibles in fiscal years 2004 through 2008. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Such impairment and any resulting write-off could have a negative impact on our results of operations in the period of the write- off.

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

We compete with:

o mobile data management companies, including Aether Systems, IBM, iAnywhere (a division of Sybase), Infowave; JP Mobile, Microsoft, Pumatech, RIM and Synchrologic;
o application mobilization companies, including Everypath, iAnywhere, Microsoft, and Oracle;
o mobile enterprise solutions companies, including Aether Systems, Dexterra, and Telispark;
o client/server database providers, including Interbase, Microsoft, Oracle and Pervasive Software;
o mobile connectivity companies, including IVT Corporation, Open Interface and Widcomm; and
o internal research and development departments of OEMs, many of whom are our current customers.

As the markets for mobile information management products grow, we expect competition from existing competitors to intensify, and we expect new competitors, including OEMs to which we sell our products, to introduce products that compete with ours. Additionally, if existing or new competitors were to merge or form strategic alliances, our market share may be reduced or pressure may be put on us to reduce prices resulting in reduced revenue and margins.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE.

In the first quarter of fiscal 2004, based on the region where the customer resides, 57% of our revenue was generated from sales outside the United States. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

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

OUR BUSINESS MAY BE HARMED IF OUR PROFESSIONAL SERVICES ORGANIZATION DOES NOT GENERATE AN ACCEPTABLE PROFIT LEVEL.

Our professional services business is subject to a variety of risks including:

o we may be unable to accurately predict staffing requirements and, therefore, the expense of fulfilling our service contracts may be greater than we anticipate; and
o we may have an inappropriate level of resources dedicated to the professional services business in relation to the number of projects we are able to sell, resulting in a low utilization rate of resources.

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

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with our international subsidiaries. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. For example, we recognized foreign currency exchange gains in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004 as a result of the dollar weakening at a time when we were not entering into foreign currency forward contracts.

IF WE ACCOUNT FOR EMPLOYEE STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS USING THE FAIR VALUE METHOD, IT COULD SIGNIFICANTLY REDUCE OUR NET INCOME AND EARNINGS PER SHARE.

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first quarter of fiscal 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, our net loss would have been increased by approximately $699,000. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 3 of Notes to Condensed Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

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

OUR STOCK PRICE MAY BE VOLATILE AND COULD DROP SIGNIFICANTLY, RESULTING IN THE PARTIAL OR TOTAL LOSS OF A STOCKHOLDER'S INVESTMENT.

The trading price of our common stock may fluctuate significantly, which may cause a stockholder's investment to decrease in value. The following factors may have a significant impact on the market price of our common stock:

o  announcements of acquisitions by us or our competitors;
o  changes in our management team;
o  our ability to obtain financing when needed;
o  quarter-to-quarter variations in our operating results;
o  sales of significant numbers of shares within a short period of time;
o  developments in or the outcome of our litigation with Pumatech;
o announcements of technological innovations or new products by us or our competitors;
o  general conditions in the computer and mobile device industry;
o general economic conditions and their impact on corporate information technology spending;
o  price and trading volume volatility in the public stock markets in general;
o  announcements and updates of our business outlook; and
o changes in security analysts' earnings estimates or recommendations regarding our competitors, our customers or us.

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

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

Our future success will depend on our ability to attract and retain experienced, highly qualified management, technical, research and development, and sales and marketing personnel. Competition for qualified personnel in the computer software industry is intense, and there is a risk that we will have difficulty recruiting and retaining key employees. In addition, new employees generally require substantial training, which may require substantial resources and management attention. If we lose the services of one or more key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for our key employees could divert management's time and result in increased operating expenses that may not be offset by either improved productivity or higher prices. Over the past two years, a number of our senior management employees have left Extended Systems, including most recently, Steven Simpson, our former President and Chief Executive Officer, and Karla Rosa, our former Vice President Finance and Chief Financial Officer, and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. Uncertainty created by turnover of key employees could result in reduced confidence in our financial performance, which could cause fluctuations in our stock price.

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

 We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

o dividing our board of directors into three classes, each serving a staggered three-year term;
o authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to its common stock;
o  dividend and other rights superior to its common stock;
o limiting the liability of, and providing indemnification to, directors and officers;
o requiring advance notice of stockholder proposals for business to be conducted at meetings of stockholders and for nominations of candidates for election to our Board of Directors;
o specifying that stockholders may take action only at a duly called annual or special meeting of stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of September 30, 2003, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our subsidiaries outside the United States are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of September 30, 2003. As of September 30, 2002, we had forward contracts with a nominal value of $4.6 million in place against the Canadian dollar, euro and British pound sterling, which matured within 30 days. We recognized a net currency exchange gain of $59,000 for the quarter ended June 30, 2003 and a net currency exchange loss of $55,000 for the quarter ended September 30, 2002. We are entering into foreign currency forward contracts in the second quarter of fiscal 2004.

ITEM 4.  CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
     10.1 Form of Indemnification Agreement between the Company and its directors and officers.
     10.11 Real Estate Purchase Agreement dated September 2, 2003 between Extended Systems of Idaho, Incorporated and Brighton Investments, LLC.
     31 Certification of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32            Certification of Executive Officers pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  REPORTS ON FORM 8-K

On July 9, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated July 7, 2003 announcing changes in the composition of our Board of Directors.

On July 31, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated July 28, 2003 announcing our financial results for the fiscal year ended June 30, 2003.

On August 20, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated August 19, 2003 announcing that we had named Charles W. Jepson Chief Executive Officer and President of the company and that former Chief Executive Officer and President Steven D. Simpson had resigned. We also announced the appointment of two new independent members to our Board of Directors, James R. Bean and Jody B. Olson.

On September 10, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated September 3, 2003 announcing that we had entered into definitive agreements for the sale-and-leaseback of our headquarters building and land and for the sale of 16.2 acres of land adjacent to our headquarters building.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on November 14, 2003.



                                       EXTENDED SYSTEMS INCORPORATED



                                       By: /s/ CHARLES W. JEPSON
                                           -------------------------
                                           CHARLES W. JEPSON
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                           AND ACTING CHIEF FINANCIAL OFFICER