Form 10-Q
period 2003-12-31
EXTENDED SYSTEMS INC
filed 2004-02-17
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                     ---------------------------------------

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

Yes |_| No |X|

The number of shares outstanding of the Registrant's Common Stock as of December 31, 2003, was 14,559,421.
================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of
          December 31, 2003 and June 30, 2003 (unaudited)                     3

          Condensed Consolidated Statements of Operations for
          the Three and Six Months Ended December 31, 2003 and
          2002 (unaudited)                                                    4

          Condensed Consolidated Statements of Comprehensive
          Loss for the Three and Six Months Ended December 31,
          2003 and 2002 (unaudited)                                           5

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended December 31, 2003 and 2002
          (unaudited)                                                         6

          Notes to Condensed Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations                                16
          -----------------------------------

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         35
          ----------------------------------------------------------

Item 4.   Controls and Procedures                                            36
          -----------------------

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  37
          -----------------

Item 4.   Submission of Matters to a Vote of Security Holders                37
          ---------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                                   39
          --------------------------------

          (Items 2,3, and 5 of Part II are not applicable and have been omitted)

          SIGNATURES

          CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

                                                                                    DECEMBER 31,      JUNE 30,
                                                                                        2003            2003
                                                                                     ----------      ----------
ASSETS
Current:
     Cash and cash equivalents .................................................     $    8,849      $    3,502
     Receivables, net of allowances of $866 and $831 ...........................          6,712           5,644
     Prepaid and other .........................................................            666             966
                                                                                     ----------      ----------
         Total current assets ..................................................         16,227          10,112
Property and equipment, net ....................................................          4,495           5,293
Goodwill .......................................................................         12,489          12,489
Intangibles, net ...............................................................            854           1,197
Other long-term assets .........................................................            138            --
                                                                                     ----------      ----------
         Total assets ..........................................................     $   34,203      $   29,091
                                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
     Accounts payable ..........................................................     $    2,319      $    2,314
     Accrued expenses ..........................................................          3,212           2,888
     Deferred revenue ..........................................................          3,028           2,961
     Accrued restructuring .....................................................            617             722
     Current portion of long-term debt .........................................            434             434
     Current portion of capital leases .........................................             24              22
                                                                                     ----------      ----------
         Total current liabilities .............................................          9,634           9,341

Non-current:
     Long-term debt ............................................................          4,908             325
     Capital leases ............................................................             30              42
     Other long-term liabilities ...............................................            133             127
                                                                                     ----------      ----------
         Total non-current liabilities .........................................          5,071             494
                                                                                     ----------      ----------
         Total liabilities .....................................................         14,705           9,835

Commitments and contingencies--Note 10

Stockholders' equity:
     Preferred stock; $0.001 par value per share, 5,000 shares
      authorized; no shares issued or outstanding ..............................           --              --
     Common stock; $0.001 par value per share, 75,000 shares authorized;
      14,559 and 13,977 shares issued and outstanding...........................             15              14
     Additional paid-in capital ................................................         46,693          44,481
     Treasury stock; $0.001 par value per share, -0- and 261 common shares .....           --              --
     Accumulated deficit .......................................................        (24,861)        (23,884)
     Unamortized stock-based compensation ......................................           (634)           --
     Accumulated other comprehensive loss ......................................         (1,715)         (1,355)
                                                                                     ----------      ----------
         Total stockholders' equity ............................................         19,498          19,256
                                                                                     ----------      ----------
         Total liabilities and stockholders' equity ............................     $   34,203      $   29,091
                                                                                     ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                   DECEMBER 31,                DECEMBER 31,
                                                                              ----------------------      ----------------------
                                                                                2003          2002          2003          2002
                                                                              ----------------------      ----------------------
Revenue:
    License fees and royalties ..........................................     $  7,057      $  5,327      $ 12,828      $ 10,316
    Services and other ..................................................        1,450         1,556         3,234         2,476
                                                                              --------      --------      --------      --------
        Total net revenue ...............................................        8,507         6,883        16,062        12,792


Cost and expenses:
    Cost of license fees and royalties ..................................          144           106           226           218
    Cost of services and other ..........................................          842           981         1,793         1,526
    Research and development ............................................        1,374         1,896         2,926         3,849
    Acquired in-process research and development ........................         --            --            --             430
    Marketing and sales .................................................        4,041         3,641         7,640         6,930
    General and administrative ..........................................        1,220           960         2,264         1,950
    Restructuring charges ...............................................          261          --           1,329           136
    Patent litigation fees ..............................................          776           424         1,345           558
    Non-cash stock compensation .........................................          168          --             168          --
    Amortization of purchased technology ................................          155           189           344           349
                                                                              --------      --------      --------      --------
       Total costs and expenses .........................................        8,981         8,197        18,035        15,946
       Loss from operations .............................................         (474)       (1,314)       (1,973)       (3,154)
Other (expense) income, net .............................................          (18)          (72)           42          (100)
Gain on sale of land ....................................................        1,058          --           1,058          --
Interest expense ........................................................         (145)          (70)         (179)         (199)
                                                                              --------      --------      --------      --------
        Income (loss) before income taxes ...............................          421        (1,456)       (1,052)       (3,453)
Income tax provision (benefit) ..........................................            9           (50)           13           (54)
                                                                              --------      --------      --------      --------
        Income (loss) from continuing operations ........................          412        (1,406)       (1,065)       (3,399)
        Income from discontinued operations, net of tax .................           47           140            88           169
                                                                              --------      --------      --------      --------
        Net income (loss) ...............................................     $    459      $ (1,266)     $   (977)     $ (3,230)
                                                                              ========      ========      ========      ========

Basic earnings (loss) per share:


    Earnings (loss) from continuing operations ..........................     $   0.03      $  (0.10)     $  (0.08)     $  (0.26)
    Earnings from discontinued operations ...............................     $   0.00      $   0.01      $   0.01      $   0.01
                                                                              --------      --------      --------      --------
Net loss per share ......................................................     $   0.03      $  (0.09)     $  (0.07)     $  (0.25)
                                                                              ========      ========      ========      ========

Diluted earnings (loss) per share:


    Earnings (loss) from continuing operations ..........................     $   0.03      $  (0.10)     $  (0.08)     $  (0.26)
    Earnings from discontinued operations ...............................     $   0.00      $   0.01      $   0.01      $   0.01
                                                                              --------      --------      --------      --------
Net loss per share ......................................................     $   0.03      $  (0.09)     $  (0.07)     $  (0.25)
                                                                              ========      ========      ========      ========

Number of shares used in per share calculations:
    Basic ...............................................................       14,083        13,759        14,036        12,927
    Diluted .............................................................       14,597        13,759        14,036        12,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

                                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                   DECEMBER 31,                DECEMBER 31,
                                                                              ----------------------      ----------------------
                                                                                2003          2002          2003          2001
                                                                              ----------------------      ----------------------
 Net income (loss).......................................................     $    459      $ (1,266)     $   (977)     $ (3,230)
 Change in currency translation, net.....................................         (302)          (79)         (360)          (39)
                                                                              ----------------------      ----------------------
     Comprehensive income (loss).........................................     $    157      $ (1,345)     $ (1,337)     $ (3,269)
                                                                              ======================      ======================

The accompanying notes are an integral part of the condensed consolidated financial statements.

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                    --------------------------
                                                                                       2003            2002
                                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................................     $     (977)     $   (3,230)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Provision for bad debts ...............................................             29              84
        Provision for write-down of inventory .................................           --                86
        Depreciation and amortization .........................................            845             935
        Stock compensation ....................................................            667            --
        Acquired in-process research and development ..........................           --               430
        Other .................................................................           --               245
        Gain on sale of property and equipment ................................           (998)           --
        Changes in assets and liabilities, net of effect of acquisitions:
           Receivables ........................................................           (388)           (648)
           Prepaid and other assets ...........................................             75              67
           Accounts payable and accrued expenses ..............................           (678)           (178)
           Deferred revenue ...................................................           (106)           (298)
                                                                                    ----------      ----------
               Net cash used by operating activities ..........................         (1,531)         (2,507)
                                                                                    ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ........................................           (235)            (71)
    Proceeds from sale of property and equipment ..............................          1,561            --
    Acquisition - ViaFone, net cash acquired ..................................           --             1,119
    Other investing activities ................................................             19             154
                                                                                    ----------      ----------
               Net cash provided by investing activities ......................          1,345           1,202


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale-and-leaseback of building ..............................          4,800
    Proceeds from the issuance of common stock ................................            891             101
    Payments on long-term debt ................................................           (229)           (204)
                                                                                    ----------      ----------
               Net cash provided (used) by financing activities ...............          5,462            (103)
    Effect of exchange rate changes on cash ...................................             71               5
                                                                                    ----------      ----------
    Net increase (decrease) in cash and cash equivalents ......................          5,347          (1,403)
CASH AND CASH EQUIVALENTS:
    Beginning of period .......................................................          3,502           5,439
                                                                                    ----------      ----------
    End of period .............................................................     $    8,849      $    4,036
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

We have prepared these condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of December 31, 2003, and our results of operations and cash flows for the three and six months ended December 31, 2003 and December 31, 2002. The results for these interim periods are not necessarily indicative of the expected results for any other interim period or the year ending June 30, 2004. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The condensed consolidated balance sheet at June 30, 2003 was derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

We have a history of incurring losses from operations and have an accumulated deficit of approximately $24.9 million as of December 31, 2003. For the six months ended December 31, 2003, we incurred a loss from operations of approximately $977,000, and negative cash flows from operations of approximately $1.5 million. At December 31, 2003, we had cash and cash equivalents of $8.8 million. Management believes that our existing working capital and borrowing capacity will be sufficient to fund our anticipated working capital and capital expenditure requirements through at least December 31, 2004.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING DEVELOPMENTS. In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity, and therefore, the adoption of this interpretation did not have any impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

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

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with the changes in fair value of the underlying asset or liability being managed. As of December 31, 2003, we had forward contracts with a nominal value of $8.5 million that matured within 30 days in place against the Canadian dollar, euro and British pound sterling. We had forward contracts with a nominal value of $5.9 million in place against the Canadian dollar, euro and British pound sterling at December 31, 2002, which matured within 30 days. We recognized a net currency exchange loss of approximately $30,000 and a gain of approximately $29,000 for the three and six months ended December 31, 2003, respectively and net currency exchange losses of approximately $63,000 and $118,000 for the three and six months ended December 31, 2002, respectively.

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

Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the impact of their inclusion would have been antidilutive for the following periods:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                          DECEMBER 31,          DECEMBER 31,
                                      -----------------------------------------
                                        2003       2002       2003       2002
                                      -------------------   -------------------

  Stock Options..................        2,504      3,472      3,504      3,472
  Warrants.......................           35         35         35         35

NOTE 3. STOCK-BASED COMPENSATION PLANS

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations to measure compensation expense for stock-based compensation plans. If compensation expense for our stock option plans had been determined under SFAS No. 123, our net loss would have been equal to the pro-forma amounts indicated below for the three and six months ended December 31:

                                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                DECEMBER 31,                DECEMBER 31,
                                                                           --------------------------------------------------
                                                                             2003          2002          2003          2002
                                                                           ----------------------      ----------------------
  Net income (loss) attributed to common shares, as reported .........     $    459      $ (1,266)     $   (977)     $ (3,230)
  Add:
  Stock-based employee compensation expense included in reported
   net income (loss), net of tax effects .............................          119          --             556          --

  Less:
  Stock-based employee compensation expense determined under a
   fair value based method for all grants, net of tax effects ........       (2,206)       (1,243)       (3,342)       (2,505)
                                                                           --------      --------      --------      --------
  Net loss attributed to common shares, pro-forma ....................     $ (1,628)     $ (2,509)     $ (3,763)     $ (5,735)

  Basic and diluted loss per share:
  Net loss, as reported ..............................................     $   0.03      $  (0.09)     $  (0.07)     $  (0.25)
  Net loss, pro-forma ................................................     $  (0.12)     $  (0.18)     $  (0.27)     $  (0.44)


We determined the fair value of options at the date of grant using the Black-Scholes option-pricing model. We assumed no future dividends would be paid. The other weighted-average assumptions and the weighted-average fair values of stock options are as follows for the three and six months ended December 31:

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    DECEMBER 31,               DECEMBER 31,
                                              ---------------------------------------------------
                                                 2003         2002         2003           2002
                                              -----------------------   -------------------------
Risk-free interest rate:
   Option plans...........................       3.85%        4.55%     3.85 - 4.04%      4.55%
   Purchase plan..........................       3.84%        3.25%        0 - 3.84%     0 - 3.25%

 Expected life in years:
   Option plans...........................       7.6          7.6           7.6           7.6
   Purchase plan..........................    0.0 - 0.97   0.0 - 0.5     0.0 - 0.97    0.0 - 0.5

 Volatility factor:
   Option plans...........................      103.1%       102.7%    101.7 - 103.1%    102.7%
   Purchase plan..........................      103.1%       102.7%        0 - 103.1%    0 - 102.7%

 Dividend yield...........................        0.0%         0.0%         0.0%          0.0%

NOTE 4. DISCONTINUED OPERATIONS

In the first quarter of fiscal 2003, we adopted a formal plan to exit our infrared hardware business as a result of an expected decline in sales of these products and our desire to increase our focus on our core software businesses. As a part of that plan, we wrote down our infrared hardware inventory to its estimated net realizable value. The results of this operation have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 and Accounting Principles Bulletin No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Income (loss) from discontinued operations" on the accompanying Condensed Consolidated Statements of Operations.

The following summarizes the results of discontinued operations:

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        DECEMBER 31,             DECEMBER 31,
                                                                   ----------------------------------------------
                                                                     2003         2002        2003         2002
                                                                   ---------------------    ---------------------
 Net revenue...............................................         $  29        $ 303       $ 169        $ 623
 Income before taxes.......................................            76          225         140          270
 Income tax provision......................................            29           85          52          101
 Income from discontinued operations, net of tax...........            47          140          88          169
 Earnings per share from discontinued operations:
      Basic and diluted....................................         $0.00        $0.01       $0.01        $0.01

NOTE 5. RESTRUCTURING CHARGES

We recorded $261,000 and $1.3 million in workforce reduction costs for the three and six months ended December 31, 2003, respectively. The restructuring charges for the second quarter of fiscal 2004 consist primarily of severance, benefits, and other costs related to the resignation of Karla Rosa, our former Vice President of Finance and Chief Financial Officer, and the termination of three other employees from our administration and marketing and sales groups. Of the terminated employees, two were located in the United States and one was in Europe. We recorded $1,073,000 in workforce reduction costs for the three months ended September 30, 2003, of which $1,068,000 was related to continuing operations and $5,000 was related to our discontinued operations. The restructuring charges for the first quarter of fiscal 2004 consist primarily of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, and the termination of 10 employees from our marketing and sales, research and development, administration and operations groups. Of the terminated employees, seven were located in the United States and three were in Europe. For the three and six months ended December 31, 2003, the restructuring charge includes $62,000 and $437,000, respectively, of non-cash compensation resulting from the accelerated vesting of employee stock options that is not included in the table below.

A summary of accrued restructuring charges is as follows:

                                                    Workforce     Facilities
                                                    Reduction     and Other
                                                      Costs         Costs        Total
                                                    ------------------------------------
Balance at June 30, 2003 ........................   $    188      $    534      $    722
Costs incurred in first quarter of fiscal 2004...        636          --             636
Cash payments ...................................       (255)         (146)         (401)
                                                    --------      --------      --------
Balance at September 30, 2003 ...................   $    569      $    388      $    957
Costs incurred in second quarter of fiscal 2004..        199          --             199
Other Adjustments (1) ...........................       --            (340)         (340)
Cash payments ...................................       (151)          (48)         (199)
                                                    --------      --------      --------
Balance at December 31, 2003 ....................   $    617      $   --        $    617
                                                    ========      ========      ========

(1) As a result of the Brisbane lease termination during the quarter, the balance as of October 31, 2003 of restructuring charges related to the lease was reversed. See Note 11.

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

Goodwill and other identified intangible assets relate to our acquisition of Rand Software Corporation in 1998, Oval (1415) Limited in 1999, and AppReach and ViaFone Inc. in 2002. Our goodwill and other identifiable intangible assets consist of the following:

                                                AS OF DECEMBER 31,                   AS OF JUNE 30,
                                                       2003                              2003
                                         ------------------------------------------------------------------
                                          Gross                             Gross
                                         Carrying   Accumulated            Carrying   Accumulated
                                          Amount   Amortization     Net     Amount   Amortization     Net
                                         --------  ------------  --------  --------  ------------  --------
Goodwill...............................  $12,489     $    --      $12,489   $12,489    $    --      $12,489
Intangibles:
  Purchased technology.................    3,691       (2,896)        795     3,691      (2,561)      1,130
  Customer relationships...............       80          (21)         59        80         (13)         67
  Non-compete covenants................        6           (6)        --          6          (6)        --
  Other................................        5           (5)        --          5          (5)        --
                                         --------  ------------  --------  --------  ------------  --------
    Total intangibles                      3,782       (2,928)        854     3,782      (2,585)      1,197
                                         --------  ------------  --------  --------  ------------  --------
Total goodwill and other intangibles     $16,271     $ (2,928)    $13,343   $16,271    $ (2,585)    $13,686
                                         ========  ============  ========  ========  ============  ========

Amortization of non-goodwill intangible assets was $155,000 and $189,000 for the quarters ended December 31, 2003 and 2002, respectively, and was $344,000 and $349,000 for the six months ended December 31, 2003 and December 31, 2002, respectively. Based on the identified intangible assets recorded at December 31, 2003, the estimated future amortization expense for the remaining six months of fiscal 2004, and fiscal 2005, 2006, 2007 and 2008 is $277,000, $204,000,
$172,000, $172,000, and $29,000, respectively.


                                                AS OF            AS OF
                                             DECEMBER 31,       JUNE 30,
NOTE 7. RECEIVABLES                              2003             2003
                                             -----------      -----------
Accounts receivable........................  $     7,440      $     6,377
Other receivables..........................          138               98
Allowance for doubtful accounts and
 product returns...........................         (866)            (831)
                                             -----------      -----------
                                             $     6,712      $     5,644
                                             ===========      ===========

                                                AS OF            AS OF
                                             DECEMBER 31,       JUNE 30,
NOTE 8. PROPERTY AND EQUIPMENT                   2003             2003
                                             -----------      -----------

Land and land improvements.................  $       533      $     1,007
Buildings..................................        5,904            5,798
Computer equipment.........................        5,686            5,702
Furniture and fixtures.....................        2,335            2,308
                                             -----------      -----------
                                                  14,458           14,815
Less accumulated depreciation..............       (9,963)          (9,522)
                                             -----------      -----------

                                             $     4,495      $     5,293
                                             ===========      ===========

                                                AS OF            AS OF
                                             DECEMBER 31,       JUNE 30,
NOTE 9. ACCRUED EXPENSES                         2003             2003
                                             -----------      -----------
Accrued payroll and related benefits.......  $     1,054      $     1,336
Accrued warranty and support costs.........          148              141
Other                                              2,010            1,411
                                             -----------      -----------
                                             $     3,212      $     2,888
                                             ===========      ===========


NOTE 10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $179,000 and $167,000 for the three months ended December 31, 2003 and 2002, respectively. For the six months ended December 31, 2003 and 2002, operating lease expense was $406,000 and $323,000, respectively.

On September 26, 2003, we closed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at December 31, 2003. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

On October 24, 2003, we entered into a lease termination agreement with Epinions.com, the lessor of our office space in Brisbane, California. In exchange for a termination fee of $255,000 to be paid in seven equal monthly installments from November 2003 to May 2004, our lease was terminated on October
31. As part of the termination agreement, Epinions.com released us from the $120,000 letter of credit that collateralized our rental payments.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At December 31, 2003, the loan balance was $542,000.

Our minimum future contractual commitments associated with our operational indebtedness and lease obligations as of December 31, 2003 are as follows (in thousands):

                                                  YEAR ENDING JUNE 30,
                                       ---------------------------------------
                                        2004     2005    2006    2007    2008   THEREAFTER   TOTAL
                                       ------   ------  ------  ------  ------  ----------  -------
SVB debt principal (1)...............  $  217   $  325  $   --  $   --  $   --   $     --   $   542
SVB debt interest....................      18       11      --      --      --         --        29
Payment pursuant to building
 sale-and-leaseback .................     221      442     442     442     442      2,317     4,306
Brisbane lease termination fee.......     182       --      --      --      --         --       182
Capital leases (1)...................      14       28      12       7      --         --        61
Operating leases ....................     226      366     213     177     163        163     1,308
Post-retirement benefits.............      15       15      15      15      15         58       133
                                       ------   ------  ------  ------  ------  ----------  -------
  Total commitments..................  $  893   $1,187  $  682  $  641  $  620   $  2,538   $ 6,561
                                       ======   ======  ======  ======  ======  ==========  =======

(1) These amounts are reported on the balance sheet as current and non-current liabilities, depending on the timing of when payments are due.

Non-current capital lease obligations are as follows (in thousands):

                                                             AS OF
                                                       DECEMBER 31, 2003
                                                       -----------------
Gross capital lease obligations..................           $  61
Less imputed interest............................              (7)
                                                       -----------------
Present value of net minimum lease payments......              54
Less current portion.............................             (24)
                                                       -----------------
Non-current capital lease obligations............           $  30
                                                       =================

GUARANTEES. We have provided a guarantee that secures our rental payments at our Bristol, England location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is valid until the expiration of our lease on January 13, 2005. The maximum potential amount of future payments we could be required to make under this letter of credit as of December 31, 2003 is approximately $25,000.

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

WARRANTIES. We offer warranties on both our software products and discontinued hardware products. We record an accrual for the estimated future costs associated with warranty claims based upon our historical experience and our estimate of future costs. We also include in the warranty accrual an amount for the estimated future costs associated with free support that we provide on certain products. The adequacy of our warranty accrual is reviewed at least quarterly and if necessary, adjustments are made.

The following table reconciles the changes in our warranty accrual for the six months ended December 31, 2003:

Balance at June 30, 2003................................................. $ 141
Accrual for sales made during the three months ended September 30, 2003..    59
Warranty expirations during the three months ended September 30, 2003....   (53)
                                                                          ------
Balance at September 30, 2003............................................ $ 147
Accrual for sales made during the three months ended December 31, 2003...    73
Warranty expirations during the three months ended December 31, 2003.....   (72)
                                                                          ------
Balance at December 31, 2003............................................. $ 148
                                                                          ======

LINE OF CREDIT. On January 15, 2002, we entered into a loan and security agreement with SVB, under which we can access up to $5.0 million of financing in the form of a demand line of credit. Our borrowing capacity is limited to 75% of eligible accounts receivable, net of current payments due on our long-term debt. Certain of our assets collateralize the line of credit. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires in March, 2004. As of December 31, 2003, we had no outstanding borrowings on the line of credit and we were in compliance with all financial covenants required under the line of credit.

LITIGATION. On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. On December 11, 2002, Pumatech filed a second amended complaint, which adds allegations that unspecified synchronization products infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amended our defenses and counterclaims to include this additional patent. On August 1, 2003, the Honorable Judge D. Lowell Jensen, United States District Judge, issued the Claim Construction Ruling on the interpretation of certain claims terms of the patents in the suit. We believe that the Court's ruling has significantly narrowed claims in five of the Pumatech patents. The Court also ruled that it could not correct an error that appears in all asserted claims of Pumatech's '676 patent. This error can only be corrected in reissue proceedings in the Patent Office. Until the Patent Office issues corrected claims, Pumatech will be unable to assert the `676 patent, and it is unlikely that such a correction would have any retroactive effect. As a result, if any of our products are ultimately held to be infringing this patent, it is unlikely that Pumatech would be entitled to damages for any period prior to the reissue date. We have petitioned the U.S. Patent Office for reexamination of three of the Pumatech patents. The Patent Office has issued an Office Action for each of the three patents rejecting all Pumatech patent claims over the prior art for two of the patents and rejecting all claims on which we requested reexamination for the other patent. As a result of the reexamination process, we expect the patents to be significantly narrowed or rejected by the Patent Office in their entirety. If the patents are amended and reissued, and we are ultimately held to be infringing one of the reissued patents, it is unlikely that Pumatech would be entitled to damages for any period preceding the reissue date. The parties are in the process of completing expert discovery and other pretrial activities are on going; trial is currently scheduled for April 2004.

We believe that we have numerous meritorious defenses to Pumatech's claims and we intend to continue to defend the suit vigorously. However, litigation is inherently uncertain, and we may not prevail in all of our defenses or counterclaims. If Pumatech prevails in one or more of its claims, we could be required to pay substantial damages for past sales of infringing products, to cease selling specific of our server or desktop synchronization products that are held to infringe a Pumatech patent, to pay royalties on the sales of specific products that are held to infringe a Pumatech patent, or some combination of these results. We may also incur significant development costs to redesign certain of our products to ensure that they are non-infringing. Any of such outcomes could have a material adverse effect on our business and financial position. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

We are also, from time-to-time, a party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

NOTE 11.  INCOME TAXES

For the three months ended December 31, 2003, we recorded income tax expense related primarily to foreign withholding taxes of $38,000. The income tax expense associated with continuing operations was $9,000 and that associated with discontinued operations was $29,000. For the three months ended December 31, 2002, we recorded income tax expense related primarily to foreign withholding taxes of $35,000. The income tax expense associated with discontinued operations was $85,000. The tax benefit of $50,000 for continuing operations consists of $35,000 of foreign withholding taxes, offset by a tax benefit of $85,000.

NOTE 12. BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

At December 31, 2003, we had one operating segment. Our mobile information management segment includes both mobile data management and wireless connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products include wireless connectivity products, data synchronization and management software and client/server database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers, application developers, enterprises and computer resellers.

No customers accounted for more than 10% of our net revenue from continuing operations in the three or six months ended December 31, 2003 and 2002.

NOTE 13. RESTRICTED STOCK

On October 31, 2003, the Company granted 134,941 shares of restricted stock to employees with a purchase price equal to $0.001. The issuance of the restricted stock grants to employees resulted in an aggregate of $595,000 of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of Extended Systems common stock on October 31, 2003.

On December 11, 2003, the Company granted 32,681 shares of restricted stock to directors with a purchase price equal to $0.001. The issuance of the restricted stock grants to directors resulted in an aggregate of $152,000 of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of Extended Systems common stock on December 11, 2003.

The Company amortizes non-cash stock compensation charges on a straight-line basis over the vesting period. The restricted stock awards granted to employees vest 100% on the first anniversary of the grant date. The restricted stock awards granted to directors vest in the amount of one-third on the first anniversary of the grant date and one-third in each of the following two years. The director options will lapse in full on the first anniversary of the grant date if the director attends the required number of board meetings held during the year. During the three months ended December 31, 2003 the Company recognized stock compensation expense of $112,000 related to the above restricted-stock grants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The words "expects," "anticipates," "believes," "intends," "will" and similar expressions identify forward-looking statements that are based upon information currently available to us, speak only as of the date hereof and are subject to certain risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding:

   o    growth of our business;
   o    relationships with partners;
   o    the open nature of our products;
   o    success of our software products and services;
   o    levels of software product license fees and royalties;
   o    levels of international sales;
   o    levels of service revenue;
   o    levels of litigation fees;
   o    levels of original equipment manufacturer sales;
   o    anticipated gross margin;
   o    staffing and expense levels;
   o    future profitability;
   o    future results of operations;
   o    anticipated increases in corporate information technology spending;
   o    future operating cash flows;
   o    levels of accounts receivable;
   o    levels of capital expenditures;
   o    anticipated costs of research and development;
   o    sufficiency of working capital and borrowing capacity;
   o    anticipated cash funding needs;
   o    resolution of claims made by Pumatech, Inc.;
   o    expected benefits from our acquisition of ViaFone; and
   o    the benefits of future acquisitions.


We assume no obligation to update any forward-looking statements and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our 2003 Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q that we will and have filed in fiscal 2004. All period references are to our second fiscal quarters ended December 31, 2003, and 2002, the six months ended December 31, 2003 and 2002 and our fiscal years ended June 30, 2003 and 2002, unless otherwise indicated. All tabular amounts are in thousands, except percentages.


OVERVIEW
--------

We plan to grow the business through a concentrated focus on our Mobile Solutions family of products. During the first quarter of fiscal 2004, we announced the launch of our OneBridge Mobile Groupware solution with our patent-pending IP-based push technology. We believe this was the first wireless e-mail solution in the market to proactively send live e-mail to mobile users using Palm, Pocket PC or Symbian based devices. During the second quarter of fiscal 2004, we integrated the same push technology into our overall OneBridge Mobile Solutions Platform that allows our customers to push any type of data to mobile devices. Utilizing our products, our customers' mission-critical application data, such as field service requests and inventory availability, can be sent instantly to field workers with mobile and wireless devices. This immediate access to corporate data can deliver significant increases in productivity, reduction of cycle times, improved asset management and faster response times to customer needs. The latest release of our OneBridge products adds support for new dual-purpose devices including the Sony Ericsson P900, palmOne's Handspring Treo 600 and Orange's Smartphone SPV2.

We continue to add and work with partners and others to build our awareness and influence in the enterprise marketplace. We completed the multi-city Mobile and Wireless Road Show in North America. In addition, we participated at the CTIA Wireless event in Las Vegas. These activities have resulted in the initiation of several mobile pilot projects we will launch with our partners; however, there can be no certainty that these pilot projects will lead to future sales.

A portion of our revenue comes from selling our mobile e-mail products to large enterprises. Our plans for continued growth come from delivering additional mobile applications to these customers and new customers. We will continue to work closely with our partners to develop and implement the mobile applications our customers will need to enable them to streamline mission critical business processes. We expect to increase the amount of business we do together with partners, however, there can be no assurance that the partners will participate or that acceptable agreements can be negotiated.

Since introducing our wireless e-mail and data products, wireless carriers have entered into discussions to partner with us. We believe the open nature of our products gives us a competitive advantage over other alternatives available in the marketplace. Information technology and network managers can select the network provider and service level agreement for their organization and its requirements and the users can select from a broad choice of mobile devices that satisfy their unique needs. In North America we are teaming with wireless carriers to bring integrated offerings to key customer prospects. In December we teamed with leading United Kingdom-based carriers Orange and O2 to deliver mobility seminars designed to educate prospective customers on the value of instant access to corporate data and e-mail. In January we announced a strategic partnership with Orange to resell our OneBridge mobile e-mail solution to their customers. There can be no assurance that other wireless carriers will continue discussions with us or that acceptable economic terms or contractual arrangements can be negotiated.


REVENUE
-------

We sell our mobile information management products primarily to enterprises, original equipment manufacturers ("OEMs"), application developers and resellers both directly and through e-commerce storefronts on the Internet.

One of our objectives is to increase revenues. Net revenue from continuing operations for the quarter was $8.5 million, which is a 24% increase over the revenues recorded for the second quarter of last fiscal year. The Company also had strong sequential growth with second quarter revenues 13% higher than the $7.6 million recorded for the first quarter of this fiscal year.

We experienced revenue growth in the second quarter across all our product lines. We classify our product offerings into one operating segment, our mobile information management segment, which consists of products and services that extend enterprise applications and databases to mobile and wireless environments. In the second quarter and for the first six months of fiscal 2004 our largest product line was our OneBridge Mobile Solutions Product family, our second largest product group was client/server database management systems with remote access capabilities and the remainder of our sales came from our wireless connectivity products. Our growth in the second quarter and for the first half of our fiscal year 2004 came from the following product lines:

                                     % OF GROWTH    % OF GROWTH    % OF GROWTH
                                      2Q FY '04      YTD FY '04     2Q FY '04
                                     COMPARED TO    COMPARED TO    COMPARED TO
PRODUCT REVENUE GROWTH                2Q FY '03      YTD FY '03     1Q FY '04
                                     -----------------------------------------

OneBridge Mobile Solutions
 Product Family                            14%           18%              9%
Advantage Database Products                 2%            1%              4%
Wireless Connectivity Products              8%            7%              0%
                                     -----------------------------------------
  Total Growth                             24%           26%             13%
                                     =========================================


Our future results of operations will be highly dependent upon the success of our software products and services, specifically our OneBridge Mobile Solutions Product family and our Wireless Connectivity Software. We expect the license fees, royalties and services revenue generated by these products to continue to constitute the dominant portion of our revenue. We expect both license revenue and service revenue to increase in the remaining quarters of fiscal 2004, however revenue has fluctuated in the past and may do so again in the future. Fluctuations occur because the timing of when customers finalize the agreements to purchase our software can be difficult to influence or predict. In addition, sales of our products to OEMs and to companies that license our software to include in their own software are difficult to predict because they are dependent upon the timing of customer projects and the effectiveness of our customers' marketing efforts. Although we expect an overall increase in the amount of billable hours of our professional services group, service revenue may fluctuate from quarter to quarter based on the amount of revenue we may be required to defer under our revenue recognition policy and the timing of services engagements.

We derive revenue from:

o   software license fees and royalties;
o   support and maintenance fees; and
o professional services, including non-recurring development fees that we generate when we adapt products to customers' specifications and consulting services.

                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                       DECEMBER 31,                 DECEMBER 31,
                                --------------------------   -------------------------
                                  2003   % CHANGE    2002      2003   % CHANGE    2002
                                -------  --------  -------   -------  --------  -------
License fees and royalties....  $ 7,057     32%    $ 5,327   $12,828     24%    $10,316
Services and other............    1,450     (7%)     1,556     3,234     31%      2,476
                                -------            -------   -------            -------
                                $ 8,507     24%    $ 6,883   $16,062     26%    $12,792
                                =======            =======   =======            =======

LICENSE FEES AND ROYALTIES. License and royalty revenue consists of fees for licenses of our software products. The growth in revenue in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 was primarily attributable to a 32% increase in license and royalty revenue from our OneBridge Mobile Solutions product family and a 131% increase in license fees and royalties from our Wireless Connectivity Software products related to an increase in software development kits sold. The growth in revenue for the first half of fiscal 2004 compared to the first half of fiscal 2003 was primarily attributable to a 26% increase in license and royalty revenue from our OneBridge Mobile Solutions product family and a 76% increase in license fees and royalties from our Wireless Connectivity Software products.


SERVICES AND OTHER. Services revenue consists primarily of support and maintenance contracts sold to our customers and fees for professional services. Our professional services typically consist of standard product installations, training, significant customization of our software products and non-recurring engineering ("NRE"). Professional services revenue declined for the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 because of a lower billings for installation and customization work and NRE. Offsetting this decline somewhat was a 20% increase in support and maintenance revenue in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. Professional services revenue increased for the first half of fiscal 2004 as compared to the first half of fiscal 2003 by 53%. We also had a 38% increase in support and maintenance revenue in the first half of fiscal 2004 as compared to the first half of fiscal 2003.

We derive a significant amount of our revenue from sales to customers outside of the United States through our European based sales and support team, overseas original equipment manufacturers and from a limited number of international distributors. Based on the region in which the customer resides, net revenue from continuing operations was as follows for the three and six months ended December 31:

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                         -----------------     -----------------
NET REVENUE PERCENTAGES BY REGION          2003     2002         2003     2002
                                         -----------------     -----------------
Domestic...............................     36%      44%          39%      49%
International:
  Europe...............................     55       48           49       42
  Asia.................................      7        4           10        6
  Other regions........................      2        4            2        3
                                         -----------------     -----------------
    Total international................     64%      56%          61%      51%
                                         -----------------     -----------------
      Net revenue from continuing
       operations......................    100%     100%         100%     100%
                                         =================     =================

The percentage of revenue from Europe increased in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 as well as on a year-to-date basis as a result of several factors. We have made a significant investment in our European based sales and support team, and these investments have resulted in both obtaining new customers and increasing the amount of purchases from existing customers. We believe the adoption rate of mobile devices and wireless infrastructure in Europe is more advanced than that in North America and the company is benefiting from its significant presence in this market. European revenue also increased due to an increase in royalties from a European OEM customer. Additionally, European revenue increased due to the decrease in the strength of the US dollar as compared to the euro and British pound sterling. The relative weakening of the US dollar resulted in sales to our European customers being greater in U.S. dollars than they would have been had the exchange rate remained constant for the periods presented.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 60% and 70% of our net revenue for the remaining quarters of fiscal 2004.


LITIGATION WITH PUMATECH, INC.
------------------------------

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                  ----------------------  ----------------------
                                    2003  CHANGE   2002     2003  CHANGE   2002
                                  ----------------------  ----------------------

  Patent Litigation Fees........    $776    83%   $424     $1,345   141%  $558
    As a % of net revenue.......      9%            6%         8%           4%

See Part II, Item 1. Legal Proceedings of this 10-Q for further information related to this litigation.

During the second quarter and first half of fiscal 2004, we incurred $776,000 and $1.3 million, respectively, of expenses related to defending the patent infringement suit brought against the Company by Pumatech, Inc. The trial date for this litigation is set for April 12, 2004. We expect costs related to this litigation and the trial to be between $900,000 and $1,000,000 in the third quarter of fiscal 2004.

During the second quarter both parties to the litigation completed the discovery phase and all summary judgment motions by either party were filed by the deadline of January 23, 2004.


On January 21, 2004, Hon. Judge D. Lowell Jensen, U.S. District Judge, ruled in favor of Extended Systems in denying Pumatech's motion regarding enforceability of two of the asserted patents. In the ruling, the court agreed there is sufficient evidence regarding Pumatech's alleged failure to disclose relevant prior art to the U.S. Patent and Trademark Office ("PTO") for the court to consider Extended Systems' inequitable conduct defense during trial scheduled to commence on April 12, 2004. Extended Systems presented evidence to the court of the materiality and existence of a prior art product sold by Pumatech approximately three years before the patent applications for two of its patents were filed. The Judge also ruled against Extended Systems and denied its motion to exclude the damages report of Pumatech's expert.


On December 12, 2003, Hon. Judge D. Lowell Jensen of the U.S. District Court for the Northern District of California granted Extended Systems' motion for summary judgment of non-infringement of Pumatech's U.S. Patent No. 5,943,676 ("the '676 patent"). During the proceedings, Pumatech implicitly conceded that Extended Systems products do not infringe the claims of the '676 patent under the Court's claim construction ruling.

RESEARCH AND DEVELOPMENT
                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                  ----------------------  ----------------------
                                    2003  CHANGE   2002     2003  CHANGE   2002
                                  ----------------------  ----------------------


 Research and development.......  $1,374   (28%)  $1,896  $2,926   (24%)  $3,849
   As a % of net revenue........     16%             28%     18%             30%

The company has had an objective of reducing its overall R&D spending level while simultaneously increasing productivity. The productivity improvements have been achieved through a combination of improved processes, elimination of unnecessary functions, clear ownership and focus. In the second quarter of fiscal 2004, we announced a number of product enhancements or new product releases including:

     o We completed development of our second-generation e-mail push solution in our OneBridge server synchronization product in release 4.1. This solution enables our product to push e-mail, calendar and contact information and data to the newest integrated devices available in the market including the Treo 600, Sony P800/900 and Microsoft Smartphone. The product was released for sale in the marketplace on January 20, 2004.

     o We developed an updated release of our desktop synchronization product, XTNDConnectPC Version 5.1. This release incorporated enhancements such as support for new releases of Lotus Notes and selected mobile phones.

     o We released Advantage .NET Data Provider. Advantage .NET Data Provider creates a native interface for developers using Advantage Database Server and any .NET development language, including Visual Studio .NET and Borland C#Builder. With the addition of native access to .NET, Advantage Database Server now provides a cost effective RDBMS solution for a broad variety of application development environments on the market.

     o We released XTNDAccess Car SDK, a software development kit that enables the telematics industry to integrate Bluetooth wireless technology into the head unit of an automobile.

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs and facility expenses. The decrease in research and development expenses in the three and six months ending December 31, 2003 as compared to the same periods in fiscal 2003 were primarily the result of reductions in personnel costs of $430,000 and $789,000, respectively, through layoffs, attrition and temporary transfers to support and maintenance activities. At December 31, 2003 we had 54 full-time equivalent research and development personnel, a decrease from the 66 full-time equivalent personnel at the same time last year.

We believe we have achieved many of the productivity goals we set. In the remaining quarters of fiscal 2004, we do not expect further reductions in R&D spending and we expect our research and development costs to increase.

SALES AND MARKETING
-------------------

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                  ----------------------  ----------------------
                                    2003  CHANGE   2002     2003  CHANGE   2002
                                  ----------------------  ----------------------

 Marketing and sales............  $4,041    11%   $3,641  $7,640    10%   $6,930
   As a % of net revenue........     48%             53%     48%             54%

We have an objective to increase the efficiency of the sales and marketing organization by reducing marketing and sales expense as a percentage of sales. Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our sales, marketing, and pre-sales support staff. In the second quarter of fiscal 2004 we paid $247,000 more in commissions than in the second quarter of the prior year. Commissions paid to third parties also increased $197,000 in the same comparison. We reduced the number of personnel in our marketing and communications department by 7 people and these reductions resulted in $228,000 less compensation expense in the second quarter of fiscal 2004 as compared to the prior year quarter. The increase in sales and marketing expenses for the first half of fiscal 2004 as compared to the first half of fiscal 2003 was primarily related to an increase of $418,000 in commissions paid to our sales employees, $328,000 in commissions paid to third parties and $124,000 in travel costs. These increases were offset in part by a $399,000 reduction in compensation costs for our marketing and communications department related to the reduction in personnel described above. At December 31, 2003, we had 100 full-time equivalent marketing, sales, and support personnel and contractors, as compared to 113 full-time equivalent personnel and contractors at the same time last year.

A portion of the sales and marketing expenses are focused on developing market awareness of the company and its products through industry media and analyst relations, trade shows and other promotional activities. During the second quarter, market analysts reviewed our mobile product capabilities and features with coverage in CIO Magazine, Network Computing, Network World, Mobile Enterprise Magazine and PC Magazine. Also during the second quarter we were awarded the Pocket PC Magazine Enterprise Mobility award and the QUALCOMM CDMA A-List Award. Spending on these and other promotional activities, primarily in Europe, increased in the second quarter of 2004 as compared to the prior years' second quarter by approximately $86,000.

We expect marketing and sales expenses to increase in absolute dollars in the remaining quarters of fiscal 2004 as a result of an expected increase in revenue, although we expect these expenses to decrease as a percentage of net revenue. We expect that the increase in marketing and sales expenses in fiscal 2004 will be primarily attributable to increased sales compensation.

GENERAL AND ADMINISTRATIVE
--------------------------


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                  ----------------------  ----------------------
                                    2003  CHANGE   2002     2003  CHANGE   2002
                                  ----------------------  ----------------------

 General and administrative.....  $1,220    27%    $960   $2,264    16%   $1,950
   As a % of net revenue........     14%            14%      14%             15%

We have an objective to control our general and administrative spending and to reduce the cost of G&A as a percentage of revenue. Although spending increased $260,000 and $314,000 in the second quarter and first half of fiscal 2004, respectively, as compared to the same periods in fiscal 2003, it remained essentially flat as a percentage of sales.

General and administrative expenses primarily consist of salaries and other personnel costs for our finance, management information systems, human resources and other administrative groups, as well as professional fees and directors' and officers' insurance costs. The increase in general and administrative expenses in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 was primarily attributable to an increase of $234,000 in professional services costs for our general legal services, accounting and audit fees, and costs associated with our annual meeting. The increase in general and administrative expenses in the first half of fiscal 2004 as compared to the same period in fiscal 2003 was primarily attributable to an increase of $320,000 in professional services costs related to general legal services and accounting and audit fees. Included in this increase is an expense in the first quarter of fiscal 2004 of approximately $575,000 of legal and other professional services costs related to failed acquisition activities and the reversal in the first quarter of fiscal 2004 of approximately $513,000 of accrued professional services costs related to the failed merger with Palm, Inc. in 2001.

We expect general and administrative expenses as a percentage of net revenue to remain constant in the remaining quarters of fiscal 2004. We expect decreases in professional services costs relative to the second quarter; however, expenses incurred for legal and regulatory compliance costs associated with being a public company may offset these decreases. At December 31, 2003, we had 22 full-time equivalent employees in administration, as compared to 30 full-time equivalent personnel at the same time last year.

OTHER EXPENSES
--------------

Cost of Revenue
---------------

                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           DECEMBER 31,                      DECEMBER 31,
                                 -------------------------------    -------------------------------
                                         GROSS           GROSS              GROSS           GROSS
                                  2003   MARGIN   2002   MARGIN      2003   MARGIN   2002   MARGIN
                                 -------------------------------    -------------------------------
License fees and royalties....    $144     98%    $106     98%      $  226    98%   $  218    98%
Services and other............    $842     42%    $981     37%      $1,793    45%   $1,526    38%

LICENSE FEES AND ROYALTIES. The cost of license and royalty revenue consists primarily of royalties for the use of third-party software. We expect the cost of license fees and royalties to increase in absolute dollars in the remaining quarters of fiscal 2004 as a result of an expected increase in revenue from license fees and royalties. We expect gross margin on license fees and royalties to be in a range of 98 to 97 percent in the remaining quarters of fiscal 2004.

SERVICES AND OTHER. The cost of services and other consists primarily of compensation and benefits for our professional services and post-sales support personnel. The cost of services decreased in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 primarily due to the reduced number of personnel performing such services. For the first half of fiscal 2004, the increase in the cost of services is the result of the costs related to the addition of a dedicated professional services organization in the first quarter of fiscal 2003 in conjunction with our acquisition of ViaFone.

Gross margin on services revenue increased in the second quarter and first half of fiscal 2004 as compared to the second quarter and first half of fiscal 2003. The increase is primarily the result of a higher percentage of support and maintenance revenue, which typically generates higher margins, relative to professional services revenue in the second quarter and first half of fiscal 2004.

We expect the cost of services in absolute dollars to increase in the remaining quarters of fiscal 2004 as a result of an expected increase in professional services revenue. We expect gross margin on services and other revenue to be in the range of 35 to 55 percent. This range is driven by the mix between professional services and support and maintenance revenue and the utilization rate of our professional services personnel. Given the high level of fixed costs associated with the professional services group, an inability to generate sufficient services revenue to absorb these fixed costs could lead to lower or negative gross margins.

Restructuring Charges
---------------------

We recorded $261,000 in workforce reduction costs during the three months ended December 31, 2003. The restructuring charges consist primarily of severance, benefits, and other costs related to the resignation of Karla Rosa, our former Chief Financial Officer, and the termination of three employees from our marketing, sales and general and administration groups. Of the terminated employees, two were located in the United States and one was in Europe. The restructuring charge includes $62,000 of non-cash compensation resulting from the accelerated vesting of employee stock options.

We recorded $1,073,000 in workforce reduction costs for the three months ended September 30, 2003, of which $1,068,000 was related to continuing operations and $5,000 was related to our discontinued operations. The restructuring charges for the first quarter of fiscal 2004 consist primarily of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, and the termination of 10 employees from our marketing and sales, research and development, administration and operations groups. Of the terminated employees, seven were located in the United States and three were in Europe. The restructuring charge includes $437,000 of non-cash compensation resulting from the accelerated vesting of employee stock options.

We continue the process of streamlining our business and eliminating unnecessary functions or redundant positions and locations. We expect restructuring charges will continue in the third and fourth quarter of this fiscal year.

Non-cash Stock Compensation
---------------------------

In the second quarter of fiscal 2004, we incurred $168,000 of non-cash compensation charges related primarily to grants of restricted stock to the members of our board of directors and to employees. We expect charges of $190,000 in both the third and fourth quarter of fiscal 2004 for non-cash stock compensation.

Amortization of Purchased Technology
------------------------------------

We recorded $155,000 of amortization of non-goodwill intangibles, primarily consisting of purchased technology, in the second quarter of fiscal 2004 as compared to $189,000 in the second quarter of fiscal 2003. The decline in amortization is a result of a portion of our purchased technology becoming fully amortized during the second quarter. In the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, amortization increased because of the addition of non-goodwill intangibles in connection with our August 2003 acquisition of ViaFone.

GAIN ON SALE OF LAND
--------------------

In the second quarter of 2004, we closed the sale of approximately 16 acres of excess land adjacent to our headquarters building in Boise, Idaho and recorded a gain of $1,058,000. We received approximately $1.5 million in net cash proceeds after deducting fees related to the transaction.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

OVERVIEW

During the first and second quarter of fiscal 2004, the company's liquidity improved as cash and cash equivalents increased from $3.5 million at June 30, 2003 to $8.8 million at December 30, 2004. This improvement was achieved through the sale or sale-and-leaseback of non-strategic assets during the first and second quarter. On September 26, 2003, we closed the sale-and-leaseback of our headquarters building and land and received approximately $4.6 million in net cash proceeds after deducting transaction costs. As part of the agreement, we entered into a 10-year master lease for the building with annual payments equal to approximately $442,000. In fiscal 2004, we will make payments of approximately $331,000. On October 15, 2003, we closed the sale of excess land adjacent to our headquarters building in Boise, Idaho. We received approximately $1.5 million in net cash proceeds after deducting fees related to the transaction.

The company continued to incur losses from operations, which have required cash and cash equivalents to fund these losses. The company has made progress in reducing the amount of loss from operations and the amount of cash required to fund these losses. The loss from operations was reduced to $2.0 million in the first six months of fiscal 2004 as compared to $3.2 million in the first six months of fiscal 2003. We continue to execute our plans for revenue growth and expense control to reduce the loss from operations and return the company to profitable operations; however, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate.

A significant expense and use of cash is the continued spending related to our defense of the patent infringement lawsuit by Pumatech, Inc. In the first and second quarter of fiscal 2004, $569,000 of cash was used to pay liabilities related to these costs. As of December 31, 2003, an additional $776,000 was included in accounts payable and will be paid in the third quarter of fiscal 2004. We estimate we will incur approximately $900,000 to $1,000,000 of expenses related to the April 12, 2004 trial and other defense activities in the third quarter, which will be paid in the fourth quarter of 2004. We believe we have numerous meritorious defenses to Pumatech's claims and we intend to continue to defend the suit vigorously. However, if the Pumatech litigation were to have an unfavorable result for us, we could be required to pay damages or royalties, or to discontinue sales of certain products, any of which could result in a greater use of cash than is currently anticipated. This could also require us to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing or offering additional equity securities. In the event additional funds are required, we cannot assure you that financing, if needed, will be available on favorable terms, if at all. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result, and any debt financing may contain restrictive covenants.

For detailed information on our minimum future contractual commitments which will require a use of cash, see Note 10 of our Notes to Consolidated Financial Statements in this Form 10-Q.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from uncertainties related to global economics. In light of the improving economic conditions and our anticipation of the upswing in corporate spending on information technology infrastructure, we may now anticipate reaching the point at which we generate cash in excess of our operating expenses in the third or fourth quarter of fiscal 2004. We believe that our existing cash and cash equivalents, together with our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital, capital expenditure, debt maturities and operating expense requirements for the next 12 months. If our operating results were to fail to meet our expectations or if accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. See also our risk factor on page 30 for further discussion.

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

NET CASH USED BY OPERATING ACTIVITIES

                                                  SIX MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                    2003                2002
                                                 ------------------------------

Net cash used by operating activities.......      $(1,531)            $(2,507)

Net cash used by operating activities in the first six months of fiscal 2004 was primarily the result of our net loss of $977,000 in the first six months of fiscal 2004. Included in this loss was a gain of $998,000 primarily from the sale of non-strategic land assets. Also included in net loss from operations were non-cash charges of $499,000 for stock compensation related to the severance of the company's former CEO and CFO. In the second quarter of fiscal 2004, $112,000 of non-cash charges were recorded for restricted stock grants made to members of the company's Board of Directors and employees. We anticipate charges of $190,000 per quarter in the third and fourth quarter of fiscal 2004 related to these restricted stock grants.

The timeliness in the collection of accounts receivable impacts the amount of cash and cash equivalents. Accounts receivable, net of allowances, were $6.7 million and $5.6 million at December 31, 2003 and June 30, 2003, respectively. Days sales outstanding (DSO), which is calculated based on the pattern of business method was 60 and 59 for the quarters ended December 31, 2003 and June 30, 2003. The increase in accounts receivable from the end of the fiscal 2003 was due primarily to an increase in total net revenue. We expect that our accounts receivable will increase in the remainder of fiscal 2004 as a result of an expected increase in net revenues. Accounts receivable may also increase in the future if net revenue from international customers becomes a higher percentage of our net revenue. Generally, these customers have longer payment cycles.

NET CASH PROVIDED BY INVESTING ACTIVITIES

                                                  SIX MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                    2003                2002
                                                 ------------------------------

Net cash provided by investing activities...      $ 1,345             $ 1,202

Net cash from investing activities in the first six months fiscal 2004 was primarily the result of receiving $1.5 million net cash from the sale of non-strategic land. Cash was used in the first six months of fiscal 2004 for tenant improvements we made to the subleased portion of the unused space at our headquarters building pursuant to our lease agreement for the space. Net cash provided by investing activities in the first half of fiscal 2003 was primarily the result of completing the acquisition of ViaFone from which we acquired cash upon close of the transaction.

We plan to incur aggregate capital expenditures of approximately $150,000 during the remainder of fiscal 2004, primarily for tenant improvements, software, system improvements and personal computers.

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   -----------------------------
                                                      2003               2002
                                                   -----------------------------

Net cash provided (used) by financing activities    $ 5,462            $  (103)

Net cash provided by financing activities in the first half of fiscal 2004 consisted primarily of $4.8 million in cash proceeds we received from the sale-and-leaseback of our headquarters building in Boise, Idaho. In addition, $891,000 of cash was provided by the exercise of employee stock options during the first six months of fiscal 2004. Net cash used by financing activities in the first half of fiscal 2003 resulted from payments on term debt assumed as part of our acquisition of ViaFone.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can currently access up to $5.0 million of financing in the form of a demand line of credit, subject to the balance of domestic current accounts receivable balances. The line of credit is collateralized by certain of our assets. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on March 15, 2004. We are in compliance with all covenants and there are no outstanding draws on this facility.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with SVB. This debt has been restructured into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in installments totaling $217,000 in the remainder of fiscal 2004 and $325,000 in fiscal 2005.

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


LEGAL CONTINGENCIES

We are currently involved in a patent infringement suit with Pumatech, Inc. and from time-to-time may be involved in various other minor legal proceedings and claims. Periodically, but not less than quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Part II, Item 1. "Legal Proceedings" of this Form 10-Q for a description of our patent litigation with Pumatech.

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

At the time of the transaction we also assess whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue, and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. If we assessed collectibles differently, the timing and amount of our revenue recognition may have differed materially from that reported.

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

We recognize revenue for support and maintenance services ratably over the contract term, which is usually 12 months, and we generally, recognize revenue from training services as these services are performed. For professional services that involve significant implementation, customization, or modification of our software that is essential to the functionality of the software, we generally recognize both the service and related software license revenue over the period of the engagement, using the percentage-of-completion method. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, where significant uncertainty about the project completion exists, or where an arrangement provides for customer acceptance, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete. If we were to make different judgments or utilize different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that previously reported.

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

INCOME TAXES

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of December 31, 2003, we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we made different judgments or utilized different estimates, the amount or timing of the valuation allowance recorded may have differed materially from that reported. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially impact our financial position and results of operations.

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

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. As of December 31, 2003, we had forward contracts with a nominal value of $8.5 million that matured within 30 days in place against the Canadian dollar, euro and British pound sterling. We had forward contracts with a nominal value of $5.9 million in place against the Canadian dollar, euro and British pound sterling at December 31, 2002, which matured within 30 days. We recognized a net currency exchange loss of approximately $30,000 and a gain of approximately $29,000 for the three and six months ended December 31, 2003, respectively and net currency exchange losses of approximately $63,000 and $118,000 for the three and six months ended December 31, 2002, respectively. We are entering into foreign currency forward contracts in the third quarter of fiscal 2004.

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

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen or continue longer than expected, demand for our products may be reduced as a result of enterprises reducing information technology spending on our products and OEMs reducing their use of our products in their own products. As a result, our revenue may fail to grow or could decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in additional charges incurred in connection with restructuring or other cost-cutting measures we may implement. For example, in both the first and third quarters of fiscal 2003 and the first and second quarters of fiscal 2004, we announced restructuring plans to reduce costs and improve operating efficiencies and, as a result, incurred restructuring costs, primarily for severance payments to terminated employees.

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

On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. On December 11, 2002, Pumatech filed a second amended complaint, which adds allegations that unspecified synchronization products infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amended our defenses and counterclaims to include this additional patent. On August 1, 2003, the Honorable Judge D. Lowell Jensen, United States District Judge, issued the Claim Construction Ruling on the interpretation of certain claims terms of the patents in the suit. We believe that the Court's ruling has significantly narrowed claims in five of the Pumatech patents. The Court also ruled that it could not correct an error that appears in all asserted claims of Pumatech's '676 patent. This error can only be corrected in reissue proceedings in the Patent Office. Until the Patent Office issues corrected claims, Pumatech will be unable to assert the `676 patent, and it is unlikely that such a correction would have any retroactive effect. As a result, if any of our products are ultimately held to be infringing this patent, it is unlikely that Pumatech would be entitled to damages for any period prior to the reissue date. We have petitioned the U.S. Patent Office for reexamination of three of the Pumatech patents. The Patent Office has issued an Office Action for each of the three patents rejecting all Pumatech patent claims over the prior art for two of the patents and rejecting all claims on which we requested reexamination for the other patent. As a result of the reexamination process, we expect the patents to be significantly narrowed or rejected by the Patent Office in their entirety. If the patents are amended and reissued, and we are ultimately held to be infringing one of the reissued patents, it is unlikely that Pumatech would be entitled to damages for any period preceding the reissue date. The parties are in the process of completing expert discovery and other pretrial activities are on going; trial is currently scheduled for April 2004.

We believe that we have numerous meritorious defenses to Pumatech's claims and we intend to continue to defend the suit vigorously. However, litigation is inherently uncertain, and we may not prevail in all of our defenses or counterclaims. If Pumatech prevails in one or more of its claims, we could be required to pay substantial damages for past sales of infringing products, to cease selling specific of our server or desktop synchronization products that are held to infringe a Pumatech patent, to pay royalties on the sales of specific products that are held to infringe a Pumatech patent, or some combination of these results. We may also incur significant development costs to redesign certain of our products to ensure that they are non-infringing. Any of such outcomes could have a material adverse effect on our business and financial position. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

THE SUCCESS OF OUR BUSINESS MAY DEPEND ON US IDENTIFYING AND SECURING ADDITIONAL SOURCES OF FINANCING, WHICH SOURCES MAY NOT BE AVAILABLE WHEN NEEDED OR MAY NOT BE AVAILABLE ON FAVORABLE TERMS.

We believe that our existing working capital, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations or if Pumatech litigation fees, accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. In addition, if the Pumatech litigation were to have an unfavorable result for us, we could be required to pay damages or royalties, or to discontinue sales, of certain products, any of which could result in a greater use of cash than is currently anticipated. This could also require us to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of December 31, 2003, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $13.3 million. We ceased amortizing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize $854,000 of net identifiable intangibles in the remainder of fiscal 2004 and fiscal years 2005 through 2008. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Such impairment and any resulting write-off could have a negative impact on our results of operations in the period of the write- off.

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

We compete with:

o mobile data management companies, including Aether Systems, IBM, iAnywhere (a division of Sybase), Infowave; JP Mobile, Microsoft, Pumatech, and RIM;
o application mobilization companies, including Everypath, iAnywhere, Microsoft, and Oracle;
o mobile enterprise solutions companies, including Aether Systems, Dexterra, and Telispark;
o client/server database providers, including Interbase, Microsoft, Oracle and Pervasive Software;
o mobile connectivity companies, including IVT Corporation, Open Interface and Widcomm; and
o internal research and development departments of OEMs, many of whom are our current customers.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE.

In the second quarter of fiscal 2004, based on the region where the customer resides, 64% of our revenue was generated from sales outside the United States. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

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

OUR BUSINESS MAY BE HARMED IF OUR PROFESSIONAL SERVICES ORGANIZATION DOES NOT GENERATE AN ACCEPTABLE PROFIT LEVEL.

Our professional services business is subject to a variety of risks including:

|X| we may be unable to accurately predict staffing requirements and, therefore, the expense of fulfilling our service contracts may be greater than we anticipate; and

|X| we may have an inappropriate level of resources dedicated to the professional services business in relation to the number of projects we are able to sell, resulting in a low utilization rate of resources.

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

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the second quarter of fiscal 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, our net income would have been reduced by approximately $2.1 million. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 3 of Notes to Condensed Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of December 31, 2003, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our subsidiaries outside the United States are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. As of December 31, 2003, we had forward contracts with a nominal value of $8.5 million that matured within 30 days in place against the Canadian dollar, euro and British pound sterling. We had forward contracts with a nominal value of $5.9 million in place against the Canadian dollar, euro and British pound sterling at December 31, 2002, which matured within 30 days. We recognized a net currency exchange loss of approximately $30,000 and a gain of approximately $29,000 for the three and six months ended December 31, 2003, respectively and net currency exchange losses of approximately $63,000 and $118,000 for the three and six months ended December 31, 2002, respectively. We intend to enter into foreign currency forward contracts in the third quarter of fiscal 2004.

ITEM 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 22, 2002, Pumatech, Inc. filed a patent infringement action against us in the U.S. District Court in Northern California. An amended complaint was filed on May 28, 2002. The action alleges that our XTNDConnect server and desktop synchronization products infringe on seven of Pumatech's synchronization-related patents, that our alleged use of the trademark "Satellite Forms" constitutes trademark infringement, and that other alleged actions constitute unfair competition and interference with contract. The action seeks an injunction against further sales of our server and desktop synchronization products and use of the allegedly infringing trademark, as well as unspecified damages and attorneys' fees. On June 25, 2002, we filed an answer and counterclaim in response to Pumatech's complaint in which we deny Pumatech's charges, raise a number of affirmative defenses and request a declaration from the court that Pumatech synchronization software patents are invalid and not infringed by our products. On December 11, 2002, Pumatech filed a second amended complaint, which adds allegations that unspecified synchronization products infringe an eighth Pumatech patent. On December 31, 2002, we filed an amended answer and counterclaim in which we deny all of Pumatech's charges, including this additional charge, and amended our defenses and counterclaims to include this additional patent. On August 1, 2003, the Honorable Judge D. Lowell Jensen, United States District Judge, issued the Claim Construction Ruling on the interpretation of certain claims terms of the patents in the suit. We believe that the Court's ruling has significantly narrowed claims in five of the Pumatech patents. The Court also ruled that it could not correct an error that appears in all asserted claims of Pumatech's '676 patent. This error can only be corrected in reissue proceedings in the Patent Office. Until the Patent Office issues corrected claims, Pumatech will be unable to assert the `676 patent, and it is unlikely that such a correction would have any retroactive effect. As a result, if any of our products are ultimately held to be infringing this patent, it is unlikely that Pumatech would be entitled to damages for any period prior to the reissue date. We have petitioned the U.S. Patent Office for reexamination of three of the Pumatech patents. The Patent Office has issued an Office Action for each of the three patents rejecting all Pumatech patent claims over the prior art for two of the patents and rejecting all claims on which we requested reexamination for the other patent. As a result of the reexamination process, we expect the patents to be significantly narrowed or rejected by the Patent Office in their entirety. If the patents are amended and reissued, and we are ultimately held to be infringing one of the reissued patents, it is unlikely that Pumatech would be entitled to damages for any period preceding the reissue date. The parties are in the process of completing expert discovery and other pretrial activities are on going; trial is currently scheduled for April 2004.

We believe that we have numerous meritorious defenses to Pumatech's claims and we intend to continue to defend the suit vigorously. However, litigation is inherently uncertain, and we may not prevail in all of our defenses or counterclaims. If Pumatech prevails in one or more of its claims, we could be required to pay substantial damages for past sales of infringing products, to cease selling specific of our server or desktop synchronization products that are held to infringe a Pumatech patent, to pay royalties on the sales of specific products that are held to infringe a Pumatech patent, or some combination of these results. We may also incur significant development costs to redesign certain of our products to ensure that they are non-infringing. Any of such outcomes could have a material adverse effect on our business and financial position. In addition, litigation is frequently expensive and time-consuming, and management may be required to spend significant time in the defense of the suit; such costs and the diversion of management time could have a material adverse effect on our business. The ultimate outcome of any litigation is uncertain and the range of loss that could occur upon resolution of this matter is not estimable. We cannot estimate the costs of any potential settlement. Were an unfavorable outcome to occur, the impact could be material to our financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2003 Annual Meeting of Stockholders, which was held on December 11, 2003, there were 14,055,580 shares of common stock entitled to vote at the meeting and a total of 12,013,209 shares were represented at the meeting. The following proposals were submitted to a vote of the stockholders:

(a) The following nominees for Class II Directors were elected. Each person elected as a Class II Director will serve for a three-year term that expires upon the 2006 Annual Meeting of Stockholders or until their successors are elected and qualified.

       Name of Nominee               Votes For          Votes Against
     ------------------------     ---------------     ----------------

     John M. Russell                 11,884,076            129,133
     Robert Frankenberg              11,844,761            168,448
     Ralph Godfrey                   11,849,761            163,448

(b) The following nominees for Class I Director were elected. The Class I Directors will serve for a two-year term that expires upon the 2005 Annual Meeting of Stockholders or until his successor is elected and qualified.


       Name of Nominee               Votes For          Votes Against
     ------------------------     ---------------     ----------------

     James R. Bean                   11,907,859            105,350
     Jody B. Olson                   11,911,001            102,208

(c) The following nominee for Class III Director was elected. The Class III Director will serve for a one-year term that expires upon the 2004 Annual Meeting of Stockholders or until his successor is elected and qualified.


       Name of Nominee               Votes For          Votes Against
     ------------------------     ---------------     ----------------

     Archie Clemins                  11,848,660            164,549

(d) An increase in the number of shares of common stock reserved for issuance under the Extended Systems Incorporated 1998 Stock Plan was approved:

     o    4,385,114 votes in favor;
     o    404,619 votes against; and
     o    47,600 abstentions.

(e) An increase in the number of shares of common stock reserved for issuance under the Extended Systems Incorporated 1998 Director Option Plan was approved:

     o    4,371,728 votes in favor;
     o    380,849 votes against; and
     o    84,756 abstentions.

(f) An increase in the number of shares of common stock reserved for issuance under the Extended Systems Incorporated 2001 Approved Share Option Scheme was approved:

     o    4,133,435 votes in favor;
     o    382,998 votes against; and
     o    320,900 abstentions.

(g) The ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the year ended June 30, 2004 was approved:

     o    11,929,254 votes in favor;
     o    43,446 votes against; and
     o    40,509 abstentions.

Following the election of the Class I, Class II and Class III directors described above, our Board of Directors consists of the following members: (1) Raymond A. Smelek, (2) James R. Bean, (3) Archie Clemins, (4) Robert Frankenberg, (5) Ralph Godfrey, (6) Jody B. Olson and (7) John M. Russell.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

    10.4.1       1998 Directors Stock Option Plan (Restated 10/21/03)
    10.34        Employment Agreement between the Company and David Willis
    10.35        Employment Agreement between the Company and Valerie A.
                 Heusinkveld
    10.55        Separation Agreement between the Company and Karla K. Rosa
      31 Certification of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32         Certification of Executive Officers pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

On October 22, 2003, we furnished a current report on Form 8-K in connection with the issuance of a press release dated October 22, 2003 announcing our financial results for our first fiscal quarter ended September 30, 2003.

On November 25, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated November 11, 2003 announcing that we had named Valerie A. Heusinkveld Chief Financial Officer and Vice President of Finance and that former Chief Financial Officer and Vice President of Finance Karla K. Rosa had resigned.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on February 17, 2004.

                                      EXTENDED SYSTEMS INCORPORATED

                                      By:  /s/ CHARLES W. JEPSON
                                          ---------------------------
                                          CHARLES W. JEPSON
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER