Form 10-Q
period 2004-03-31
EXTENDED SYSTEMS INC
filed 2004-05-17
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                     -------------------------------------

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

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2004, was 14,665,188.

================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

                    FOR THE NINE MONTHS ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2004 and
         June 30, 2003 (unaudited)                                            3

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended March 31, 2004 and 2003 (unaudited)            4

         Condensed Consolidated Statements of Comprehensive Loss for the
         Three and Nine Months Ended March 31, 2004 and 2003 (unaudited)      5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended March 31, 2004 and 2003 (unaudited)                     6

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations                                               16
         ---------------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          34
         ----------------------------------------------------------

Item 4.  Controls and Procedures                                             34
         -----------------------

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   35
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                    35
         --------------------------------

         (Items 2,3, 4 and 5 of Part II are not applicable and have been omitted)

         SIGNATURES

         CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

                                                                                              MARCH 31,       JUNE 30,
                                                                                                2004            2003
                                                                                             ----------      ----------
ASSETS
Current:
     Cash and cash equivalents .........................................................     $    7,756      $    3,502
     Receivables, net of allowances of $392 and $831 ...................................          6,292           5,644
     Prepaid and other .................................................................            961             966
                                                                                             ----------      ----------
         Total current assets ..........................................................         15,009          10,112
Property and equipment, net ............................................................          4,362           5,293
Goodwill ...............................................................................         12,489          12,489
Intangibles, net .......................................................................            715           1,197
Other long-term assets .................................................................            134            --
                                                                                             ----------      ----------
         Total assets ..................................................................     $   32,709      $   29,091
                                                                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
     Accounts payable ..................................................................     $    2,153      $    2,314
     Accrued expenses ..................................................................          3,674           2,888
     Deferred revenue ..................................................................          3,168           2,961
     Accrued restructuring .............................................................            312             722
     Current portion of long-term debt .................................................            434             434
     Current portion of capital leases .................................................             24              22
                                                                                             ----------      ----------
         Total current liabilities .....................................................          9,765           9,341

Non-current:
     Long-term debt ....................................................................          4,800             325
     Capital leases ....................................................................             24              42
     Other long-term liabilities .......................................................            133             127
                                                                                             ----------      ----------
         Total non-current liabilities .................................................          4,957             494
                                                                                             ----------      ----------
         Total liabilities .............................................................         14,722           9,835

Commitments and contingencies--Note 10

Stockholders' equity:
     Preferred stock; $0.001 par value per share, 5,000 shares authorized; no
       shares issued or outstanding ....................................................           --              --
     Common stock; $0.001 par value per share, 75,000 shares authorized; 14,665 and
       13,977 shares issued and outstanding ............................................             15              14
     Additional paid-in capital ........................................................         47,045          44,481
     Treasury stock; $0.001 par value per share, 17 and 261 common shares ..............           --              --
     Accumulated deficit ...............................................................        (26,946)        (23,884)
     Unamortized stock-based compensation ..............................................           (413)           --
     Accumulated other comprehensive loss ..............................................         (1,714)         (1,355)
                                                                                             ----------      ----------
         Total stockholders' equity ....................................................         17,987          19,256
                                                                                             ----------      ----------
         Total liabilities and stockholders' equity ....................................     $   32,709      $   29,091
                                                                                             ==========      ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        MARCH 31,                   MARCH 31,
                                                                 ----------------------      ----------------------
                                                                   2004          2003          2004          2003
                                                                 --------      --------      --------      --------
Revenue:
    License fees and royalties .............................     $  6,076      $  5,696      $ 18,904      $ 16,012
    Services and other .....................................        2,231         1,665         5,465         4,141
                                                                 --------      --------      --------      --------


        Total net revenue ..................................        8,307         7,361        24,369        20,153


Cost and expenses:
    Cost of license fees and royalties .....................          132            99           358           317
    Cost of services and other .............................          911           785         2,704         2,311
    Research and development ...............................        1,669         1,709         4,595         5,558
    Acquired in-process research and development ...........         --            --            --             430
    Marketing and sales ....................................        3,901         3,830        11,541        10,761
    General and administrative .............................        1,131           814         3,395         2,763
    Restructuring charges ..................................          117           361         1,446           497
    Patent litigation fees, license and settlement .........        2,080           426         3,425           984
    Non-cash stock compensation ............................          169          --             337          --
    Amortization of purchased technology ...................          138           188           482           537
                                                                 --------      --------      --------      --------
       Total costs and expenses ............................       10,248         8,212        28,283        24,158
       Loss from operations ................................       (1,941)         (851)       (3,914)       (4,005)
Other income (expense), net ................................            4            42            46           (58)
Gain on sale of land .......................................         --            --           1,058          --
Interest expense ...........................................         (139)          (65)         (318)         (264)
                                                                 --------      --------      --------      --------
        Loss before income taxes ...........................       (2,076)         (874)       (3,128)       (4,327)
Income tax provision (benefit) .............................            9           (79)           22          (133)
                                                                 --------      --------      --------      --------
        Loss from continuing operations ....................       (2,085)         (795)       (3,150)       (4,194)
        Income from discontinued operations, net of tax ....         --             147            88           316
                                                                 --------      --------      --------      --------
        Net loss ...........................................     $ (2,085)     $   (648)     $ (3,062)     $ (3,878)
                                                                 ========      ========      ========      ========

Basic earnings (loss) per share:


    Loss from continuing operations ........................     $  (0.14)     $  (0.06)     $  (0.22)     $  (0.31)
    Earnings from discontinued operations ..................     $   0.00      $   0.01      $   0.00      $   0.02
                                                                 --------      --------      --------      --------
Net loss per share .........................................     $  (0.14)     $  (0.05)     $  (0.22)     $  (0.29)
                                                                 ========      ========      ========      ========

Diluted earnings (loss) per share:


    Loss from continuing operations ........................     $  (0.14)     $  (0.06)     $  (0.22)     $  (0.31)
    Earnings from discontinued operations ..................     $   0.00      $   0.01      $   0.00      $   0.02
                                                                 --------      --------      --------      --------
Net loss per share .........................................     $  (0.14)     $  (0.05)     $  (0.22)     $  (0.29)
                                                                 ========      ========      ========      ========

Number of shares used in per share calculations:
    Basic ..................................................       14,601        13,821        14,236        13,221
    Diluted ................................................       14,601        13,821        14,236        13,221

          The accompanying notes are an integral part of the condensed consolidated financial statements.

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     MARCH 31,                       MARCH 31,
                                             ----------------------------------------------------------
                                                2004            2003            2004            2003
                                             ----------      ----------      ----------      ----------
Net loss ...............................     $   (2,085)     $     (648)     $   (3,062)     $   (3,878)
Change in currency translation, net ....              1            (167)           (359)           (207)
                                             ----------      ----------      ----------      ----------


    Comprehensive income (loss) ........     $   (2,084)     $     (815)     $   (3,421)     $   (4,085)
                                             ==========      ==========      ==========      ==========


         The accompanying notes are an integral part of the condensed consolidated financial statements.

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                              NINE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         --------------------------
                                                                                            2004            2003
                                                                                         ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................................................     $   (3,062)     $   (3,878)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Provision for bad debts ....................................................            123             110
        Depreciation and amortization ..............................................          1,189           1,418
        Stock compensation .........................................................            893            --
        Acquired in-process research and development ...............................           --               430
        Other ......................................................................           --               283
        Gain on sale of property and equipment .....................................         (1,001)
        Changes in assets and liabilities, net of effect of acquisitions:
           Receivables .............................................................           (122)           (871)
           Prepaid and other assets ................................................           (283)            470
           Accounts payable and accrued expenses ...................................           (639)           (605)
           Deferred revenue ........................................................            135            (331)
                                                                                         ----------      ----------


               Net cash used by operating activities ...............................         (2,767)         (2,974)



CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment .............................................           (310)            (82)
    Proceeds from sale of property and equipment ...................................          1,564            --
    Acquisition - ViaFone, net cash acquired .......................................           --             1,119
    Other investing activities .....................................................             19             156
                                                                                         ----------      ----------


               Net cash provided by investing activities ...........................          1,273           1,193


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale-and-leaseback of building ...................................          4,800            --
    Proceeds from the issuance of common stock .....................................          1,240             101
    Payments on long-term debt .....................................................           (342)           (342)
    Borrowings on line of credit ...................................................           --               290
                                                                                         ----------      ----------


               Net cash provided by financing activities ...........................          5,698              49
    Effect of exchange rate changes on cash ........................................             50             (28)
                                                                                         ----------      ----------
    Net increase (decrease) in cash and cash equivalents ...........................          4,254          (1,760)
CASH AND CASH EQUIVALENTS:
    Beginning of period ............................................................          3,502           5,439
                                                                                         ----------      ----------


    End of period ..................................................................     $    7,756      $    3,679
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

We have prepared these condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2004, and our results of operations and cash flows for the three and nine months ended March 31, 2004 and March 31, 2003. The results for these interim periods are not necessarily indicative of the expected results for any other interim period or the year ending June 30, 2004. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The condensed consolidated balance sheet at June 30, 2003 was derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

We have a history of incurring losses from operations and have an accumulated deficit of approximately $26.9 million as of March 31, 2004. For the nine months ended March 31, 2004, we incurred a loss from operations of approximately $3.1 million, and negative cash flows from operations of approximately $2.8 million. At March 31, 2004, we had cash and cash equivalents of $7.8 million. Management believes that our existing working capital and borrowing capacity will be sufficient to fund our anticipated working capital and capital expenditure requirements through at least March 31, 2005.

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

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with the changes in fair value of the underlying asset or liability being managed. As of March 31, 2004, we had forward contracts with a nominal value of $9.3 million that matured within 30 days in place against the Canadian dollar, euro and British pound sterling. We had no forward contracts in place as of March 31, 2003. We recognized net currency exchange losses of approximately $45,000 and $17,000 for the three and nine months ended March 31, 2004, respectively and a net currency exchange gain of approximately $36,000 and a net loss of approximately $82,000 for the three and nine months ended March 31, 2003, respectively.

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

Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the impact of their inclusion would have been antidilutive for the following periods:

                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                    MARCH 31,                 MARCH 31,
                              -----------------------------------------------
                                2004         2003         2004         2003
                              --------     --------     --------     --------

Stock Options ...........        3,346        3,501        3,346        3,501
Warrants ................           35           35           35           35

NOTE 3.  STOCK-BASED COMPENSATION PLANS

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations to measure compensation expense for stock-based compensation plans. If compensation expense for our stock option plans had been determined under SFAS No. 123, our net loss would have been equal to the pro-forma amounts indicated below for the three and nine months ended March 31:

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                   MARCH 31,                   MARCH 31,
                                                                            --------------------------------------------------
                                                                              2004          2003          2004          2003
                                                                            --------      --------      --------      --------
Net loss attributed to common shares, as reported .....................     $ (2,085)     $   (648)     $ (3,062)     $ (3,878)
Add:
Stock-based employee compensation expense included
in reported net loss, net of tax effects ..............................           42          --             598          --
Less:
Stock-based employee compensation expense determined
under a fair value based method for all grants, net of tax effects ....         (746)       (1,291)       (4,088)       (4,275)
                                                                            --------      --------      --------      --------
Net loss attributed to common shares, pro-forma .......................     $ (2,789)     $ (1,939)     $ (6,552)     $ (8,153)
                                                                            ========      ========      ========      ========

Basic and diluted loss per share:
Net loss, as reported .................................................     $  (0.14)     $  (0.05)     $  (0.22)     $  (0.29)
Net loss, pro-forma ...................................................     $  (0.19)     $  (0.14)     $  (0.46)     $  (0.62)

We determined the fair value of options at the date of grant using the Black-Scholes option-pricing model. We assumed no future dividends would be paid. The other weighted-average assumptions are as follows for the three and nine months ended March 31:

                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                 MARCH 31,                             MARCH 31,
                                      ----------------------------------------------------------------------
                                          2004               2003               2004               2003
                                      -------------      -------------      -------------      -------------
Risk-free interest rate:
   Option plans .................              3.75%               3.6%      3.75-4.04%                  3.9%
   Purchase plan ................               0.0%               3.7%      0.0 - 3.84%                 3.7%

 Expected life in years:
   Option plans .................              7.63                7.6       7.6 - 7.63                  7.6
   Purchase plan ................               0.0                0.5       0. 0 - 0.5                  0.5

 Volatility factor:
   Option plans .................             101.4%             102.4%     101.4 -103.1%              102.4%
   Purchase plan ................               0.0%               0.0%      0 - 103.1%                  0.0%

 Dividend yield .................               0.0%               0.0%         0.0%                     0.0%

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

The following summarizes the results of discontinued operations:

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                MARCH 31,                 MARCH 31,
                                                          -----------------------------------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------
 Net revenue ........................................     $   --       $    520     $    169     $  1,143
 Income before taxes ................................         --            239          140          480
 Income tax provision ...............................         --             87           52          188
 Income from discontinued operations, net of tax ....         --            147           88          316
Earnings per share from discontinued operations:
      Basic and diluted .............................     $   0.00     $   0.01     $   0.00     $   0.02

NOTE 5.  RESTRUCTURING CHARGES

We recorded $117,000 and $1.451 million in workforce reduction costs for the three and nine months ended March 31, 2004, respectively. Of the $1.451 million recorded for the nine months ended March 31, 2004, $1.446 million related to continuing operations and the balance of $5,000 was recorded as an expense of our discontinued operations. For the three and nine months ended March 31, 2004, the restructuring charge includes $55,000 and $554,000, respectively, of non-cash compensation resulting from the accelerated vesting of employee stock options and restricted stock that is not included in the table below. The restructuring charges for the third quarter of fiscal 2004 consist primarily of severance, benefits, and other costs related to the termination of 5 employees in our administration, marketing and sales, and research and development groups in the United States. The restructuring charges in the first and second quarters of fiscal 2004 consist primarily of severance, benefits, and other costs related to the resignations of Karla Rosa, our former Vice President of Finance and Chief Financial Officer, and Steven Simpson, our former President and Chief Executive Officer and the termination of 13 employees in our marketing and sales, research and development, administration and operations groups.

A summary of accrued restructuring charges is as follows:

                                                                                     Workforce     Facilities
                                                                                     Reduction     and Other
                                                                                       Costs         Costs         Total
                                                                                     --------      --------      --------
Balance at June 30, 2003 .......................................................     $    188      $    534      $    722
Costs incurred in first quarter of fiscal 2004 .................................          636          --             636
Cash payments ..................................................................         (255)         (146)         (401)
                                                                                     --------      --------      --------
Balance at September 30, 2003 ..................................................     $    569      $    388      $    957
Costs incurred in second quarter of fiscal 2004 ................................          199          --             199
Other Adjustments (1) ..........................................................         --            (340)         (340)
Cash payments ..................................................................         (151)          (48)         (199)
                                                                                     --------      --------      --------
Balance at December 31, 2003 ...................................................     $    617      $   --        $    617
Costs incurred in third quarter of fiscal 2004 and true-up of prior amounts ....           62          --              62
Cash payments ..................................................................         (367)         --            (367)
                                                                                     --------      --------      --------
Balance at March 31, 2004 ......................................................     $    312      $   --        $    312
                                                                                     ========      ========      ========

(1) As a result of the Brisbane lease termination during the quarter, the balance as of October 31, 2003 of restructuring charges related to the lease was reversed. See Note 10.

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

Goodwill and other identified intangible assets relate to our acquisition of Rand Software Corporation in 1998, Oval (1415) Limited in 1999, and AppReach and ViaFone Inc. in 2002. Our goodwill and other identifiable intangible assets consist of the following:

                                                        AS OF MARCH 31,                           AS OF JUNE 30,
                                                             2004                                     2003
                                            -----------------------------------------------------------------------------
                                             Gross                                      Gross
                                            Carrying    Accumulated                    Carrying    Accumulated
                                             Amount     Amortization        Net         Amount     Amortization     Net
                                            --------      --------       --------      --------      --------    --------
Goodwill ................................   $ 12,489      $   --         $ 12,489      $ 12,489      $   --      $ 12,489
Intangibles:
  Purchased technology ..................      3,691        (3,031)           660         3,691        (2,561)      1,130
  Customer relationships ................         80           (25)            55            80           (13)         67
  Non-compete covenants .................          6            (6)          --               6            (6)       --
  Other .................................          5            (5)          --               5            (5)       --
                                            --------      --------       --------      --------      --------    --------
    Total intangibles ...................      3,782        (3,067)           715         3,782        (2,585)      1,197
                                            --------      --------       --------      --------      --------    --------
Total goodwill and other intangibles ....   $ 16,271      $ (3,067)      $ 13,204      $ 16,271      $ (2,585)   $ 13,686
                                            ========      ========       ========      ========      ========    ========

Amortization of non-goodwill intangible assets was $138,000 and $188,000 for the quarters ended March 31, 2004 and 2003, respectively, and was $482,000 and $537,000 for the nine months ended March 31, 2004 and March 31, 2003, respectively. Based on the identified intangible assets recorded at March 31, 2004, the estimated future amortization expense for the remaining nine months of fiscal 2004, and fiscal 2005, 2006, 2007 and 2008 is $138,000, $204,000,
$172,000, $172,000, and $29,000, respectively.

                                                             AS OF      AS OF
                                                           MARCH 31,   JUNE 30,
NOTE 7. RECEIVABLES                                          2004        2003
                                                           --------    --------

Accounts receivable ....................................   $  6,547    $  6,377
Other receivables ......................................        137          98
Allowance for doubtful accounts and product returns ....       (392)       (831)
                                                           --------    --------

                                                           $  6,292    $  5,644
                                                           ========    ========

                                                             AS OF      AS OF
                                                           MARCH 31,   JUNE 30,
NOTE 8. PROPERTY AND EQUIPMENT                               2004        2003
                                                           --------    --------
Land and land improvements .............................   $    533    $  1,007
Buildings ..............................................      5,904       5,798
Computer equipment .....................................      5,667       5,702
Furniture and fixtures .................................      2,328       2,308
                                                           --------    --------

                                                             14,432      14,815
Less accumulated depreciation ..........................    (10,070)     (9,522)
                                                           --------    --------

                                                           $  4,362    $  5,293
                                                           ========    ========

                                                            AS OF       AS OF
                                                           MARCH 31,   JUNE 30,
NOTE 9. ACCRUED EXPENSES                                     2004        2003
                                                           --------    --------

Accrued payroll and related benefits ...................   $  1,739    $  1,336
Accrued warranty and support costs .....................        148         141
Other ..................................................      1,787       1,411
                                                           --------    --------


                                                           $  3,674    $  2,888
                                                           ========    ========

NOTE 10.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $153,000 and $221,000 for the three months ended March 31, 2004 and 2003, respectively. For the nine months ended March 31, 2004 and 2003, operating lease expense was $559,000 and $566,000, respectively.

On September 26, 2003, we closed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at March 31, 2004. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

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

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At March 31, 2004, the loan balance was $434,000.

Our minimum future contractual commitments associated with our operational indebtedness and lease obligations as of March 31, 2004 are as follows (in thousands):

                                                                           YEAR ENDING JUNE 30,
                                                       ------------------------------------------------------------
                                                        2004     2005     2006     2007     2008  THEREAFTER  TOTAL
                                                       ------   ------   ------   ------   ------   ------   ------
SVB debt principal (1) .............................   $  108   $  326   $ --     $ --     $ --     $ --     $  434
SVB debt interest ..................................        8       11     --       --       --       --         19
Payment pursuant to building sale-and-leaseback ....      110      442      442      442      442    2,317    4,195
Brisbane lease termination fee .....................       73     --       --       --       --       --         73
Capital leases (1) .................................        7       28       12        7     --       --         54
Operating leases ...................................      116      380      222      186      171      171    1,246
Post-retirement benefits ...........................       15       15       15       15       15       58      133
                                                       ------   ------   ------   ------   ------   ------   ------
  Total commitments ................................   $  437   $1,202   $  691   $  650   $  628   $2,546   $6,154
                                                       ======   ======   ======   ======   ======   ======   ======

(1) These amounts are reported on the balance sheet as current and non-current liabilities, depending on the timing of when payments are due.

Non-current capital lease obligations are as follows (in thousands):

                                                    AS OF
                                                MARCH 31, 2004
                                                   --------
Gross capital lease obligations ................   $     54
Less imputed interest ..........................         (6)
                                                   --------
Present value of net minimum lease payments ....         48
Less current portion ...........................        (24)
                                                   --------
Non-current capital lease obligations ..........   $     24
                                                   ========

GUARANTEES. We have provided a guarantee that secures our rental payments at our Bristol, England location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is valid until the expiration of our lease on January 13, 2005. The maximum potential amount of future payments we could be required to make under this letter of credit as of March 31, 2004 is approximately $25,000.

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

The following table reconciles the changes in our warranty accrual for the nine months ended March 31, 2004:

Balance at June 30, 2003 ...................................................     $    141
Accrual for sales made during the three months ended September 30, 2003 ....           59
Warranty expirations during the three months ended September 30, 2003 ......          (53)
                                                                                 --------
Balance at September 30, 2003 ..............................................     $    147
Accrual for sales made during the three months ended December 31, 2003 .....           73
Warranty expirations during the three months ended December 31, 2003 .......          (72)
                                                                                 --------
Balance at December 31, 2003 ...............................................     $    148
Accrual for sales made during the three months ended March 31, 2004 ........           73
Warranty expirations during the three months ended March 31, 2004 ..........          (73)
                                                                                 --------
Balance at March 31, 2004 ..................................................     $    148
                                                                                 ========

LINE OF CREDIT. On January 15, 2002, we entered into a loan and security agreement with SVB, under which we can access up to $5.0 million of financing in the form of a demand line of credit. Our borrowing capacity is limited to 75% of eligible accounts receivable, net of current payments due on our long-term debt. Certain of our assets collateralize the line of credit. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires in June 2004. As of March 31, 2004, we had no outstanding borrowings on the line of credit and we were in compliance with all financial covenants required under the line of credit.

LITIGATION. On March 4, 2004 we mutually agreed with Intellisync Corporation ("Intellisync"), formerly known as Pumatech, Inc., to settle the patent infringement lawsuit initiated by Intellisync on April 22, 2002. Both companies agreed to settle all claims and to immediately terminate litigation proceedings. In connection with the settlement, we made a one-time payment to Intellisync of $2.0 million and received a license to certain Intellisync patents. This payment covers estimated past and future royalties on revenue related to our products shipped and covered under Intellisync's licensed patents. Both companies have agreed there will be no further patent litigation actions for a period of five
(5) years and that Intellisync will release all of our customers from any claims of infringement relating to their purchase and future use of our products. For the three months ended March 31, 2004, based on revenues related to our products covered by the license, we expensed $1,570,000 of the one-time payment. The balance of $430,000 was capitalized and will be amortized over future years.

We are also, from time-to-time, a party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

NOTE 11.  INCOME TAXES

For the three months ended March 31, 2004, we recorded income tax expense for continuing operations, related primarily to foreign withholding taxes, of $9,000. There was no income tax expense or benefit associated with discontinued operations for the period. For the nine months ended March 31, 2004, we recorded income tax expense, related primarily to foreign withholding taxes, of $74,000. The income tax expense associated with continuing operations was $22,000 and that associated with discontinued operations was $52,000.

For the three months ended March 31, 2003, we recorded income tax expense, related primarily to foreign withholding taxes, of $8,000. The income tax benefit associated with continuing operations was $79,000 and the income tax expense associated with discontinued operations was $87,000. For the nine months ended March 31, 2003, we recorded income tax expense, related primarily to foreign withholding taxes, of $55,000. The income tax benefit associated with continuing operations was $133,000 and the income tax expense associated with discontinued operations was $188,000.

NOTE 12.  BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

At March 31, 2004, we had one operating segment. Our mobile information management segment includes both mobile data management and wireless connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products include wireless connectivity products, data synchronization and management software and client/server database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers, application developers, enterprises and computer resellers.

Our headquarters is located in the United States. We have research and development facilities in the United States, United Kingdom and Canada. We conduct sales, marketing and customer service activities throughout the world and we have sales offices in North America and Western Europe. Geographic revenue information is based on the location of the customer.

                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                             MARCH 31,               MARCH 31,
                                                                        ------------------------------------------
                   NET REVENUE PERCENTAGES BY REGION                     2004        2003        2004        2003
                                                                        ------      ------      ------      ------
     Domestic .....................................................         43%         55%         41%         51%
     International:
        Europe
          Comprehensive loss ......................................         51          40          50          41
        Asia ......................................................          4           4           7           5
        Other regions .............................................          2           1           2           3
                                                                        ------      ------      ------      ------
             Total international ..................................         57%         45%         59%         49%
                                                                        ------      ------      ------      ------
                        Net revenue from continuing operations ....        100%        100%        100%        100%
                                                                        ======      ======      ======      ======

Substantially all of our long-lived assets are in the United States.

No customers accounted for more than 10% of our net revenue from continuing operations in the three or nine months ended March 31, 2004 and 2003.

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

The Company amortizes non-cash stock compensation charges on a straight-line basis over the vesting period. The restricted stock awards granted to employees vest 100% on the first anniversary of the grant date. The restricted stock awards granted to directors vest in the amount of one-third on the first anniversary of the grant date and one-third in each of the following two years. The director options will lapse in full on the first anniversary of the grant date if the director attends the required number of board meetings held during the year. If an employee or director terminates service before vesting is complete, the restricted stock is repurchased from the individual and any compensation expense previously recognized is reversed thereby reducing the amount of stock-based compensation amortization during the period.

During the three and nine months ended March 31, 2004 the Company recognized stock compensation expense of $169,000 and $337,000, respectively, related to the above restricted-stock grants.

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

We assume no obligation to update any forward-looking statements and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." You should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our 2003 Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q that we have filed in fiscal 2004. All period references are to our third fiscal quarters ended March 31, 2004, and 2003, the nine months ended March 31, 2004 and 2003 and our fiscal years ended June 30, 2004 and 2003, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

OVERVIEW
--------

We plan to grow the business through a concentrated focus on our Mobile Solutions family of products. During the first quarter of fiscal 2004, we announced the launch of our OneBridge Mobile Groupware solution with our patent-pending IP-based push technology. This was the first wireless e-mail solution in the market to proactively send live e-mail to mobile users using Palm, Pocket PC or Symbian based devices. During the third quarter of fiscal 2004, we introduced into the market the same Push technology in our overall Mobile Solutions Platform, which allows our customers to push any type of data to mobile devices. Our customer base currently uses these products primarily in applications that mobilize email and personal contact and calendar information. However, we are also seeing a growing trend where utilizing our products, our customers are mobilizing their mission critical information, such as field service requests and inventory availability that can be sent instantly to field workers with wireless devices. This immediate access to corporate data can deliver significant increases in productivity, reduction of cycle times, improved asset management and faster response times to customer needs. The latest release of our OneBridge products adds support for new dual-purpose devices including Sony Ericsson's P800 and P900, palmOne's Treo 600, Orange's M100 Pocket PC Phone and Smartphone SPV E200, and O2's XDA II.

We continue to add and work closely with partners such as Siemens, palmOne, Orange, Sony Ericsson and others to build our awareness and influence in the enterprise marketplace. During the third quarter we began activities with Messaging Architects, a Novell Premier Level DeveloperNet partner, to provide Novell GroupWise users with wireless access to e-mail and PIM (personal information management) information on a wide array of mobile devices, including Palm and Pocket PC-based devices. This capability is based upon our OneBridge Mobile Groupware platform. During the third quarter we also announced signing a Master Alliance Agreement with HP that allows for collaborative marketing efforts on mobile and wireless solutions. This arrangement is designed to combine our mobile application solution products with HP's products and services capability to deliver a framework on which enterprises can build their mobility strategies. With this alliance we plan to address three key areas for enterprise accounts with mobile needs -- mail and messaging, field service automation and sales force automation.

Our partner activities have resulted in the initiation of several pilot projects we intend to launch with our partners; however, there can be no certainty that these pilot projects will lead to future sales.

A portion of our revenue today comes from selling our mobile email products to large enterprises. Our plans for additional growth come from delivering mobile applications to these customers and new customers. These plans include working closely with our partners to develop and implement the mobile applications customers will need to enable them to manage mission critical business processes. We expect to increase the amount of business we do together with partners; however, there can be no assurance that current and prospective partners will participate with us or that acceptable agreements can be negotiated with partners.

Since introducing our wireless email and data products, wireless carriers have entered into discussions to partner with us. We believe the open nature of our products gives us a competitive advantage over other alternatives available in the marketplace. Our products enable information technology and network managers to select the network provider and service level agreement for their organization according to their requirements and the users can select from a broad choice of mobile devices that satisfies their unique need. During the third quarter we announced signing an agreement with Rogers AT&T, Canada's leading wireless communications service provider, where Extended Systems has been designated as a preferred vendor to enable the delivery of wireless application data to Rogers AT&T enterprise customers. In selected European countries, Orange, one of the UK's most popular wireless carriers, is offering our OneBridge Mobile Groupware solution to its customers. Orange will provide the solution to customers on their featured devices including the Orange SPV E200 and palmOne's Treo 600. We expect to increase the amount of business we do together with wireless carriers; however, there can be no assurance that the wireless carriers will be successful in marketing our products to their enterprise customers.

REVENUE GROWTH
--------------

We sell our mobile information management products primarily to enterprises, original equipment manufacturers ("OEMs"), application developers and resellers both directly and through our e-commerce storefronts on the Internet.

Net revenue from continuing operations for the third quarter of fiscal 2004 was $8.3 million, which is a 13% increase over the revenues recorded for the third quarter of last year. Year-to-date our revenues are $24.4 million. We have also experienced revenue growth in the first nine months of fiscal 2004 with year-to-date revenues 21% higher than the $20.2 million recorded for the first nine months of fiscal 2003.

Our third quarter revenue grew across all our product lines in comparison to our prior year revenues. In comparison to our second quarter, our revenues decreased 2%. We classify our product offerings into one operating segment, our mobile information management segment, which consists of products and services that extend enterprise applications to mobile and wireless environments. In the third quarter and for the first nine months of fiscal 2004 our largest product line was our Mobile Solutions Product suite, which consists of our One Bridge products and our XTNDConnect PC products, our second largest product group was client/server database management systems with remote access capabilities and the remainder of our sales came from our wireless connectivity Bluetooth and IrDA products. Our revenue growth in the third quarter and for the first nine months of fiscal 2004 came from the following product lines:

                                         % GROWTH      % GROWTH       % GROWTH
                                         3Q FY '04    YTD FY '04     3Q FY '04
                                        COMPARED TO   COMPARED TO   COMPARED TO
PRODUCT REVENUE GROWTH                   3Q FY '03    YTD FY '03     2Q FY '04
                                        ---------------------------------------

Mobile Solutions Product Family             8%            14%           -2%
Advantage Database Products                 3%             2%             1%
Wireless Connectivity Products              2%             5%           -1%
                                        ---------------------------------------
  Total Growth                             13%            21%           -2%
                                        =======================================

Our future results of operations will be highly dependent upon the success of our software products and services, specifically our Mobile Solutions Product Suite and our Wireless Connectivity Software. We expect license fees, royalties and services revenue generated by these products to continue to constitute the dominant portion of our revenue. We expect both license revenue and service revenue to increase in the remaining quarter of fiscal 2004; however, revenue has fluctuated in the past and may do so again in the future. Fluctuations occur because the timing of when customers finalize the agreements to purchase our software can be difficult to predict. In addition, sales of our products to OEMs and to companies that license our software to include in their own software are difficult to predict because they are dependent upon the timing of customer projects and the effectiveness of our customer's marketing efforts. Although we expect an overall increase in the amount of billable hours of our professional services group, service revenue may fluctuate from quarter to quarter based on the amount of revenue we may be required to defer under our revenue recognition policy and the timing of services engagements.

We derive revenue from:

o   software license fees and royalties;
o   support and maintenance fees; and
o professional services, including non-recurring development fees that we generate when we adapt products to customers' specifications and consulting services.

                                                 THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                      MARCH 31,                                      MARCH 31,
                                       ---------------------------------------        ---------------------------------------
                                          2004             %            2003             2004             %           2003
                                                        CHANGE                                         CHANGE
                                       ---------------------------------------        ---------------------------------------
License fees and royalties ....        $  6,076             7%        $  5,696        $ 18,904            18%        $ 16,012
Services and other ............           2,231            34%           1,665           5,465            32%           4,141
                                       --------                       --------        --------                       --------
                                       $  8,307            13%        $  7,361        $ 24,369            21%        $ 20,153

LICENSE FEES AND ROYALTIES. License and royalty revenue consists of fees for licenses of our software products. The growth in revenue in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 was primarily attributable to a 10% increase in license and royalty revenue from our Advantage Database products and a 4% increase in our Mobile Solutions product family due to an increase in licenses sold. The growth in revenue for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 was primarily attributable to an 18% increase in license and royalty revenue from our Mobile Solutions product family and a 47% increase in license fees and royalties from our Wireless Connectivity Software products.

SERVICES AND OTHER. Services revenue consists primarily of support and maintenance contracts sold to our customers and fees for professional services. Our professional services typically consist of standard product installations, training, significant customization of our software products and non-recurring engineering ("NRE"). Professional services revenue increased by 25% for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 because of a higher volume of installation, customization, and NRE billings. Our support and maintenance revenue in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 also increased by 47%. Professional services revenue increased for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 by 23% due to a higher volume of billings. We also had a 41% increase in support and maintenance revenue in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003.

We derive a significant amount of our revenue from sales to customers outside of the United States through our European-based sales and support team, overseas original equipment manufacturers and from a limited number of international distributors. Based on the region in which the customer resides, net revenue from continuing operations was as follows for the three and nine months ended March 31:

                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                      MARCH 31,               MARCH 31,
                                                                 ------------------------------------------
NET REVENUE PERCENTAGES BY REGION                                 2004        2003        2004        2003
                                                                 ------      ------      ------      ------
Domestic .....................................................       43%         55%         41%         51%
International:
   Europe
     Comprehensive loss ......................................       51          40          50          41
   Asia ......................................................        4           4           7           5
   Other regions .............................................        2           1           2           3
                                                                 ------      ------      ------      ------
        Total international ..................................       57%         45%         59%         49%
                                                                 ------      ------      ------      ------
                   Net revenue from continuing operations ....      100%        100%        100%        100%
                                                                 ======      ======      ======      ======

The percentage of revenue from Europe increased in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003, as well as on a year-to-date basis, as a result of several factors. We have made a significant investment in our European-based sales and support team, and these investments have resulted in both obtaining new customers and increasing the amount of purchases from existing customers. We believe the adoption rate of mobile devices and wireless infrastructure in Europe is more advanced than in North America and we are benefiting from our significant presence in this market. Additionally, European revenue increased due to the decrease in the strength of the US dollar as compared to the Euro and British Pound Sterling. The relative weakening of the US dollar resulted in sales to our European customers being greater in U.S. dollars than they would have been had the exchange rate remained constant for the two periods.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future and will comprise between 55% and 65% of our net revenue for the remaining quarter of fiscal 2004.


COSTS OF REVENUE
----------------

                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  MARCH 31,                                 MARCH 31,
                                   --------------------------------------    --------------------------------------
                                              GROSS                GROSS                GROSS                GROSS
                                    2004      MARGIN     2003      MARGIN     2004      MARGIN     2003      MARGIN
                                   ------     ------    ------     ------    ------     ------    ------     ------
License fees and royalties ....    $  132        98%    $   99        98%    $  358        98%    $  317        98%
Services and other ............    $  911        59%    $  785        53%    $2,704        51%    $2,311        44%

LICENSE FEES AND ROYALTIES. The cost of license and royalty revenue consists primarily of amortization of purchased technology and royalties for the use of third-party software. Although license and royalty revenue increased 7% and 18%, respectively, for the third quarter and first nine months of fiscal 2004 as compared to the same periods in the prior year, there was no significant change in the cost of license fees and royalties. We expect the cost of license fees and royalties to increase in absolute dollars in the remaining quarter of fiscal 2004 as a result of an expected increase in revenue from license fees and royalties. We expect gross margin on license fees and royalties to be in a range of 98 to 97 percent in the remaining quarter of fiscal 2004.

SERVICES AND OTHER. The cost of services and other consists primarily of compensation and benefits for our professional services and post-sales support personnel. The cost of services increased in both the third quarter and first nine months of fiscal 2004 compared to the same periods in fiscal 2003 primarily due to the increased number of personnel performing such services.

Gross margin on services revenue increased in the third quarter and the first nine months of fiscal 2004 as compared to the same periods of fiscal 2003. The increases are primarily the result of a higher percentage of support and maintenance revenue, which typically generates higher margins relative to professional services revenue.

We expect the cost of services in absolute dollars to increase in the remaining quarter of fiscal 2004 as a result of an expected increase in professional services revenue. We expect gross margin on services and other revenue to be in the range of 40 to 55 percent. This range is driven by the mix between professional services and support and maintenance revenue and the utilization rate of our professional services personnel. Given the high level of fixed costs associated with the professional services group, an inability to generate sufficient services revenue to absorb these fixed costs could lead to lower or negative gross margins.

PRODUCTIVITY OF R&D RESOURCES
-----------------------------

                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                            MARCH 31,                          MARCH 31,
                                  -----------------------------     -----------------------------
                                   2004                   2003       2004                   2003
                                  -----------------------------     -----------------------------
Research and development .....    $1,669         (2%)    $1,709     $4,595        (17%)    $5,558
     As a % of net revenue ...        20%                    23%        19%                    28%

We have had an objective of reducing our overall R&D spending level while simultaneously increasing productivity. The productivity improvements have been achieved through a combination of improved processes, elimination of unnecessary function, and clear ownership and focus. In the third quarter of 2004, we announced a number of product enhancements or new product releases including:

     o We incorporated our patent pending IP-based push technology into our OneBridge Mobile Solutions Platform. This enhancement allows mobile device users to have live, instant access to information residing on corporate databases. With this product enhancement, our customers with mobile employees, such as field service workers or sales representatives are now able to receive information from corporate databases wirelessly, with no user initiation required. The OneBridge Mobile Solutions Platform now supports multiple methods for connecting mobile devices to corporate information through either browser-based, transactional, offline synchronization and instant data delivery.

     o We released ExtendConnect Mobile Suite, a PC-to-handset synchronization solution targeted at the mobile handset manufacturers. This product allows handset manufacturers to implement end-to-end SyncML v.1.1.2 compliant synchronization capabilities into mobile phones. The three major components of ExtendConnect Mobile Suite are an embedded SyncML SDK, a Windows communication suite, and Extended Systems' XTNDConnect PC desktop synchronization software.

     o We delivered our latest Bluetooth SDK, upgraded to be compatible with the latest specification version 1.2.

Research and development expenses generally consist of salaries and other personnel costs of our research and development teams, consulting costs and facility expenses. Research and development expenses in the three months ending March 31, 2004 as compared to the same period in fiscal 2003 were relatively unchanged. The decrease in research and development costs in the nine months ending March 31, 2004 as compared to the same period in fiscal 2003 was primarily the result of reductions in personnel costs of approximately $910,000 through layoffs, attrition and temporary transfers to support and maintenance activities. At March 31, 2004 we had 55 full-time equivalent research and development personnel, a decrease from the 66 full-time equivalent personnel at the same time last year.

We believe we have achieved many of the productivity goals we set. In the remaining quarters of fiscal 2004, we do not expect further reductions in R&D spending and we expect our research and development costs to increase.

EFFECTIVENESS OF THE SALES AND MARKETING ORGANIZATION
-----------------------------------------------------

                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                MARCH 31,                              MARCH 31,
                                   ----------------------------------     ----------------------------------
                                     2004        CHANGE        2003         2004        CHANGE        2003
                                   ----------------------------------     ----------------------------------
Marketing and sales ...........    $  3,901            2%    $  3,830     $ 11,541            7%    $ 10,760
     As a % of net revenue ....          47%          52%          47%          53%

We have an objective of increasing the effectiveness of the sales and marketing organization by reducing marketing and sales expense as a percentage of sales. Marketing and sales expenses consist primarily of salaries, commissions and other personnel costs of our sales, marketing, and pre-sales support staff. In the third quarter of 2004 we paid approximately $207,000 more in commissions to sales employees than in the third quarter of the prior year. Commissions paid to third parties decreased $124,000 in the same comparison. In addition, our costs related to hiring new salespersons increased approximately $39,000 and our travel costs for the sales team increased approximately $55,000 in the third quarter of fiscal 2004 as compared to the same quarter in fiscal 2003. We reduced the number of personnel in our marketing and communications department by 7 people and these reductions resulted in approximately $173,000 less expense in the third quarter of 2004 as compared to the prior year quarter.

In the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003, we paid approximately $626,000 more in commissions to sales employees and $203,000 more in commissions to third parties. Additionally, travel costs for the sales team increased approximately $193,000 in the same comparison. Personnel reductions in our marketing department accounted for a decrease of approximately $548,000 in expenses. At March 31, 2004 and 2003, we had 109 full-time equivalent marketing, sales, and support personnel and contractors.

A portion of the sales and marketing expenses are focused on developing market awareness of the company and its products through industry media and analysts, trade shows and other promotional activities. During the third quarter we incurred expenses related to participation in the Gartner Wireless & Mobile Summit 2004 in Chicago, Illinois as a Platinum Sponsor; the 3GSM World Congress 2004 in Cannes, France where we launched our ExtendConnect Mobile Suite; and the CTIA Wireless 2004 in Atlanta, Georgia, where we exhibited with Intel. We also participated at the CeBIT Conference in Hannover, Germany as a partner of palmOne, O2 and Sony. Spending on these and other marketing activities increased in the third quarter of fiscal 2004 as compared to the prior year's third quarter by approximately $29,000 and increased approximately $137,000 in the first nine months of fiscal 2004 as compared to the same period in fiscal 2003.

We expect marketing and sales expenses to increase in absolute dollars in the remaining quarter of fiscal 2004 as a result of an expected increase in revenue, although we expect these expenses to decrease as a percentage of net revenue. We expect that the increase in marketing and sales expenses in fiscal 2004 will be primarily attributable to increased sales compensation.

CONTROL OF GENERAL AND ADMINISTRATIVE EXPENSES
----------------------------------------------

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                              MARCH 31,                      DECEMBER 31,
                                   ----------------------------     ----------------------------
                                    2004       CHANGE     2003       2004       CHANGE     2003
                                   ----------------------------     ----------------------------
General and administrative ...     $1,131         39%    $  814     $3,395         23%    $2,763
     As a % of net revenue ...         14%                   11%        14%                   14%

We have an objective to control our general and administrative spending and to reduce the cost of G&A as a percentage of sales. In the third quarter of 2004 spending increased $317,000 in the quarter as compared to the third quarter of 2003, however, despite this third quarter spending increase and spending increases earlier in the fiscal year, our general and administrative expenses remained flat as a percentage of sales for the first nine months of 2004 as compared to the first nine months of 2003.

General and administrative expenses primarily consist of salaries and other personnel costs for our finance, management information systems, human resources and other administrative groups, as well as professional fees for legal and audit services and directors' and officers' insurance costs. The increase in general and administrative expenses in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 was primarily attributable to an increase of $112,000 in professional services costs for our general legal services and audit fees. Additionally we incurred $76,000 of increased personnel related costs as we increased staffing levels in the accounting and finance organization. The increase in general and administrative expenses for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 was primarily attributable to an increase of approximately $456,000 in professional services costs. Included in this increase is an expense in the first quarter of fiscal 2004 of approximately $575,000 of legal and other professional services costs related to failed acquisition activities and the reversal in the first quarter of fiscal 2004 of approximately $513,000 of accrued professional services costs related to the failed merger with Palm, Inc. in 2001.

We expect general and administrative expenses as a percentage of net revenue to remain constant in the remaining quarter of fiscal 2004. We expect decreases in professional services costs relative to the third quarter; however, these decreases may be offset by expenses incurred for legal and regulatory compliance costs associated with being a public company. At March 31, 2004, we had 16 full-time equivalent employees in administration, as compared to 31 full-time equivalent personnel at the same time last year.

RESTRUCTURING CHARGE
---------------------

We recorded $117,000 in workforce reduction costs during the third quarter of fiscal 2004. The restructuring charges consist primarily of severance, benefits, and other costs related to the termination of three employees from our research and development group, one from our sales and marketing group and one from our human resources group. Of the terminated employees all five were located in the United States. The restructuring charge includes $55,000 of non-cash compensation resulting from the accelerated vesting of employee stock options and restricted stock. We expect to save approximately $35,000 per quarter as a result of these terminations.

We recorded $1,334,000 in workforce reduction costs during the first and second quarters of fiscal 2004. The restructuring charges consist primarily of severance, benefits, and other costs related to the resignations of Steven Simpson, our former President and Chief Executive Officer, and Karla Rosa, our former Chief Financial Officer. In addition, we incurred costs related to the termination of thirteen employees from our marketing and sales, research and development, operations and general and administration groups. Of the terminated employees, nine were located in the United States and four were in Europe. The restructuring charge includes $554,000 of non-cash compensation resulting from the accelerated vesting of employee stock options.

We continue the process of streamlining our business and eliminating unnecessary functions or redundant positions and locations. We expect restructuring charges will continue in fourth quarter of this fiscal year.

LITIGATION WITH INTELLISYNC CORPORATION
---------------------------------------

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 MARCH 31,                         MARCH 31,
                                                       ----------------------------     ----------------------------
                                                        2004                  2003       2004                  2003
                                                       ----------------------------     ----------------------------
Patent Litigation Fees, License and Settlement ....    $2,080        388%    $  426     $3,425        248%    $  984
     As a % of net revenue ........................        25%                    6%        14%                    5%

On March 4, 2004 we mutually agreed with Intellisync Corporation ("Intellisync"), formerly known as Pumatech, Inc., to settle the patent infringement lawsuit initiated by Intellisync in April 2002. Both companies agreed to settle all claims and to immediately terminate litigation proceedings. In connection with the settlement, we made a one-time payment to Intellisync of $2.0 million and received a license to certain Intellisync patents. This payment covers estimated past and future royalties on revenue related to our products shipped and covered under Intellisync's licensed patents. Both companies have agreed there will be no further patent litigation actions for a period of five
(5) years and that Intellisync will release all of our customers from any claims of infringement relating to their purchase and future use of our products. In our third quarter results we expensed $1,570,000 of the one-time payment based on revenues related to our products covered by the license. We also incurred $510,000 of legal expenses before we reached settlement and, combined, these two amounts total the $2,080,000 expense included in our third quarter results. The remaining one-time payment balance of $430,000 was capitalized and will be amortized over future years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------
OVERVIEW

During the first three quarters of fiscal 2004, our liquidity improved as cash and cash equivalents increased from $3.5 million at June 30, 2003 to $7.8 million at March 31, 2004. This improvement was achieved primarily through the sale or sale-and-leaseback of non-strategic assets during the first and second quarter. On September 26, 2003, we closed the sale-and-leaseback of our headquarters building and land and received approximately $4.6 million in net cash proceeds after deducting transaction costs. As part of the agreement, we entered into a 10-year master lease for the building with annual payments equal to approximately $442,000. In fiscal 2004, we will make payments of approximately $331,000. On October 15, 2003, we closed the sale of excess land adjacent to our headquarters building in Boise, Idaho. We received approximately $1.5 million in net cash proceeds after deducting fees related to the transaction. Offsetting these cash additions was the one-time payment of $2.0 million made during the third quarter to Intellisync Corporation in settlement of the patent litigation.

The company continued to incur losses from operations, which have required cash and cash equivalents to fund these losses. The company has made progress in reducing the amount of loss from operations and the amount of cash required to find these losses. The loss from operations including the portion of the Intellisync settlement expensed during the third quarter was $3.9 million in the first nine months of fiscal 2004 as compared to $4.0 million in the first nine months of fiscal 2003. We continue to execute our plans for revenue growth and expense control to reduce the loss from operations and return the company to profitable operations; however, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from uncertainties related to global economics. In light of the improving economic conditions and our anticipation of the upswing in corporate spending on information technology infrastructure, we may now anticipate reaching the point at which we generate cash in excess of our operating expenses in the fourth quarter of fiscal 2004. We believe that our existing cash and cash equivalents, together with our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital, capital expenditure, debt maturities and operating expense requirements for the next 12 months. If our operating results were to fail to meet our expectations or if accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity.

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

NET CASH USED BY OPERATING ACTIVITIES

                                                  NINE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                    2004               2003
                                                  --------           --------

Net cash used by operating activities .........   $ (2,767)          $ (2,974)

Net cash used by operating activities in the first nine months of fiscal 2004 was primarily the result of our net loss of $3,062,000, which included $1.6 million of the $2.0 million paid to Intellisync Corporation, in the first nine months of fiscal 2004. Also included in this loss was a gain of $1,001,000, primarily from the sale of non-strategic land assets and non-cash charges of $612,000 for stock compensation related primarily to the severance of the company's former CEO and CFO. In the second and third quarters of fiscal 2004, $281,000 of non-cash charges were recorded for restricted stock grants made to members of the company's Board of Directors and employees. We anticipate charges of $190,000 in the fourth quarter of fiscal 2004 related to these restricted stock grants.

The timeliness in the collection of accounts receivable impacts the amount of cash and cash equivalents. Accounts receivable, net of allowances, were $6.3 million and $5.6 million at March 31, 2004 and June 30, 2003, respectively. Days sales outstanding (DSO), which is calculated based on the pattern of business method was 67 and 65 for the quarters ended March 31, 2004 and June 30, 2003. The increase in accounts receivable from the end of the fiscal 2003 was due primarily to an increase in total net revenue. We expect that our accounts receivable will increase in the remainder of fiscal 2004 as a result of an expected increase in net revenues. Accounts receivable may also increase in the future if net revenue from international customers becomes a higher percentage of our net revenue. Generally, these customers have longer payment cycles.

NET CASH PROVIDED BY INVESTING ACTIVITIES

                                                  NINE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                    2004               2003
                                                  --------           --------

Net cash provided by investing activities.......  $  1,273           $  1,193

Net cash from investing activities in the first nine months fiscal 2004 was primarily the result of $1.5 million in net cash proceeds from the sale of non-strategic land. Cash was used in the first nine months of fiscal 2004 for tenant improvements we made to the subleased portion of the unused space at our headquarters building pursuant to our lease agreements for the space. Net cash provided by investing activities in the first half of fiscal 2003 was primarily the result of completing the acquisition of ViaFone.

We plan to incur aggregate capital expenditures of approximately $675,000 during the final quarter of fiscal 2004, primarily for infrastructure software.

NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                  NINE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                    2004               2003
                                                  --------           --------
Net cash provided by financing activities.......  $  5,698           $     49

Net cash provided by financing activities in the first three quarters of fiscal 2004 consisted primarily of $4.8 million in cash proceeds we received from the sale-and-leaseback of our headquarters building in Boise, Idaho. In addition,

$1.2 million of cash was provided by the exercise of employee stock options during the first nine months of fiscal 2004. Net cash provided by financing activities in the first three quarters of fiscal 2003 resulted from borrowings on our line of credit and the exercise of employee stock options, offset by payments on term debt assumed as part of our acquisition of ViaFone.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank, under which we can access up to $5.0 million of financing in the form of a demand line of credit, subject to the balance of domestic current accounts receivable balances net of current payments due on our term debt with SVB. The line of credit is collateralized by certain of our assets. Interest on any borrowings will be paid at prime plus one percent but not less than 5.5%. The line of credit agreement requires us to maintain certain financial ratios and expires on June 30, 2004. We are in compliance with all covenants and there are no outstanding draws on this facility.

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

LEGAL CONTINGENCIES

From time-to-time we may be involved in various legal proceedings and claims. Periodically, but not less than quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition.

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

INCOME TAXES

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of March 31, 2004, we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we made different judgments or utilized different estimates, the amount or timing of the valuation allowance recorded may have differed materially from that reported. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially impact our financial position and results of operations.

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

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. As of March 31, 2004, we had forward contracts with a nominal value of $9.3 million that matured within 30 days in place against the Canadian dollar, euro and British pound sterling. We had no forward contracts in place at March 31, 2003. We recognized net currency exchange losses of approximately $45,000 and $17,000 for the three and nine months ended March 31, 2004, respectively and a net currency exchange gain of approximately $36,000 and a net loss of approximately $82,000 for the three and nine months ended March 31, 2003, respectively. We are entering into foreign currency forward contracts in the fourth quarter of fiscal 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

WE HAVE A RECENT HISTORY OF LOSSES AND MAY CONTINUE TO GENERATE LOSSES IN FISCAL 2004 AND FISCAL 2005.
Since the third quarter of fiscal 1999, we have devoted significant financial resources to the research and development of, and marketing and sales for, our mobile information management software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources to product development and to marketing and sales. Our ability to reach break-even from operations and our ability to reach profitability and positive cash flow from operations in subsequent periods, will depend on a number of factors, including:

o    our ability to generate sufficient revenue and control expenses;
o    buying patterns of our enterprise, application developer and OEM customers;
o    changes in customer demand for our products;
o the timing of customer orders, which can be influenced by fiscal year-end buying patterns, seasonal trends or general economic conditions;
o announcements or introductions of new products or services by our competitors;
o    the impact of any litigation on our financial and management resources;
o    delays in our development and introduction of new products and services;
o    changes in our pricing policies as a result of increased competition;
o    the mix of distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our customers that are application developers and OEMs;
o the market adoption rate of Bluetooth or other technologies on which a number of our products are based;
o    the emergence of new technologies or industry standards;
o normal seasonality that we typically experience in the first quarter of our fiscal year; and
o a shift in the mix of professional services and licensing revenue, which may result in fluctuations in our gross margin.

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

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen or continue longer than expected, demand for our products may be reduced as a result of enterprises reducing information technology spending on our products and OEMs reducing their use of our products in their own products. As a result, our revenue may fail to grow or could decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in additional charges incurred in connection with restructuring or other cost-cutting measures we may implement. For example, in all three quarters of fiscal 2004 to date, we have incurred restructuring costs, primarily for severance payments to terminated employees.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE.

In the third quarter of fiscal 2004, based on the region where the customer resides, 57% of our revenue was generated from sales outside the United States. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

o political and economic instability, including the threat or occurrence of military and terrorist actions and enhanced national security measures;
o    changes in government regulations;
o    export license requirements;
o    tariffs, taxes and trade barriers;
o fluctuations in currency exchange rates, which could cause our products to become relatively more expensive to customers in a particular country and lead to a reduction in sales in that country; longer collection and payment cycles than those in the United States; and
o    difficulty in staffing and managing international operations.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of March 31, 2004, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $13.2 million. We ceased amortizing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize $715,000 of net identifiable intangibles in the remainder of fiscal 2004 and fiscal years 2005 through 2008. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Such impairment and any resulting write-off could have a negative impact on our results of operations in the period of the write- off.

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

We compete with:

o mobile data management companies, including Aether Systems, IBM, iAnywhere (a division of Sybase), Infowave, Intellisync, JP Mobile, Microsoft and RIM;
o application mobilization companies, including Aligo, Dexterra, Everypath, iAnywhere, Microsoft, Orsus and Oracle;
o mobile enterprise solutions companies, including Aether Systems, Dexterra, and Infowave;
o mobile device management solutions companies, including AirPrism, Credant, iAnywhere, Intellisync and Mobile Automation;
o client/server database providers, including Borland, Interbase, Microsoft, Oracle and Pervasive Software;
o mobile connectivity companies, including IVT Corporation, Open Interface and Widcomm; and
o internal research and development departments of OEMs, many of whom are our current customers.

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

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the third quarter of fiscal 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, our net income would have been reduced by approximately $704 million. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 3 of Notes to Condensed Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of March 31, 2004, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our subsidiaries outside the United States are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. As of March 31, 2004, we had forward contracts with a nominal value of $9.3 million that matured within 30 days in place against the Canadian dollar, euro and British pound sterling. We had no forward contracts in place at March 31, 2003. We recognized net currency exchange losses of approximately $45,000 and $17,000 for the three and nine months ended March 31, 2004, respectively and a net currency exchange gain of approximately $36,000 and a net loss of approximately $82,000 for the three and nine months ended March 31, 2003, respectively. We are entering into foreign currency forward contracts in the fourth quarter of fiscal 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On March 4, 2004 we mutually agreed with Intellisync Corporation ("Intellisync"), formerly known as Pumatech, Inc., to settle the patent infringement lawsuit initiated by Intellisync on April 22, 2002. Both companies agreed to settle all claims and to immediately terminate litigation proceedings. In connection with the settlement, we made a one-time payment to Intellisync of $2.0 million and received a license to certain Intellisync patents. This payment covers estimated past and future royalties on revenue related to our products shipped and covered under Intellisync's licensed patents. Both companies have agreed there will be no further patent litigation actions for a period of five
(5) years and that Intellisync will release all of our customers from any claims of infringement relating to their purchase and future use of our products.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

        EXHIBIT NUMBER                     DESCRIPTION
        --------------                     -----------

            10.11 * Settlement and License Agreement dated March 4, 2004 by and between the Company and Intellisync Corporation

              31 Certification of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32          Certification of Executive Officers pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     * Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

(b)       REPORTS ON FORM 8-K

On January 7, 2004, we filed a current report on Form 8-K in connection with the issuance of a press release dated January 7, 2004 announcing that John M. Russell had resigned from our Board of Directors.

On January 29, 2004, we furnished a current report on Form 8-K in connection with the issuance of a press release dated January 29, 2004 announcing our financial results for our second fiscal quarter ended December 31, 2003.

On March 4, 2004, we filed a current report on Form 8-K in connection with the issuance of a joint press release with Intellisync Corporation announcing that the Companies had mutually agreed to settle the patent infringement lawsuit initiated by Intellisync in April 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on May 17, 2004.

                                       EXTENDED SYSTEMS INCORPORATED

                                       By:         /s/ CHARLES W. JEPSON
                                           -------------------------------------
                                                     CHARLES W. JEPSON
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER