Form 10-K
period 2004-06-30
EXTENDED SYSTEMS INC
filed 2004-09-29
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO

                          -----------------------------

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of such stock on December 31, 2003 as reported on the Nasdaq National Market, was approximately $52 million. Shares of common stock held by each officer and director and by each person who own 5% or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 24, 2004, there were 15,101,701 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                    FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.

Item 1.   BUSINESS                                                            4

Item 2.   PROPERTIES                                                         16

Item 3.   LEGAL PROCEEDINGS                                                  16

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17


PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                  17

Item 6.   SELECTED FINANCIAL DATA                                            18

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION                                 19

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         46

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        46

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           47

Item 9A.  CONTROLS AND PROCEDURES                                            47

Item 9B.  OTHER INFORMATION                                                  47


PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 47

Item 11.  EXECUTIVE COMPENSATION                                             48

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     48

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     49

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                             49


PART IV.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K    50

          SIGNATURES                                                         76

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-K, THE WORDS "MAY", "SHOULD", "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL", "SHOULD", "ESTIMATES", "PREDICTS", "POTENTIAL", "CONTINUE", "STRATEGY", "PLANS", "OUTLOOK", "COULD", "PROJECT", "FORECAST" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO US, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q TO BE FILED IN FISCAL 2005. ALL PERIOD REFERENCES ARE TO OUR FISCAL YEARS ENDED JUNE 30, 2005, 2004, 2003 AND 2002, UNLESS OTHERWISE INDICATED.


                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

We provide the expertise and solutions to help companies streamline their business processes and accelerate product development through our adaptive mobility software. Our software allows corporate enterprises, application developers and device manufacturers to share, exchange, collaborate, manage and deploy data effectively and easily across a wide range of mobile devices. This creates a mobile ecosystem that accelerates companies into the mobile world. Examples of our successes include:

     o Deployment of our mobile applications in approximately 2,500 enterprise companies such as ThyssenKrupp, Airbus, BASF, and DaimlerChrysler.

     o Our software is being used in application development by approximately 1,500 independent software developers working for application software vendors such as HDC Healthcare, QAD, Unique Solutions, m.able, and The Messaging Architects.

     o Integration of our technology into mobile devices or shipped together with mobile phones by device manufacturers such as Siemens, Motorola, SonyEricsson, palmOne, Panasonic, LG Electronics, Toshiba and Hewlett Packard.

Founded in 1984, we are incorporated under the laws of the state of Delaware with our headquarters located in Boise, Idaho. Our Internet address is HTTP://WWW.EXTENDEDSYSTEMS.COM. On the "Investor Relations" section of our web site, we post links to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (SEC): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. Information on our web site does not constitute a part of this Annual Report on Form 10-K.

Our strategy is to:

     o Build and maintain a full range of mobile products, technologies and services that address the mobile application, mobile data management and wireless connectivity needs of our customers.

     o Deploy a worldwide sales, marketing, support and consulting organization to serve our global 5000 customer base. Our organization allows us to build customer intimacy with these enterprise customers and facilitate their deployment of our software across multiple geographies and industries.

     o Provide leadership in the mobile connectivity market by continuing to leverage alliances with wireless operators, mobile device manufacturers and application developers within a variety of industries. We also plan to maintain and expand our alliances with top device manufacturers, semiconductor companies and application developers that have a deep knowledge of their respective customer base and industry. These alliances enhance our ability to develop innovative technology products and influence the development of new platforms and protocols.

     o Build a portfolio of mobile applications that are based on our OneBridge Mobile Platform to market and sell to our customers through both our direct to enterprise sales force and through our existing global network of resellers, distributors and other channel partners. These mobile applications will be developed internally by our engineers and will be licensed from independent software development companies.

     o Acquire complementary businesses and technologies and integrate them into our mobile strategy. In order to broaden our product offering and extend our distribution channels, we have in the past and intend in the future to pursue acquisitions of, and investments in, companies with complementary products, technologies or distribution networks.

     o Maintain and grow our existing base of network application developers that use our enterprise database solutions as part of the applications they offer to their customers. Additionally, we plan to expand our application developer partnership network by marketing and communicating the advantages of our recent product expansion and enhancements.

INDUSTRY BACKGROUND

The use of mobile devices has increased tremendously as notebook computers, personal digital assistants (PDAs) and mobile phones have achieved acceptance and have become more advanced and increasingly capable of running complex applications. Improvements in mobile technology and wireless infrastructure are facilitating the ability to exchange both personal and corporate information, thereby enabling mobile devices to be used for both data and voice applications. IDC, a leading provider of technology and market data, predicts that 38.8 million converged mobile devices (devices that support both voice and data capabilities) will ship in 2005 and 99.4 million will ship in 2008. IDC also predicts that the United States population of mobile workers will reach 104.6 million by 2006. InStat/MDR, an analyst firm that follows the Bluetooth market, forecasts Bluetooth chipset unit shipments will increase from 69 million in 2003 to 720 million in 2008; a compound annual growth rate of 60 percent. Revenue from Bluetooth chips alone will reach $1.7 billion in 2008.

Mobile device manufacturers, corporate enterprises and application developers face pressure to provide increased mobile functionality and proven value propositions for their devices and applications. Many of these manufacturers, enterprises and developers seek to incorporate mobile data communication capabilities to enhance existing services or expand into new markets. Providing flexible information access has historically been cumbersome and expensive because it required combining products from multiple companies to arrive at a mobile solution. The mobile ecosystem alone, while providing much of the enabling technology, isn't sufficient to meet the needs of enterprises seeking a solution that requires security and flexible support for applications across a broad range of networks and devices.

There is a growing awareness of how mobile solutions can positively impact company profitability, competitiveness, workforce productivity, time-to-market and market leadership. Interest in the enabling devices and software has resulted in the creation of a new market category. As companies have become confident in the positive returns on investment from mobility projects, they have been increasingly funding mobility projects to streamline their business processes. Additionally mobile device manufacturers have increased their reliance on short-range wireless connectivity software vendors to accelerate their product development cycles.

With the growing adoption of ever-more powerful mobile devices based on multiple operating systems, the availability of wireless networks using a myriad of different technologies, and the requirement of mobile devices to support a wide range of applications, a mobile middleware solution is required for enterprises to deploy these technologies given the complexity inherent in a highly heterogeneous ecosystem. These requirements include:

CORPORATE ENTERPRISES

Enterprises seek to advance their business by investing in mobility solutions that use existing infrastructures, streamline business processes, increase employee productivity, maintain corporate data security and deliver a clear return on investment. As a result, enterprises require a solution that provides:

     o MIDDLEWARE PLATFORM. Enterprises need a solution that enables corporate information and data to be accessed, viewed and updated by workers that are disconnected from the traditional wired corporate infrastructure. The solutions must support a constantly evolving and wide-range of mobile devices and operating systems. Additionally, the solution needs to support the ability to access data from the multiple and often disparate information systems that comprise the enterprise's IT environment. The solution needs to support both the applications enterprises have deployed today plus the applications they plan for the future.

     o MOBILE MANAGEMENT AND SECURITY. Enterprises require data security. In addition, enterprises increasingly require the ability to manage and deploy mobile devices and applications with a similar infrastructure so that enterprises can leverage their existing security protocols and preferences.

     o GROUPWARE APPLICATION. Enterprises have become dependent on the exchange of e-mail, contact and calendar information. It is important for them to be able to deploy this type of data on mobile devices efficiently, cost effectively and easily.

     o MOBILE WORKFORCE APPLICATIONS. Enterprise workforces have become increasingly mobile to improve productivity and enhance customer interaction. Enterprises require proven applications that can be deployed on mobile devices for tasks such as sales force automation, field service management, real-time collaboration and data access.

MOBILE APPLICATION DEVELOPERS

Application developers seek to expand their business by developing and selling applications that will meet the demands of their customers. Increasingly their customers are requesting applications for the mobile workforce that improve workforce productivity and maintain data security. As a result, application developers require a solution that provides:

     o MIDDLEWARE PLATFORM. Application development organizations need a solution that enables them to broaden their product offering by mobilizing existing applications or developing new mobile applications that they market and sell to enterprises. The solutions need to support the current wide-range of mobile devices and operating systems available in the marketplace plus evolve as new devices and operating system updates come to market. The solutions must also provide connectivity and the ability to extract information and data from the wide-range enterprise application systems available in the marketplace.

     o MOBILE MANAGEMENT AND SECURITY. Applications development organizations require a solution that assures their products can exchange data securely and that their products are able to manage and deploy mobile devices and applications.

     o DATABASE SYSTEM. Application development organizations often choose a database that is designed for lowest total cost of ownership and is easy to manage across servers and mobile devices. Other important aspects include the speed and reliability of the database as well as the product's ability to scale and easily increase the number of client users.

MOBILE DEVICE MANUFACTURERS

Mobile device manufacturers include companies who develop and market equipment such as cellular phones, PDAs, converged devices, notebooks and even automobiles. Device manufacturers seek to accelerate their time-to-market and revenues with new mobile devices and applications that incorporate the latest technologies and standards. As a result, manufacturers require a solution that provides:

     o MOBILE STANDARDS. With short development cycles and a requirement to support a wide-range of mobile standards, manufacturers look for solutions that support standards such as Bluetooth, IrDA and SyncML to reduce the complexity of their product release.

     o MOBILE PROFILES. The value of mobile devices is through the exchange of information. Manufacturers want a solution that will communicate with other devices but also has the framework to exchange data with a wide range of applications.

     o GROUPWARE APPLICATION. One of the first types of applications deployed with mobile devices is exchange of contact, calendar and e-mail data from the phone, PDA or converged device to a computer. Device manufacturers often choose to bundle software that allows the mobile devices to exchange this data with desktop and laptop PCs, enterprise servers or the head unit of an automobile.

OUR SOLUTION

We design, develop, sell and support adaptive mobile software that accelerates development and deployment of solutions for corporate enterprises, applications developers and device manufacturers. We have designed our products to:

     o ENABLE MOBILE DATA MANAGEMENT. Our products enable enterprises, developers and device manufacturers to access, synchronize and manage information between mobile devices and computers, either directly to the desktop or through enterprise networks. Using our products, enterprises can connect their users wirelessly to a wide range of devices; manage information between their mobile devices application servers such as enterprise messaging including, Microsoft Exchange and IBM Notes; enterprise applications, such as customer resource management (CRM) and enterprise resource management (ERP) including Siebel and SAP; or enterprise databases via JDBC, XML data sources, and ODBC database connectors.

     o INCREASE PRODUCTIVITY AND USABILITY OF MOBILE DEVICES. Our adaptive mobility products and services improve the management of information and applications and provide convenient, wireless connectivity. These products enable users to share data between their mobile devices on demand accessing information over the wireless internet to enterprise applications and database servers. We believe our products help mobile users, developers and enterprises increase their productivity by using mobile devices for a variety of new tasks.

     o INCREASE VALUE AND USAGE OF MOBILE DEVICES AND COMMUNICATIONS SERVICES. Our products provide the tools to enable device manufacturers and application developers to design and enhance products to meet the needs of both enterprises and users. Because our technology enables cost-effective communication and the ability to easily manage many disparate devices, we believe device manufacturers and application developers are able to increase the value of the products they sell, thereby encouraging increased adoption of those products. In addition, we believe the increased adoption of mobile devices will, in turn, drive increased usage of and loyalty to providers of mobile communications services, thereby increasing service providers' revenue opportunities and minimizing their costs.

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

Our solutions for enterprise, developer and device manufacturers include:

ENTERPRISE MOBILITY SOLUTIONS

Our OneBridge family of products includes our OneBridge mobile middleware platform, which provides the foundation upon which enterprise applications can be extended to mobile workers. Increasing the productivity of mobile workers through mobile applications requires a dependable, fault tolerant architecture that ensures high availability of the application and data even when the wireless networks are not available. The OneBridge platform delivers high availability mobile business solution based on an open architecture model, which allows enterprises to optimize their solutions over the current heterogeneous environment of devices and networks. The product is offered in two components--mobile platform and enterprise applications. The platform provides the foundation for support for a wide range of mobile devices, communication for both wired and wireless environments, authentication of users, enhanced device security features, encryption of data, software deployment, reporting tools and device management. Our enterprise applications provide a comprehensive suite of pre-built applications that extends existing enterprise systems to mobile devices such as groupware applications, sales force automation (SFA), customer relationship management (CRM) and enterprise resource planning (ERP) applications.

ONEBRIDGE MOBILE PLATFORM

     o ONEBRIDGE MOBILE DATA SUITE gives enterprises the power to extend enterprise applications to mobile workers. Our platform supports mobile operating systems such as Microsoft Pocket PC, Microsoft Smart Phone, Microsoft Windows, Palm OS, Symbian and browser-enabled mobile phones. It provides a comprehensive set of mobility engines for pushing data, synchronizing data, accessing data in real-time and creating transaction extensions to enterprise applications. It also addresses issues such as encryption, authenticated access, configuration and deployment of mobile devices. Built on industry standard technologies like WAP, XML, LDAP, Web Services and SyncML, it provides the capability to connect enterprise applications to mobile applications. OneBridge Mobile Data Suite also offers advanced adapters into various enterprise servers such as Microsoft Exchange, IBM Notes, Siebel Sales, SAP, TIBCO, Microsoft SQL Server, Oracle Database Server and others allowing existing systems to be extended to a mobile world.

     o ONEBRIDGE MOBILE SECURE enables enterprises to extend the organization's security, data management, and access management standards and policies to mobile devices. It allows administrators to manage mobile users, mobile devices and mobile data whether the device is connected, periodically connected or unconnected to the enterprise.

ONEBRIDGE MOBILE APPLICATIONS

     o ONEBRIDGE MOBILE GROUPWARE delivers e-mail and PIM (calendar, contacts and tasks) data to mobile workers when and where they need it regardless of the device used, the connection method or the groupware application. OneBridge Mobile Groupware provides users the option to proactively "push" data to their device, access information online in real-time, or synchronize data for use offline. OneBridge Mobile Groupware supports both Lotus Domino and Microsoft Exchange servers and Novell GroupWise through a third party partner, The Messaging Architects.

     o ONEBRIDGE MOBILE SALES allows an enterprise sales team using smartphones or handheld devices to manage contacts, opportunities, sales orders, and to update forecasting information while leveraging existing SFA, ERP, and other enterprise solutions in the field.

     o ONEBRIDGE MOBILE PHARMA is designed specifically for sales associates within the pharmaceutical and related industries, that allows sales associates to review and edit practitioner and institution information, plan and report on their visits with target physicians, share clinical studies, track samples, and even submit expense reports and timesheets during downtime between appointments.

     o ONEBRIDGE MOBILE FIELD SERVICE is a series of templates customers can leverage to build a proprietary mobile solution that integrates with their existing field service processes. It gives field technicians the ability manage work orders, schedule appointments, prepare for service calls en route, retrieve and update spare parts inventories, and gather customer information and electronic signatures.

     o XTNDCONNECT PC is a flexible desktop-based solution that enables enterprise mobile users to synchronize and manage contacts, calendars, tasks, e-mail, and notes between their mobile device and popular personal computer applications such as Microsoft Outlook, Microsoft Outlook Express and IBM Lotus Notes.

ENTERPRISE DATABASE SOLUTIONS

We provide enterprise developers, application software developers and value added resellers with an enterprise database solution. We offer a complete, high performance client/server data management system for stand-alone, networked, Internet, and mobile database applications. Our product offering allows developers the flexibility to combine powerful SQL statements and relational data access methods with the performance and control of navigational commands. It provides native development interfaces designed to leverage existing knowledge of popular development environments. Using optimized data access it provides security, stability, and data integrity with zero administration. Our enterprise database solutions offer application developers a product that can meet their demands for proven reliability, performance, and functionality as well as a cost-effective solution for virtually any application development environment.

     o ADVANTAGE DATABASE SERVER is a scalable, client/server relational database management system for networked, stand-alone, mobile and Internet database applications. It allows developers to combine powerful SQL statements and relational data access methods with the performance and control of navigational commands and is designed to deliver a low total cost of ownership with zero administration, making it ideally suited for business environments without database administrators.

     o ADVANTAGE LOCAL SERVER allows Advantage Windows and Linux applications access to data files located locally, in shared environments, and in peer-to-peer environments. The Advantage Local Server is a non-client/server solution and can be used to access data on computers that are not running the Advantage Database Server. The Advantage Local Server is a DLL for Windows and a shared object for Linux. Advantage Local Server resides on the client machine and is called directly, instead of sending requests to a remote Advantage Database Server.

     o ADVANTAGE REPLICATION allows Advantage Database Server customers to maintain identical database information at distributed locations. Advantage Replication is available via Extended Systems OneBridge Mobile Data Suite. Replication allows for the synchronization of data and/or subsets of data in a database across one or more systems. Using replication, a consistent view of a database can be maintained. OneBridge allows for scheduled replication of an Advantage database from a corporate server to branch servers, as well as replication from an Advantage server to a desktop, laptop, or mobile device.

     o ADVANTAGE CLIENT SOLUTIONS AND DEVELOPMENT TOOLS are native and seamless in their integration into existing applications allowing replacement of existing database drivers with fully compatible Advantage drivers. Advantage clients allow for development of new applications in a wide variety of environments.

MOBILE DEVICE SOLUTIONS

Our mobile embedded products help manufacturers to streamline the development process and rapidly integrate short-range wireless connectivity and synchronization into converged mobile devices, mobile phones, PDAs, Microsoft PC's and other mobile devices. Our products permit device manufacturers to wirelessly connect and exchange data using either Bluetooth short-range radio frequency or IrDA (Infrared Data Association) infrared technology, thereby creating easy-to-use wireless connections. We have developed a complete suite of embedded software development kits (SDKs) for use by device manufacturers including handset and PDA manufacturers, original equipment manufacturers (OEM), original design manufacturers (ODM) and contract electronics manufacturers
(CEM).

     o XTNDACCESS BLUE SDK provides an efficient way to add reliable Bluetooth radio communications and mobile profiles to embedded devices. This software development kit is on the Bluetooth Special Interest Group (SIG) Qualified Product List and includes certified mobile profiles for Generic Access Service Discovery, Serial Port, FAX and Dial-up Networking. Additional profile support is also available.

     o XNTDACCESS IRDA SDK is a complete infrared software development kit that provides an efficient way to add reliable IrDA-compliant communications to embedded devices. The XTNDAccess IrFM SDK is an add-on to the XTNDAccess IrDA SDK and provides the source code, tools and documentation required to implement IrFM (infrared for financial messaging) on a Personal Trusted Device (PTD) or a Point of Sales
          (POS) terminal. It allows applications to perform a full array of financial messaging transactions utilizing the IrFM Point and Pay Profile.

     o XTNDAccess IrDA Test Suite is a complete financial messaging and object exchange (OBEX) application test tool and provides a set of customizable tests that enable developers to quickly and easily test their IrFM, POS, and PTD devices as well as OBEX-based mobile communications applications. The test suite reduces the cost and time needed to develop, test and debug IrFM and OBEX-based products.

     o XTNDACCESS DATA SYNC CLIENT SDK is a client toolkit that enables developers to implement the Data Sync synchronization protocol for a wide range of embedded devices. Designed for client devices such as cell phones, smart phones and personal digital assistant, the kit provides a complete set of tools including portable source code, easy-to-use API's and comprehensive documentation.

     o XTNDCONNECT PC provides device manufacturers with a synchronization solution that manages contacts, calendars, tasks, e-mail, and notes between their mobile device and popular personal computer applications such as Microsoft Outlook, Microsoft Outlook Express and Lotus Notes. It is bundled with devices and supports 26 languages.

COMPETITION

The markets for our products are rapidly evolving and intensely competitive. Further, the markets for our mobile product solutions are relatively new and characterized by frequent product introductions, changing protocols and rapidly developing technology. As mobile devices continue to grow in power and usage and become a major component of enterprise information management, we expect new competitors to enter these markets and existing competitors to expend increasing resources to develop enterprise mobility database and mobile device solutions. As a result, we expect competition in these markets to intensify.

ENTERPRISE MOBILITY SOLUTIONS

MOBILE APPLICATION SOLUTIONS

Our mobile groupware solutions and other mobile applications compete primarily with products offered by iAnywhere, IBM, Infowave, Intellisync, Microsoft, JP Mobile and RIM. We also compete with numerous smaller companies with customized product offerings that focus on a particular vertical mobile application. We believe that the primary competitive factors for these products are:

     o ability to support a broad range of mobile device platforms and multiple modes of synchronization such as push and browse;
     o ability to combine groupware, device management, security and mobile applications in a single platform;
     o ability to support Microsoft Exchange, IBM Notes and Novell GroupWise environments;
     o    speed and security of synchronization;
     o ability to quickly and easily extend enterprise platforms, such as SAP, Siebel, Oracle and DB2data, and applications to mobile devices; and
     o    the solution providers' experience in the vertical market segment.

MOBILE PLATFORMS SOLUTIONS

Our mobile solutions platforms and tools compete primarily with products offered by Dexterra, Everypath, iAnywhere (a division of Sybase), IBM, SAP, Intellisync and Microsoft. We believe that the primary competitive factors for these products are:

     o ability to support a broad range of mobile device platforms and multiple modes of synchronization such as push and browse;
     o ability to combine groupware, device management, security and mobile applications in a single platform;
     o ability to quickly and easily extend enterprise platforms, such as SAP, Siebel, Oracle and DB2data, and applications to mobile devices; and
     o    the solution providers' experience in the vertical market segment.

ENTERPRISE DATABASE SOLUTIONS

Our client/server database products compete primarily with products offered by Microsoft, through its SQL Server product, Interbase, Pervasive Software and Oracle, through its Oracle Lite server product. We believe that the primary competitive factors for these products are:

     o    ease of integration into developers' applications;
     o    the total cost of ownership;
     o    ease of use without a database administrator; and
     o    speed and reliability.

MOBILE DEVICE SOLUTIONS

Our short-range wireless connectivity product solutions and embedded desktop synchronizations products compete primarily with in-house development and products offered by IVT Corporation, Link Evolution, Open Interface, Agilent, Intellisync, Embednet, CSR, Broadcom, Stonestreet One, and Telica. We believe that the primary competitive factors for these products are:

     o ability to support a broad range of user profiles and mobile device platforms;
     o    interoperability between mobile devices;
     o    easy porting to any device platform; and
     o    on-going support for the latest industry specifications.

We believe our solutions are differentiated from our competitors. Some of our competitors, particularly platform providers, generate a substantial amount of their sales from non-mobile solutions. Due to their less dedicated focus on the mobility market, their solution offerings meets a narrower range of customer mobility needs. For example, they tend to focus on a more limited set of mobile devices or enterprise application solutions. We believe that our combined focus on 1) delivering mobile application solutions that address specific business requirements for our customers, 2) continuing our commitment to deliver an open architected platform, and 3) securing the support of a growing number of application vendors will continue to allow us to be successful. We have also established a large customer base that relies on our solutions to streamline their business processes and accelerate product development through our mobility solutions. In addition, the mobility market is relatively new and is characterized by frequent product introductions and new technology standards that require a research and development and marketing organization that can adapt and deliver solutions that meet customer needs. We believe our focus on mobile solutions, our existing customer base and our flexibility to adapt to the evolving market gives us an important differentiator in the marketplace.

PRODUCT DEVELOPMENT/RESEARCH AND DEVELOPMENT

OUR PRODUCT DEVELOPMENT OBJECTIVES ARE TO:

     o develop the infrastructure and applications to provide solutions for mobilizing and provisioning back-end enterprise systems;
     o provide customers solutions of high quality, robust functionality, and low overall total cost of ownership; and
     o use industry and technology standards, where appropriate, across the broadest array of enterprise devices.

Our product development staff is organized into teams consisting of software engineers, software quality assurance engineers, technical writers, project leads, and product managers. Working closely with our customers, analysts, and sales & marketing consultants, we determine product functionality based upon market requirements. We also factor in user feedback, which we obtain from our sales force, technical support and professional services groups. In addition, we strive to incorporate standard technologies where possible to minimize research and development costs and ensure interoperability with other business solutions employed by our customers.

In August 2003, we released a major upgrade to the OneBridge Mobile Groupware platform, version 4.0. The platform helps enterprises to manage and extend the Groupware solution to a variety of mobile devices through wired and wireless connectivity. It provides users with the ability to browse, sync and push their e-mail and contacts, calendar and task (PIM) information from both thin-client and rich-client devices so they are up-to-date wherever they are. In addition, it provides IT organizations with the ability to manage and secure a host of different devices using a central server-based management system through the authentication of users using established corporate authentication systems, end-to-end encryption using FIPS 140-2 compliant encryption algorithms, and software & hardware inventory tracking and management. Because OneBridge Mobile Groupware is part of the OneBridge Mobile Solutions Platform, enterprises can add support for other enterprise systems like CRM, ERP and custom applications to this platform and implement an integrated mobile platform solution.

In September 2003, we announced that the company is strengthening its database management offering with the release of Advantage Database Server 7.0. Significant new functionality incorporated into the company's Advantage Database Server includes triggers, communications compression, full text search, and a type-4 JDBC driver. With these product enhancements, Extended Systems continues to provide commercial application developers with a client/server database management solution that can be deployed on a variety of platforms.

In November 2003, we announced that the Advantage .NET Data Provider now includes a seamless interface to any .NET development language. Advantage .NET Data Provider creates a native interface for developers using Advantage Database Server and any .NET development language, including Visual Studio .NET and Borland C#Builder. With the addition of native access to .NET, Advantage Database Server now provides a RDBMS solution for virtually any application development environment on the market.

In December 2003, we released the XTNDAccess Car SDK, a software development kit that enables the telematics industry to integrate user-friendly Bluetooth wireless technology into the head unit of an automobile. XTNDAccess Car SDK will help the telematics industry reduce development costs and shorten time-to-market while ensuring strict compliance with the Bluetooth Special Interest Group's
(SIG) interoperability standards.

In January 2004, we released our OneBridge Mobile Groupware 4.1 product that enabled mobile device users to have live, instant access to business intelligence residing on corporate databases. Extended Systems is using its IP-based push technology, which currently enables users to have immediate access to e-mail and to push other essential data into the field. Mobile employees -- such as field service workers or sales representatives -- are now able to receive and deliver information from and to corporate databases wirelessly, without user initiation. Instant data delivery and real-time access to information in the field can enable companies to boost productivity, improve accuracy, speed response times and ultimately increase bottom-line profits.

In February 2004, we introduced the ExtendConnect Mobile Suite. There are three major components to ExtendConnect Mobile Suite. The package includes a client embedded SyncML SDK, a Windows communication suite, and our XTNDConnect PC desktop synchronization software, which is bundled with mobile phones for use by individuals. XTNDConnect PC supports Microsoft Outlook, IBM Notes, and other groupware applications. Because a single experienced mobile solutions provider provides all elements, cell phone manufacturers are assured that integration of end-to-end data synchronization will be easy.

We maintain global development operations and have development centers in Boise, Idaho; Toronto, Canada and Bristol, UK. We also have smaller development teams in Corvallis, Oregon and Alpine, Utah. During the second half of fiscal 2004, we began an initiative to add offshore development resources through an outsourcing arrangement with a third party company in India. Operations in India are the beginning of an outsourcing effort to expand our development capability and capacity while maintaining our quality standards. We expect this operation to continue to grow through the next fiscal year.

MARKETING, SALES AND DISTRIBUTION

We market and sell our adaptive mobility products and professional services directly to enterprise customers and original equipment manufacturers ("OEMs"). We also market and sell our products through indirect sales channels, including value-added resellers ("VARs"), distributors and systems integrators ("SIs"). Our enterprise customers include global 2000 companies as well as small to medium-sized businesses, primarily in Europe and the Americas. We plan to grow our market presence in Asia and the Pacific Rim by expanding the number of VAR's, partners and other distributors with customers and relationships in this geography. Additionally we sell to several of the world's largest mobile phone and wireless semiconductor companies who embed our technology into their products.

We market and license our device manufacturer products to our OEM or original design manufacturer (ODM) customers through our global network of VAR's and distributors. We support these resellers and also sell some products directly, with our team of sales and technical professionals located in North America. We have entered into strategic relationships with many of the world's largest telematics suppliers, mobile phone manufacturers and component suppliers for sales of our mobile device manufacturer products. Our OEM/ODM customers integrate our software into their products, bundle our products with their products, and some endorse our products in the marketplace. Mobile device manufacturers incorporating our products include Siemens, Sony-Ericsson, Motorola, LG Electronics, PalmOne, Hewlett-Packard and Visteon. We work directly with OEM/ODM's to identify the requirements of new products in the design phase for later market launch. We develop a proposal to address the customers' technical and business requirements and typically confirm our products will meet the technical specifications before the sales transaction is completed. The sales cycle to achieve a customer design win for these products ranges from one to nine months based on the customer's time to market requirements. Once a design win has been achieved, the products containing our software products can take from one to twelve months to reach the intended customer market.

We market our enterprise mobility and enterprise database products through both our direct sales representatives and through a sales channel comprised of VAR's, distributors, systems integrators and other resellers. In North America we market and license our enterprise mobility solutions primarily through our direct sales organization although we are building our indirect sales channels to reach additional customers in North America. Our North American sales representatives and technical pre-sales staff are located in sales territories throughout the United States and Canada. In our EMEA region (Europe, Middle East and Africa), we market and license our products through both our direct sales force and through other channel partners. We also have sales representatives based at our corporate headquarters that support our resellers and work to expand the number of resellers in the Pacific Rim, Asia and Latin America.

A component of our plan is to grow our market presence through expanding our value added indirect channels including:

APPLICATION DEVELOPERS

We market our enterprise mobility products and enterprise database solutions to application developers. Our growth plans include broadening the portfolio of available applications that include our mobile platform and database software. This entails developing new relationships with many of the leading application developers across a range of vertical markets for both large and mid-tier enterprises, including healthcare, manufacturing, financial services, and the public sector. These well established application partners bring both domain expertise and large installed customer bases providing a ready market in which to adopt mobile solutions. These leading application vendors have back-end applications that comprise a part of the existing legacy application infrastructure for enterprises in their target markets, and are in the best position to extend these applications into the mobile environment. Embedding our mobile platform into their applications, these partners generate the sales and distribute our products as an integral part of their mobile solution.

SYSTEM INTEGRATORS AND MANAGED SERVICES PROVIDERS

Another channel to market for our mobile software products is through systems integrators (SI's) whose professional services capabilities and in-depth knowledge of customer's legacy environments enable them to build custom applications according to specific customer requirements. We have worked together with some of the world's largest systems integrators who have used our products to build mobile applications for their customers. Some of our systems integrator relationships include T-Systems, Software AG, Hewlett Packard, Electronic Data Systems (EDS), and Computer Sciences Corporation (CSC) and we are working to increase these and other SI's use of our products. Most systems integration partners are authorized resellers of our products and some like EDS and CSC use our products to deliver managed services.

To assist our direct sales teams and support our resellers and other channel partners, we engage in a variety of marketing activities. Our marketing personnel assist in generating new sales opportunities by creating various marketing programs, updating our Web site, targeting additional strategic relationships, advertising in industry and other publications, and conducting public relations campaigns. We also participate in a number of trade shows and industry events. We communicate with our installed customer base via newsletters and by hosting web-based seminars. Our public relations strategy is designed to convey our messages to appropriate audiences, and we reinforce this through our ongoing communications with a number of key industry analysts and members of the press. As of June 30, 2004 we are committed to have our sales and technical support personnel located close to our customer locations. We maintained sales and technical support offices primarily in Boise, Idaho; Bristol, UK and Herrenberg, Germany. We also maintain smaller regional sales and support offices in Paris, France, San Diego California; Corvallis, Oregon and Hertogenbosch, Netherlands.

SERVICE AND SUPPORT

PROFESSIONAL SERVICES

Our professional services organization is staffed by qualified employees with experience in the mobile application field. We provide our clients, as well as our implementation partners, with consulting and deployment services, mobile application design and development, work flow process for mobile workers and comprehensive training and support to help achieve business goals with a quicker return on investment. The professional services team consists of project managers, business analysts and technologists. Our professional services include:

     o Project Advisory Services. Our consultants assess current or planned mobile application needs, develop and document the project plan, and deliver the design specification. We provide a configuration and implementation roadmap to help meet business goals, including an analysis of return on investment and business change management.

     o Project Implementations. Our professional services consultants individually, or as members of our project teams, implement and assist in the configuration of our solutions to accelerate the project deployment schedule and ensure a successful implementation process. Such activities include the design, configuration and testing of our deliverables as well as training and supporting the customer organization during the rollout and when the applications go live. The implementation activities also include the development and configuration of interfaces to other enterprise solutions - either commercial or in-house legacy systems, as needed based on the project.

     o Business Analysis. We offer consulting services targeted at ensuring the ability of our customers and implementation partners to deliver a working solution. This includes consulting to determine strategies to mobilize applications and develop estimates for the return on investment for these mobile deployments.

     o Custom Mobile Application Development. We have developed and implemented successful mobile applications at enterprises in the financial services, telecommunications, pharmaceuticals, retail services, transportation and logistics, field service and utilities, public sector and education, manufacturing, life sciences and healthcare and other industries. We use a simple and standardized methodology when developing and implementing customized mobile solutions, based on the following five-step process:

          o discover the need for a mobile solution which incorporates business analysis and strategy consulting

          o define the customer's business objectives and the benefits of mobile technology to the customer's organization including the project scope definition and ROI justifications and business case formulation

          o design the best mobile solution for the customer's users and their needs

          o    develop a mobile solution using our mobile development tools, and

          o    deploy the solution to the customer's mobile users

TECHNICAL SUPPORT

Commitment to customer service and technical support is an essential component of our ability to provide high levels of customer satisfaction and ensure the success of our business. Our technical support teams interact regularly with customers' network administrators and application developers and respond to their needs. In the process of supporting our existing customers, our team is also able to identify requirements for future products or product enhancements.

We offer a wide range of customer support services including multiple support programs tailored to meet the needs of our customers. We also provide access to the Extend Source web site that allows our customers to access information and a wide range of support tools such as our on-line knowledge base, FAQs and technical notes. These support services include a technical support hotline to provide telephone support to our customers through a toll-free number. In addition to our internal support, our independent distributors and resellers provide service and support to certain customers.

OUR CUSTOMERS

To date we have licensed our software products to over 2500 enterprise customers and 1500 independent software developers. We sell our products to enterprises both directly and through a variety of channel partners including value added resellers, distributors and other channel partners. We also sell to application developers and device manufacturers. Extended Systems has a worldwide customers base and key relationships with Computer Science Corporation, EDS, Hewlett Packard, Janssen-Cilag, Microsoft, Motorola, palmOne, PalmSource, Siemens, Software AG, SonyEricsson, Symbian and Toshiba. By giving mobile workers real-time access to business critical information, Extended Systems has helped companies like FedEx, 20th Century Fox and Otis Elevator improve operating efficiencies and increase customer satisfaction.

INTELLECTUAL PROPERTY

Our success is significantly dependent on our proprietary technology and other intellectual property. To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws. Additionally, we maintain confidentiality agreements with many of our employees, consultants and customers. Despite these protections, third parties might obtain and use our technologies without authorization or develop similar technologies independently. The steps we have taken may not prevent misappropriation of our intellectual property, particularly in countries other than the United States where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

We have been issued 14 patents; of which one expires in 2007 and 13 expire in 2010 and beyond. We also have 16 patents pending. We cannot assure you that any of our current or future patent applications will be granted. Any of our patents may be challenged, invalidated or circumvented and the rights granted under any of our patents may not provide competitive advantages to us. If a blocking patent is issued in the future to a third party, and we are not able to distinguish our technologies, processes or methods from those covered under the patent, we may need to either obtain a license or develop noninfringing technologies, processes or methods with respect to that patent. We may not be able to obtain a license on commercially reasonable terms, if at all, or design around the patent, which could impair our ability to sell our products. Any proprietary rights with respect to our technologies may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Other persons may claim that our technologies, processes or methods infringe their patents. These claims may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from selling some of our products, which would substantially harm our business.

EMPLOYEES

As of June 30, 2004 we had 191 employees worldwide. None of our employees is represented by a labor union or is subject to a collective bargaining agreement with respect to his or her employment with us. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

Our executive officers as of September 15, 2004 are as follows:


NAME                      AGE       POSITION
----------------------    ---       ------------------------------------------
Charles W. Jepson         58        Chief Executive Officer and President
Valerie A. Heusinkveld    45        Vice President of Finance, Chief Financial
                                    Officer and Corporate Secretary
Nigel S. Doust            47        Vice President of Europe, Middle East and
                                    Africa (EMEA)
Gregory T. Pappas         42        Vice President of Human Resources
Kerrin Pease              53        Vice President of Research and Development
Jeffrey M. Siegel         47        Vice President of Worldwide Marketing and
                                    Chief Marketing Officer
Mark A. Willnerd          39        Vice.President of Business Development


CHARLES W. JEPSON was named Chief Executive Officer and President in August 2003. From February 2003 to August 2003, Mr. Jepson served as Vice President of Sales and Marketing. He served as a member of our board of directors from September 2001 to July 2003. Prior to joining us, Mr. Jepson was the Chairman, President and CEO of Diligent Software Systems, a provider of e-procurement software from July 2001 to October 2002. From June 2000 to July 2001, he was the Senior Vice President of North American Field Operations at eGain Communications, a provider of customer service software. From March 1998 to June 2000, Mr. Jepson was the President and Chief Executive Officer of Inference Corporation, which was acquired by eGain in June 2000. From June 1997 to March 1998, Mr. Jepson was an independent consultant to small technology companies. From March 1992 to May 1997, he was the President and Chief Executive Officer of Interlink Computer Sciences.

VALERIE A. HEUSINKVELD was appointed Chief Financial Officer, Vice President of Finance and Corporate Secretary in November 2003. Prior to joining the company, Ms. Heusinkveld was an independent consultant to early stage companies in need of hands-on management and seed capital. Before its sale to Cyprus Semiconductor, she served as Chief Financial Officer at In-System Design, Inc., a fabless semiconductor company, from October 2000 until January 2002. From 1989 to 2000, Ms. Heusinkveld held senior management positions at TJ International, Inc., where she was the Chief Financial Officer from December 1992 until the sale of the company to Weyerhaeuser Company in 2000.

NIGEL S. DOUST has served as Vice President of EMEA since April 2003. Prior to joining the company, Mr. Doust served as Vice President, International for Diligent Software Systems, a provider of e-procurement software from September 2001 to February 2003. Prior to his tenure with Diligent, he was the Vice President EMEA from 1999 to 2001 and Customer Service Director from 1998 to 1999 at eGain Communications. Previously he served as Divisional Manager, Business Group Manager, and Technical Manager at Tangent International, a system integrator.


GREGORY T. PAPPAS was appointed Vice President of Human Resources in July 2004. Prior to joining the company, Mr. Pappas served as Vice President of Human Resources and Administration for GlobalEnglish Corporation from 2000 to 2004. From 1998 to 2000, he was Vice President of Human Resources and Administration for Inference Corporation. From 1996 to 1998 Mr. Pappas was the Sr. Director of Human Resources for Chordiant Software, Inc. and from 1993 to 1996, he held the position of Human Resources Manager for Apple Computer, Inc. Prior to Apple Computer, Mr. Pappas worked for the Northern Corporation in various operations and human resources positions.


KERRIN PEASE has served as Vice President of Worldwide Research and Development since November 2001. From 1999 to 2001, Mr. Pease served as Vice President, Consulting and Development Americas, for GEAC Computer Corporation Limited, a global provider of enterprise requirements planning (ERP) software and services. From 1997 to 1999, Mr. Pease was Vice President, Consulting for Johnson Brown Associates (JBA) International, a global provider of ERP software services. He held various other positions with JBA from 1987 to 1997, including Product Development Director, Operations Director UK/Europe and Regional Business Manager. From 1980 to 1987, Mr. Pease served as Operations Manager for Information Processing Services, a company that developed ERP products.

JEFFREY M. SIEGEL was appointed Vice President of Worldwide Marketing and Chief Marketing Officer in May 2004. Prior to joining us, Mr. Siegel was the Vice President, Enterprise for Symbian from 2002 to 2003 and Director of Market Development at Microsoft from 2001 to 2002. Prior to Microsoft, he was Director of Market Development for 3Com/Palm from 1997 to 2001 and held various positions in enterprise sales and marketing for the computer systems group at HP from 1982 to 1997.

MARK A. WILLNERD was appointed Vice President of Business Development in September 2002. Mr. Willnerd joined the Company in July 1989 and has held numerous positions with increasing accountability throughout his tenure. Prior to his appointment, he held the positions of Business Development Director and Alliance and Product Manager for our products.

ITEM 2.    PROPERTIES

Our corporate headquarters facility is located in Boise, Idaho where we conduct research and development, marketing and sales, customer support, professional services and administration activities. We currently lease our headquarters facility pursuant to a sale-and-leaseback agreement that we entered into in September 2003. Of the approximately 100,000 square foot facility that we lease, approximately 52,000 square feet is unused space that we sublease to third parties or have available for lease. We also lease sales, support, professional services and development offices throughout the United States, Canada and Europe. These leases expire at varying dates through 2013 and some include renewals at our option. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

 On June 29, 2004 AppForge, Inc. ("AppForge") filed a complaint against the Company in the United States District Court for the District of Delaware. An amended complaint was filed on August 12, 2004 joining Extended Systems of Idaho, Inc. ("ESI-Idaho") and four European subsidiaries of the Company. ESI-Idaho and AppForge are parties to a distribution and license agreement related to certain AppForge software. AppForge alleges that the defendant ESI companies have used AppForge's technology and trademarks in a manner not authorized by the parties' agreement. The Company believes that its use and distribution of AppForge's software has been within the scope of the parties' agreement.

Since the parties' license agreement provides for arbitration of disputes, ESI-Idaho filed a demand for arbitration with the American Arbitration Association on August 3, 2004 seeking a declaration of the parties' respective rights and obligations. At the same time, in the Delaware action, the ESI defendants have moved the Court for dismissal or a stay of the case because the parties' license agreement provides that arbitration is the sole forum for resolution of disputes arising out of or related to the license and distribution agreement.

We believe that we have meritorious defenses against this action and we will continue to vigorously defend it.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol "XTND". The following table sets forth the high and low sales prices of our common stock, based on the last daily sale, in each of our last eight fiscal quarters:

                                                             HIGH       LOW
                                                            ----------------
FISCAL YEAR 2004
         Fourth Quarter, ended June 30, 2004............    $ 7.15    $ 4.81
         Third Quarter, ended March 31, 2004............      6.58      4.35
         Second Quarter, ended December 31, 2003........      4.88      3.70
         First Quarter, ended September 30, 2003........      5.50      3.50
FISCAL YEAR 2003
         Fourth Quarter, ended June 30, 2003............    $ 4.85    $ 1.61
         Third Quarter, ended March 31, 2003............      2.00      1.30
         Second Quarter, ended December 31, 2002........      2.48      1.40
         First Quarter, ended September 30, 2002........      3.30      1.40


On September 24, 2004, the last reported per share sale price of our common stock on the Nasdaq National Market was $2.60 per share. The market for our common stock is highly volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock."

According to our transfer agent's records, we had 317 stockholders of record as of September 24, 2004. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

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

We made no repurchase of our equity securities during our quarter ended June 30, 2004

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

FOR THE YEARS ENDED JUNE 30,                                                   2004       2003       2002        2001        2000
                                                                             -----------------------------------------------------
Net revenue...............................................................   $32,186    $27,534    $22,275    $ 26,910    $ 21,551
Gross margin..............................................................    27,727     23,203     19,722      19,634      14,398
Restructuring charges.....................................................     1,446        597        213       1,066           -
Patent litigation fees, license and settlement............................     3,425      1,240          -           -           -
Loss from operations......................................................    (3,798)    (4,368)    (9,316)    (19,514)C   (10,827)
Other income (expense), net...............................................     1,007 A      257         (4)        457         (89)
Interest expense..........................................................      (453)      (307)       (70)          1        (259)
Income tax provision (benefit)............................................        94       (200)    (2,257)B     7,228 D    (3,436)
Loss from continuing operations...........................................    (3,338)    (4,218)    (7,133)    (26,284)     (7,739)
Income (loss) from discontinued operations and gain (loss) from sale of
     discontinued operations, (net).......................................        88        458        (57)      2,810       2,754
Net loss..................................................................    (3,250)    (3,760)    (7,190)    (23,474)     (4,985)
Loss per share from continuing operations:
         Basic and diluted................................................     (0.23)     (0.31)     (0.64)      (2.48)      (0.81)
Earnings (loss) per share from discontinued
     operations:
         Basic and diluted................................................      0.00       0.03      (0.01)       0.26        0.29
Loss per share:
         Basic and diluted................................................     (0.23)     (0.28)     (0.65)      (2.22)      (0.52)
Shares used in computing basic and diluted income (loss) per share........    14,370     13,376     11,048      10,587       9,552


AS OF JUNE 30,                                                                 2004       2003       2002        2001        2000
                                                                             -----------------------------------------------------
Cash and cash equivalents.................................................   $ 7,225    $ 3,502    $ 5,439    $  6,585    $  6,191
Total assets..............................................................    33,356     29,091     20,371      28,143      44,221
Long-term debt and other long-term liabilities............................     4,970        494          -           -           -
Total stockholders' equity................................................    19,156     19,256     13,088      18,938      37,715

(A) Other income (expense) includes $1.1 million of gain on the sale of excess land at our Boise, Idaho headquarters facility.
(B) Our income tax benefit from continuing operations of $2.3 million was partially offset by an income tax expense of $301 thousand from discontinued operations. This net benefit of $1.8 million was primarily the result of a $1.6 million tax refund we received due to a net operating loss carryback resulting from a temporary increase in the carryback period as part of the Job Creation and Worker Assistance Act of 2002. The balance of the benefit relates primarily to a reserve that was reversed when we sold our Singapore subsidiary.
(C) Our loss from operations includes $1.4 million in charges associated with the terminated merger with Palm, Inc. included in general and administrative expenses.
(D) Our income tax provision includes a $14.0 million valuation allowance recorded against our deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

We begin Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) with and overview to give the reader management's perspective on our results for fiscal 2004 and our general outlook for the current fiscal year. This is followed by a discussion of the critical accounting polices that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for fiscal 2004 compared to fiscal 2003 and for fiscal 2003 compared to fiscal 2002. We then provide an analysis of our liquidity and capital resources.

This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks, uncertainties and assumptions, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.
Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements include words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," "outlook," "could," "estimate," "project," "forecast," or similar expressions that are intended to identify forward-looking statements.

Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors That May Affect Future Results and Market Price of Stock". The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. All yearly references are to our fiscal years ended June 30, 2004, 2003 and 2002, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

OVERVIEW

We are a leading provider of software and services that deliver solutions to help companies streamline their business processes and improve workforce productivity through mobilizing corporate applications and data. We also provide software and expertise that enables our mobile device manufacturer customers to accelerate their product development cycles and enhance the functionality of new products they bring to market. The users of our products are enterprise employees that complete their jobs or portions of their jobs outside of the company-owned facilities where they have traditionally accessed, viewed and updated information through wired networks. Also advancing the adoption of enterprise mobility solutions is the increased availability and capability of powerful mobile devices such as PDA's, mobile phones and converged devices. Enterprises are increasingly realizing they can improve their competitiveness by mobilizing corporate information.

We believe a full understanding of our operating results for the year ended June 30, 2004, requires an understanding of how the mobility solutions markets are evolving and influenced the elements that drove our company performance. Although the mobility solutions market is still in the early phases of development, organizations are increasingly developing a mobile computing strategy as part of their plans to increase productivity, improve competitiveness and enhance customer relationships. However, the slow growth recovery occurring in most global economies continues to restrain information technology spending and has caused enterprises to focus spending on mobile technology investments that can achieve a 12 to 18 month payback. Many companies launch their mobile strategy with a mobile contacts, calendar, task and e-mail application. Our mobile solution that meets this need, OneBridge Mobile Groupware comprises the majority of our enterprise mobility software revenues and revenue from this product was a significant element of our growth in fiscal 2004.

Device manufacturers are also evolving their products to address this growing enterprise mobility market. Notebooks, mobile phones and standard PDAs have been the dominant mobile infrastructure devices. However, as mobile device designers and marketers have launched campaigns to communicate the added value of smart phones and converge devices, adoption rates for these devices have increased.
To address the growth in this market, the rapid products development cycles, and the demand for a robust feature set, device manufacturers have increasingly turned to third parties to provide the technology for short-range wireless connectivity products. Our device manufacturer solutions revenue grew in fiscal 2004 as additional handset manufacturers selected our technologies and the handset models that included our technology were introduced successfully into the marketplace.

We believe Europe has been the global leader in the deployment of wireless infrastructure. The coverage and data capacity of wireless networks developed more rapidly in Europe than in other global markets and the market for mobility solutions has grown in Europe. We have a long operating history in Europe with offices in four countries and have gained both market awareness and developed long-standing customer relationships. A significant portion of our revenue and revenue growth was derived from both European customers purchasing our enterprise mobility solutions and European device manufacturers introducing successful converged devices that contained our device manufacturer products.

In 1993, we introduced our first enterprise database products. We continue to market and sell these products to application developers and enterprises to support the data requirements of both mobile and traditional enterprise applications. These products grew in fiscal 2004 as the applications utilizing our database were marketed successfully to companies in Europe and North America. Application developers that purchase our enterprise database products have required a solution that is stable and mature. We also have developed an extensive network of resellers that market these products globally. As these products do not require heavy research and development investment or significant sales and marketing support, they have been an important source of positive cash flow to our company.

In fiscal 2005 we will continue to focus on revenue growth by generating more sales of our solutions to enterprise customers and mobile device manufacturers. We believe enterprise customers will move toward purchasing mobile applications that can have an immediate financial impact such as field service, supply chain and logistics, healthcare, field sales and government and education. Enterprises will choose vendors with knowledge of workflows and business process and those that can provide a business case for investment. We expect to compete directly with both larger companies that have significant resources and experience and smaller companies that focus on a particular mobile vertical. We also expect to experience longer sales cycles, which is typical for sales of larger, mission critical business applications.

Our operating expenses increased in fiscal 2004 as compared to fiscal 2003 by $4.1 million. However $3.0 million of the higher spending was the result of higher restructuring charges and higher costs associated with defending ourselves in a patent infringement case. Without these expenditures, our operating expenses increased $1.1 million, while revenues increased $4.7 million in fiscal 2004 as compared to fiscal 2003 as a result of the factors we outlined above. Despite the revenue growth and control of expense increases, we continued to experience losses from operations and net losses per share.

In response to these conditions, we realigned our management and sales organization to support the strategic direction of the company. We restructured many of our operations and sales territories in an effort to improve organizational efficiencies, controlled our expense structure, and took initiatives to increase sales productivity and drive a more profitable long-term financial model. We expect to continue many of these activities over the next several quarters, and doing so may put pressure on our financial results and operations as we continue to position the company to participate in the growth of the mobile solutions market.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

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

REVENUE RECOGNITION

Revenue recognition rules for software companies are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments must be made by management in interpreting the rules and in applying our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly.

To recognize software revenue we apply the provisions of Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended by SOP 98-9, and recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collection of the resulting receivable is reasonably assured.

At the time of a transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable, based on the payment terms associated with the transaction. If payment terms are extended for a significant portion of the fee or there is a risk that the customer will expect a concession, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due and payable. If we had assessed the fixed or determinable criterion differently, the timing and amount of our revenue recognition may have differed materially from that reported.

At the time of the transaction we also assess whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue, and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. If we assessed collectability differently, the timing and amount of our revenue recognition may have differed materially from that reported.

For arrangements with multiple obligations (for instance, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method. This means that we defer revenue from the total fees associated with the arrangement equivalent to the vendor-specific objective evidence of fair value of the elements of the arrangement that have not yet been delivered. The vendor-specific objective evidence of fair value of an undelivered element is generally established by using historical evidence specific to Extended Systems. For example, the vendor-specific objective evidence of fair value for maintenance and support is based upon separate sales of renewals to other customers or upon the renewal rates quoted in the contracts, and the fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. If we allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported. For certain of our products, we do not sell maintenance separately but do provide minimal support, patches, bug fixes and other modifications to ensure that the products comply with their warranty provisions. Accordingly, we allow for warranty costs at the time the product revenue is recognized.

When we license our software to original equipment manufacturers or to companies that include our software in their software offering, royalty revenue is recognized when customers report to us the sale of software to their end user customer. In cases where the arrangement with our customer provides for a prepaid nonrefundable royalty, we recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLE ASSETS

We account for our purchases of acquired companies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and account for the related acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as "developed technologies," are amortized to expense over time, while in-process research and development costs ("IPR&D"), if any, are immediately expensed in the period the acquisition is completed. Identifiable intangible assets are currently amortized over a weighted-average of one to three years using the straight-line method.

The majority of entities we acquire do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur.

Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually, during the fourth quarter of each fiscal year, or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and we then compare the "implied fair value" of the goodwill to its carrying amount to determine the impairment loss, if any.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the impairment of identifiable intangibles, fixed assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is reviewed for impairment annually in accordance with SFAS No. 142. Factors we consider important that could trigger an impairment review include, but are not limited to: (1) significant under performance relative to historical or projected future operating results, (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (3) significant negative industry or economic trends, (4) a significant decline in our stock price for a sustained period, and
(5) our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a market capitalization approach when the information is readily available. When the information is not readily available, we use a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model to measure any impairment. If we made different judgments or utilized different estimates our measurement of any impairment may have differed materially from that reported.

INCOME TAXES

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of June 30, 2004 we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we made different judgments or utilized different estimates, the amount or timing of the valuation allowance recorded may have differed materially from that reported. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially impact our financial position and results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

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

RESTRUCTURING

We report costs associated with employee terminations and other exit activity in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits
- an amendment of FASB Statements No. 5 and 43," and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We record employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. We recognize facility lease termination obligations, net of estimated sublease income, and other exit costs when we have future payment with no future economic benefit or a commitment to pay the termination costs of a prior commitment. These termination and other exit costs are reported at fair value.

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from their functional currencies, generally the local currency, into United States dollars. This process results in exchange gains and losses, or cumulative translation adjustments, which are included as a separate part of our net equity under the caption "Accumulated other comprehensive loss."

Under the relevant accounting guidance, the computation method and treatment of these translation gains or losses is dependent upon management's determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures is considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations is also considered.

Cumulative translation adjustments include any gain or loss associated with the translation of that subsidiary's financial statements when the functional currency of any subsidiary is the local currency. However, if the functional currency were deemed to be the United States dollar then any gain or loss associated with the remeasurement of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized and recorded within our statement of operations in the period during which the disposal occurs. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly, during the years ended June 30, 2004, 2003 and 2002, translation adjustments of $144 thousand, $503 thousand and $65 thousand, respectively, were recorded as additions to our accumulated other comprehensive loss. At June 30, 2004 and 2003, cumulative translation losses of approximately $1.5 million and $1.4 million were included as part of accumulated other comprehensive loss, within our balance sheet. These translation losses have accumulated since we formed our first foreign subsidiary in 1991. Had we determined that the functional currency of our subsidiaries was the United States dollar, we would have computed a remeasurement gain or loss using a different method and such gain or loss would have been included in our results of operations for each of the years presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies include the euro, the British Pound Sterling and Canadian dollar. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time or we sell or liquidate one of our subsidiaries, we would be required to include any translation gains or losses from the date of change in our statement of operations.

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

RESULTS OF CONTINUING OPERATIONS

The following table sets forth the selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues.


                                                    FOR THE YEARS ENDED JUNE 30,
                                                    ----------------------------
                                                       2004     2003     2002
                                                      ------------------------
Revenue:
     License fees and royalties...................      78%      79%      86%
     Services and other...........................      22       21       14
                                                      ------------------------
         Total net revenue........................     100      100      100
Costs and expenses:
     Cost of license fees and royalties...........       1        2        3
     Cost of services and other...................      11       12        5
     Amortization of purchased technology.........       2        3        3
     Research and development.....................      20       26       45
     Acquired in-process research and development.      --        1       --
     Marketing and sales..........................      48       53       61
     General and administrative...................      14       13       19
     Restructuring charges........................       4        2        1
     Patent litigation fees, license and
      settlement..................................      11        4        1
     Non-cash stock compensation .................       1       --       --
     Amortization of goodwill.....................      --       --        4
                                                      ------------------------
         Total costs and expenses.................     112      116      142
                                                      ------------------------
         Loss from operations.....................     (12)     (16)     (42)
Other income (expense), net.......................      --        1       --
Gain on sale of land..............................       3       --       --
Interest expense..................................      (1)      (1)      --
                                                      ------------------------
         Loss before income taxes.................     (10)     (16)     (42)
Income tax (benefit) provision....................      --       (1)     (10)
                                                      ------------------------
         Loss from continuing operations..........     (10)     (15)     (32)
Discontinued operations, net of tax:
         Income (loss) from discontinued
          operations..............................      --        1       --
                                                      ------------------------
         Net loss.................................     (10)%    (14)%    (32)%
                                                      ========================


COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002

Revenue

The following table presents our license, support and maintenance, and professional services revenue for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.

                                                        FISCAL YEAR ENDED JUNE 30,

                                             2004     %CHANGE      2003      %CHANGE      2002
                                          ------------------------------------------------------
Revenue:
     License fees and royalties........   $  25,028     15%     $  21,733      13%     $  19,176
     Support and maintenance ..........       4,398     43%         3,082      43%         2,155
     Professional services and other...       2,760      2%         2,719     188%           944
                                          ---------             ---------              ---------
         Total net revenue.............   $  32,186     17%     $  27,534      24%     $  22,275
                                          =========             =========              =========

We sell our adaptive mobility products to enterprises, original equipment manufacturers, application developers, distributors and valued-added resellers. No customers accounted for greater than 10% of revenue from continuing operations in fiscal 2004, 2003 or 2002.

LICENSE FEES AND ROYALTIES. The majority of our product license revenues consist of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer's licensing of a given software product for the first time or with a customer's purchase of the right to run a previously licensed product on additional computing capacity or by additional users. Our royalty revenue consists of fees related to our OEM customers periodically increasing the number of units they are authorized to use of a licensed software product and are normally paid on a quarterly basis.

We classify our product offerings into one operating segment, our adaptive mobility segment, which consists of products and services that extend enterprise applications to mobile and wireless environments. The products in our adaptive mobility segment include enterprise mobility solutions, mobile device solutions and enterprise database solutions.

The table below presents total net license fees and royalty revenue by product line and its percentage of total revenue for the years ended June 30, 2004, 2003 and 2002.

                                                FOR THE FISCAL YEAR ENDED JUNE 30,
                                    2004   % OF TOTAL   2003   % OF TOTAL   2002   % OF TOTAL
                                  -----------------------------------------------------------
License fees and royalties:
  Enterprise Mobility Solutions   $ 11,301     45%    $  9,848     45%    $  8,840     46%
     % change from prior year           15%                 11%
  Mobile Device Solutions            5,942     24%       4,740     22%       3,822     20%
     % change from prior year           25%                 24%
  Enterprise Database Solutions      7,785     31%       7,145     33%       6,514     34%
     % change from prior year            9%                 10%
                                  -----------------------------------------------------------
      Total net revenue           $ 25,028    100%    $ 21,733    100%    $ 19,176    100%
                                  ===========================================================

License revenue from our enterprise mobility products increased $1.5 million in fiscal 2004 as compared to fiscal 2003. We sell our enterprise mobility products to corporate customers either directly through our field sales staff or through distributors, valued-added resellers and other channel partners. The increase in enterprise mobility product license revenue in fiscal 2004 compared to fiscal 2003 was due primarily to the successful introduction of our new IP-based push enabled OneBridge products in early 2004. These new products enhanced functionality that was of particular interest to our customers that purchase our mobile PIM and email application, OneBridge Mobile Groupware. Sales growth resulted from both sales of our OneBridge Mobile Groupware to new customers and our existing customers deploying the products to more users during the year. We believe these customers also purchased OneBridge Mobile Groupware because of its competitive total cost of ownership combined with the OneBridge product platform's design which enables customers to roll out future mobile applications such as mobile field service and mobile sales force automation applications on the same devices that receive email. License revenue from our enterprise mobility products increased $1.0 million in fiscal 2003 as compared to fiscal 2002. Included in this increase was $700 thousand of additional revenue from adding the OneBridge Presentation Server and Mobile Business solutions products to our product mix as a result of the Viafone acquisiton during fiscal 2003.

License and royalty revenue from our mobile device products increased $1.2 million in fiscal 2004 as compared to fiscal 2003. We sell our mobile device products either directly or through distributors primarily to original equipment manufacturers that supply the mobile handset and the telematics industries. As handset manufacturers have increased the capability of these devices to communicate with other devices or synchronize data with personal computers, the demand for our products that enable this functionality has grown. During fiscal 2004, we experienced both new design wins with OEM manufacturers that licensed our products and saw existing customers increase shipments of handsets that include our products. The increase in mobile device product license revenue of $918 thousand in fiscal 2003 as compared to fiscal 2002 was due primarily to design wins and the resulting royalties paid for our XTNDConnect PC products by mobile handset manufacturers.

Royalty revenue generated from sales to original equipment manufacturers has fluctuated from quarter to quarter in the past. We expect it will also fluctuate in future quarters, because demand in these markets is difficult to predict, as it is dependent upon the timing of customer projects and the effectiveness of their marketing efforts. Additionally, fluctuations can occur due to the nature of the arrangements with customers, which can vary between quarterly royalty payments that become due as devices are shipped by the manufacturer to initial one-time payments that allow the customer either unlimited or a capped number of licenses.

License revenue from our enterprise database product lines increased $640 thousand in fiscal 2004 as compared to fiscal 2003 as the applications developed and sold by the value-added resellers using our database technology gained wider acceptance in the marketplace. We sell our database products to enterprise customers and software developers who write applications utilizing our product's data management capabilities. Additionally in the second half of fiscal 2004, we offered significant incentives and discounts for quantity-based purchases to our customers that resulted in higher license revenues. The increase of $631 thousand in enterprise database product license revenue in fiscal 2003 as compared to fiscal 2002 was due primarily to the addition of value-added resellers purchasing new licenses and the applications developed and marketed using our database technology gaining wider acceptance.

We expect revenue from license fees and royalties to increase in fiscal 2005 as we introduce new products and enhance the functionality of our existing products. We also anticipate our installed customer base for our OneBridge Mobile Groupware, particularly in Europe, to purchase additional licenses as they roll products out to additional users. Also, during fiscal 2004 many of our customers and potential customers investigated the cost and benefits of implementing mobile applications beyond email, and we expect our revenues to grow as these customers purchase new or additional licenses of our OneBridge Mobile Platform middleware to enable these applications.

SUPPORT AND MAINTENANCE. Support and maintenance revenues are derived dominantly from our enterprise mobility products and represent the ratable recognition of fees to enroll products in our software maintenance and support programs. Enrollment in these programs generally entitles customers to product enhancements, technical support services and ongoing updates for compatibility with new mobile devices and mobile device operating systems. These fees are generally charged annually and for software products sold directly to enterprises have been in the range of 15% to 20% of the discounted price of the product. For software products sold through resellers that provide support directly to their customers this range has been 11 to 14%. Software sold to OEM customers generally does not include support or maintenance agreements, as all technical issues are resolved before the sales transaction is completed.

Support and maintenance revenue increased 43% in fiscal 2004 as compared to fiscal 2003. This increase was the result of customers who had previously purchased our OneBridge products continuing support and maintenance combined with the ratable recognition of revenue from new support and maintenance contracts sold to customers purchasing our products for the first time in fiscal 2004. Additionally, several resellers who had not previously purchased support and maintenance contracts elected to purchase these programs during fiscal 2004. In fiscal 2003, revenue from support and maintenance increased 10% from fiscal 2002. The increased revenue resulted from both sales of support and maintenance contracts to both new and existing customers.

Our support and maintenance revenue depends on both our software license revenue and renewals of maintenance agreements by our existing customers. Our maintenance revenue has increased on a year over year basis in each of fiscal 2004, 2003, and 2002, as a result of both new licenses and support and maintenance renewals. We expect that our support and maintenance revenue will increase or decrease as our license revenue increases or decreases.

PROFESSIONAL SERVICES. Professional services revenue is derived primarily from our work related to enterprise mobility products and consists of fees for consulting, product installations, training, and developing custom applications that utilize our middleware products such as OneBridge Mobile Data Suite.

Professional services revenue in fiscal 2004 did not change significantly from the revenue we reported in fiscal 2003. The primary driver for our professional services revenue was our customers purchasing services to aid them in developing software solutions for their mobile workforce. These services consisted primarily of work to develop, test and deploy custom mobile applications for field service, sales force automation and mobile consumer applications in both Europe and North America.

The increase in service revenue for fiscal 2003 as compared to fiscal 2002 was a result of adding a dedicated professional services group to our solutions offerings in the first quarter of fiscal 2003 in connection with the ViaFone acquisition. The majority of our professional services for fiscal 2002 related to significant customization of our software products to operate in specific customer environments or for inclusion in handset products by our OEM customers.

We expect service revenue to increase in fiscal 2005, as more customers will purchase services to develop custom applications. Although we expect an overall increase in the amount of billable hours of our professional services group, service revenue may fluctuate from quarter to quarter based on the amount of revenue we may be required to defer under our revenue recognition policy and the timing of services engagements.

INTERNATIONAL REVENUE

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our European based sales force and channel partners, overseas original equipment manufacturers and from a number of international distributors. Based on the region in which the customer resides, the table below presents total net revenue by region and its percentage of total net revenues for the years ended June 30, 2004, 2003 and 2002.

                                                     FOR THE FISCAL YEAR ENDED JUNE 30,
                                     2004    % OF TOTAL    2003    % OF TOTAL    2002    % OF TOTAL
                                   ----------------------------------------------------------------
  North America                    $ 12,624      39%     $ 13,647      50%     $ 11,227      50%
  % change from prior year              -7%                   22%
  Europe                             16,586      52%       11,657      42%        8,387      38%
  % change from prior year              42%                   39%
  Asia Pacific and Rest of World      2,976       9%        2,230       8%        2,661      12%
  % change from prior year              33%                  -16%
                                   ----------------------------------------------------------------
      Total net revenue            $ 32,186     100%     $ 27,534     100%     $ 22,275     100%
                                   ================================================================

Sales to domestic customers declined in fiscal 2004 as compared to fiscal 2003 by $1.0 million and as a percentage of the total dollars. The decline was primarily a result of more European based customers purchasing professional services in fiscal 2004 as compared to fiscal 2003. In fiscal 2003 a dominant portion of the professional services revenue was performed for North American customers, however in fiscal 2004, 45% of the professional services revenue was performed for customers in Europe. Sales in North America grew $2.4 million in fiscal 2003 as compared to fiscal 2002. This growth was primarily a result of both license revenue from the new OneBridge Presentation Server and Mobile Business Solutions products and the professional services revenue added as a result of the ViaFone acquisition in the first quarter of fiscal 2003.

The amount and percentage of revenue from Europe increased in both fiscal 2004 and fiscal 2003 as compared to the prior year as a result of several factors. In fiscal 2003, a major European handset manufacturer incorporated our desktop synchronization technology into a very successful mobile handset series and we received quarterly royalty payments from this customer in both fiscal 2003 and 2004. Over the past several years we have made significant investments in our European based pre-sales, sales, and technical support teams, and these investments have resulted in both obtaining new customers and increasing the amount of sales to existing customers. We believe the adoption rate of mobile devices and wireless infrastructure in Europe is more advanced than that in North America and we are benefiting from our significant presence in this market. We have also developed an extensive network of resellers in Europe that market our products, particularly our OneBridge Mobile Groupware products, to a wide range of companies. Additionally, we have entered into relationships with several partners that have developed vertical applications utilizing our OneBridge Mobile Platform that they resell to customers in Europe.

Additionally, the increase in revenue from our European customers was a result of the decrease in the strength of the U.S. dollar as compared to the euro and British pound sterling, which resulted in sales to our European customers invoiced in local currencies being greater in U.S. dollars than they would have been, had the exchange rate remained constant. Reported revenue from our European customers invoiced in local currency grew 17.4% between fiscal 2004 and fiscal 2003 and 23.6% between fiscal 2003 and fiscal 2002, but had the exchange rate for the U.S. dollar remained constant between those years, revenue would have grown only 12.3% and 16.6%, respectively. We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future.

Our revenue from Asia Pacific and the rest of the world is primarily from our sales to OEM customers of our mobile device manufacturer products. We also sell our enterprise mobility products in this geography through distributors and value-added resellers. We sell our products in these regions in US dollars and do not have significant revenues derived from sales in foreign currencies from this region. In fiscal 2004 revenue from the region increased $746 thousand. This increase reflects additional shipments to OEM customers from Asia Pacific of our products for inclusion in handsets manufactured in the region.

COST OF REVENUE

The following table sets forth our costs of license fees and other royalties, technical support and professional services for the years ended June 30, 2004, 2003 and 2002, and dollar and percentage changes from the prior year:

                                                                       Change                 Change
                                                          ------   -------------  ------  -------------  ------
                                                           2004       $      %     2003      $      %     2002
                                                          ------   ------  -----  ------  ------  -----  ------
Cost of licenses fees and royalties                       $  382   $ (38)   (9)%  $  420  $ (299) (42)%  $  719
  as a % of license fees and royalty revenue                  2%                      2%                     4%
Cost of technical support services                         1,367      (4)    0%    1,371     194   16%    1,177
  as a % of support and maintenance revenue                  31%                     45%                    55%
Cost of professional services and other                    2,089      275   15%    1,814   1,784   NM*       30
  as a % of professional services and other revenue          76%                     67%                     3%
  Total cost of revenue                                   $3,838     $233    6%   $3,605  $1,679  (87)%  $1,926

* percentage change not meaningful

COST OF LICENSE FEES AND ROYALTIES. The cost of license and royalty revenue consists primarily of amortization of purchased technology and royalties for the use of third-party software. Although license and royalty revenue increased 15% in fiscal 2004 as compared to fiscal 2003 and 13% in fiscal 2003 as compared to fiscal 2002, there was no significant change in the cost of license fees and royalties due to the fixed cost nature of the amortization and licensing agreements we have arranged with third parties.

COST OF TECHNICAL SUPPORT SERVICES. The cost of technical support services consists primarily of compensation and benefits, third-party contractor costs and related expenses incurred in providing customer support. The increase in gross margin during fiscal 2004 and 2003 compared to prior years was due to an increase in support revenues resulting from new support and maintenance contracts and renewals of previous contracts. We expect increases in our cost of technical support services as our service revenue grows to support the deployment of enterprise software solutions.

COST OF PROFESSIONAL SERVICES. The cost of professional services consists primarily of compensation and benefits incurred in providing services for building custom applications, training, consulting, installations and assisting with customer deployments. Professional services gross margins were 24%, 33% and 97% in the fiscal years ended June 30, 2004, 2003 and 2002 respectively. In fiscal 2002, we did not have a dedicated professional services group. The revenue in fiscal 2002 was the result of charges paid by our mobile device solutions customers for inclusion of their customer-driven specifications into the products. These specific requests were incorporated into the product and completed as part of the normal product development process. The corresponding costs to complete this work were not distinguishable from our ongoing research and development costs and were included as research and development costs in our fiscal 2002 results of operations.

We expect professional services revenue to grow in fiscal 2005 as more of our customers begin work on mobile applications projects. However, given the high level of fixed costs associated with the professional services group, an inability to generate sufficient services revenue to absorb these fixed costs could lead to lower or negative gross margins. We have also experienced fluctuations in our professional services revenue on a quarterly basis due to the timing of revenue recognition, which may be delayed due to specific contract terms. We expect our professional services revenue will continue to experience these fluctuations in the future.

AMORTIZATION OF PURCHASED TECHNOLOGY

The following table presents our amortization of purchased technology for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.

                                                FISCAL YEAR ENDED JUNE 30,
                                           2004  % CHANGE  2003  % CHANGE  2002
                                          --------------------------------------
Amortization of purchased technology....  $  621   (14)%  $  726    16%   $  627
  as a % of net revenue.................      2%              3%              3%

Amortization decreased in fiscal 2004 as compared to fiscal 2003 as a result of the intangibles related to our acquisition of Rand Software becoming fully amortized in the second quarter of fiscal 2004. The net increase in fiscal 2003 compared to fiscal 2002 results from the addition of non-goodwill intangibles in connection with our acquisition of ViaFone. This increase was partially offset by a decrease in amortization resulting from our adoption of SFAS No. 142, which resulted in $138 thousand of intangible assets, comprised of assembled workforce intangibles, being reclassified as goodwill in the first quarter of fiscal 2003.

We expect a decrease in amortization of other intangibles in fiscal 2005 as a result of a portion of our purchased technology becoming fully amortized in the first quarter of fiscal 2005.

RESEARCH AND DEVELOPMENT EXPENSES

The following table presents our research and development expenses for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.

                                           FISCAL YEAR ENDED JUNE 30,
                                   2004   % CHANGE   2003   % CHANGE   2002
                                 --------------------------------------------
Research and development.....     $6,316    (12)%   $7,173    (28)%   $10,030
  as a % of net revenue......        20%               26%                45%

Research and development expenses consist of compensation and benefits for our software developers and development support personnel, including software programmers, testing and quality assurance personnel, product managers and writers of technical documentation such as product manuals and installation guides. These expenses also include consulting costs, facility and communications costs, costs for software development tools and equipment and, in the second half of fiscal 2004, the cost of training our outsourced quality assurance service provider. During the fiscal years presented above, all software development costs have been expensed.

Research and development expenses were $857 thousand less in fiscal 2004 as compared to fiscal 2003 primarily as a result of reductions in personnel costs of $513 thousand achieved through attrition and layoffs resulting from restructurings undertaken primarily in fiscal 2003 and completed in early 2004. The $2.9 million decrease in research and development expenses in fiscal 2003 as compared to fiscal 2002 was also primarily the result of a reduction in personnel and consulting costs subsequent to our restructurings. Research and development personnel decreased by 10% from fiscal 2004 to fiscal 2003 and by 22% from fiscal 2003 to fiscal 2002. The restructurings had an objective of reducing the overall research and development spending level while simultaneously increasing productivity. The productivity improvements were based on a combination of improved processes, elimination of unnecessary function, and clear ownership and focus of product development initiatives between our separate development groups. We were also able to reduce research and development costs in fiscal 2003 as a result of completing the fundamental development work for our OneBridge Mobile Groupware and Platform solution upon which the data synchronization and management product offerings are built.

We expect research and development costs to increase in fiscal 2005 as we add additional resources to complete our planned new products and enhanced functionality of our existing products. We expect to incur these expenses through the recruiting and hiring of additional employees in our engineering departments in addition to retaining offshore resources, primarily in India, to assist with the technical support, quality assurance and development activities.

MARKETING AND SALES EXPENSES

The following table presents our marketing and sales expenses for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.

                                           FISCAL YEAR ENDED JUNE 30,
                                  2004    % CHANGE    2003    % CHANGE    2002
                                -----------------------------------------------
Marketing and sales..........   $15,362       6%    $14,482       7%    $13,489
  as a % of net revenue......       48%                 53%                 61%

Marketing and sales expenses consist primarily of salaries for our sales, inside sales, marketing and technical sales staff, sales related commissions and bonuses paid to our direct sales force, commissions to third party distributors and other marketing related expenses including trade shows, promotional materials, public relations and advertising. The increased spending in fiscal 2004 is primarily the result of $270 thousand in increased sales salaries and a $900 thousand increase in sales commissions. These higher costs were the result of retaining more experienced sales leadership and increasing the experience level of the people who are accountable for the sales of our enterprise mobility solutions. Additionally, we incurred $253 thousand of increased travel and entertainment costs for our sales and marketing organization. Commissions to third parties increased by $214 thousand during fiscal 2004 as compared to fiscal 2003 as these distributors increased the amount of mobile device solutions they sold to our OEM/ODM customers. The increases discussed above were partially offset by a $744 thousand decrease in our marketing expenses achieved both through a reduction in personnel and by reducing our participation in trade show and other marketing programs.

The increase in marketing and sales expenses in fiscal 2003 compared to fiscal 2002 was primarily due to an increase in personnel costs of approximately $1.2 million, offset in part by a decrease in promotional expenses of approximately $600 thousand.

We expect marketing and sales expenses to increase in fiscal 2005 as a result of an expected increase in revenue, although we expect these expenses to decrease as a percentage of net revenue. We expect that the increase in marketing and sales expenses in fiscal 2005 will be primarily attributable to increased sales compensation.

GENERAL AND ADMINISTRATIVE EXPENSES

The following table presents our general and administrative expenses for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.
                                           FISCAL YEAR ENDED JUNE 30,
                                  2004    % CHANGE    2003    % CHANGE    2002
                                 ----------------------------------------------
General and administrative.....  $4,486      23%     $3,649     (17)%    $4,381
  as a % of net revenue........     14%                 13%                 19%

General and administrative expenses primarily consist of salaries and other personnel costs for our executive management, finance and accounting, management information systems, human resources and other administrative groups. Other expenses included in general and administrative expenses are fees paid for outside legal and accounting services, directors' and officers' insurance costs and SEC and listing fees.

General and administrative expenses increased $837 thousand in fiscal 2004 as compared to fiscal 2003. The increased expenses related to higher professional services costs of $505 thousand related to increased external audit fees and costs for outside legal counsel. We also incurred increased personnel costs in our accounting and finance group primarily related to additional personnel engaged in readiness activities for compliance with Sarbanes-Oxley and an ongoing infrastructure software implementation. Fiscal 2004 amounts also include an expense recorded in the first fiscal quarter of $575 thousand of legal and other professional services costs related to failed acquisition activities and the reversal in the first quarter of $513 thousand of accrued professional services costs related to the failed merger with Palm, Inc. in 2001.

The decrease in general and administrative expenses in fiscal 2003 compared to fiscal 2002 was primarily attributable to a decrease of approximately $400 thousand in personnel costs resulting from our restructurings and a decrease in bad debt expense of approximately $300 thousand.

RESTRUCTURING CHARGES

The following table presents our restructuring charges for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.

                                          FISCAL YEAR ENDED JUNE 30,
                                 2004    % CHANGE    2003    % CHANGE    2002
                                ----------------------------------------------
Restructuring charges ......    $1,446      142%    $  597      180%    $  213
  as a % of net revenue.....        4%                  2%                  1%

We recorded $1.4 million in workforce reduction costs during fiscal 2004. The restructuring charges consist of $791 thousand of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, and $162 thousand of severance, benefits and other costs related to the resignation of Karla Rosa, our former Chief Financial Officer. Additionally, we recorded $498 thousand of expenses for the termination of eighteen employees from our marketing and sales, research and development, human resources, administration and operations groups. Of the terminated employees, fourteen were located in the United States and four were in Europe. The restructuring charge includes $554 thousand of non-cash compensation resulting from the accelerated vesting of employee stock options that is not included in the table below. As of June 30, 2004 we had paid $781 thousand of the amounts owed in cash. The remaining balance of $116 thousand will be paid in the first two quarters of fiscal 2005.

We recorded $597 thousand in workforce reduction costs during fiscal 2003, consisting primarily of severance, benefits, and other costs related to the termination of 31 employees in research and development, marketing and sales, manufacturing, and administration, of which 24 were located in the United States, 3 in Canada and 4 in Europe. As of June 30, 2003 we had paid $409 thousand of these charges. The remaining balance of $188 thousand was paid in the first two quarters of fiscal 2004.

During the first quarter of fiscal 2003 we also assumed a restructuring liability in connection with our acquisition of ViaFone. Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993 thousand of future lease commitments that had been accrued but not yet paid, $266 thousand of workforce reduction liabilities and $30 thousand of liabilities relating to the closure of ViaFone's French office. As of June 30, 2003 the workforce reduction liabilities and liabilities related to closing ViaFone's French office had been paid in full, and the $534 thousand balance of future lease commitments assumed was paid or reversed in fiscal 2004.

During fiscal 2002, we recorded approximately $213 thousand in workforce reduction costs, consisting primarily of severance, benefits and other costs related to the termination of approximately 25 employees in research and development, marketing and sales, and administration. Of those terminated, 21 were located in the United States and 4 were in Europe. All amounts due were paid in the fourth quarter of fiscal 2002.

A summary of the restructuring costs payable is outlined as follows:

                                                                  Workforce    Facilities
                                                                  Reduction     and Other
                                                                    Costs         Costs         Total
                                                                 ----------    ----------    ----------
Balance at June 30, 2001......................................       1,096           --          1,096
Restructuring charges incurred in fiscal 2002.................         213           --            213
Cash payments.................................................      (1,309)          --         (1,309)
                                                                 ----------    ----------    ----------
Balance at June 30, 2002......................................   $     --      $     --      $     --
Restructuring charges incurred in fiscal 2003.................         597           --            597
Restructuring accrual assumed with ViaFone acquisition........         266         1,023         1,289
Adjustment to the accrual assumed with ViaFone acquisition....         (14)          --            (14)
Cash payments.................................................        (661)         (489)       (1,150)
                                                                 ----------    ----------    ----------

Balance at June 30, 2003......................................   $     188          $534     $     722
Restructuring charges incurred in fiscal 2004.................         897           --            897
Other adjustments.............................................         (13)A        (340)B        (353)
Cash payments.................................................        (956)         (194)       (1,150)
                                                                 ----------    ----------    ----------
Balance at June 30, 2004......................................   $     116     $     --      $     116
                                                                 ==========    ==========    ==========

(A) An adjustment was made to the accrual for workforce reduction costs to account for amounts paid to certain former employees who were paid amounts less than originally provided.
(B) As a result of the Brisbane lease termination during the second quarter of fiscal 2004, the balance of restructuring charges related to this lease as of October 31, 2003 was reversed.

PATENT LITIGATION FEES, LICENSE AND SETTLEMENT

The following table presents our patent litigation, license and settlement expense for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.

                                          FISCAL YEAR ENDED JUNE 30,
                                 2004    % CHANGE    2003    % CHANGE    2002
                               -----------------------------------------------
Patent Litigation Fees,
   License & Settlement.....   $ 3,425     176%    $ 1,240     661%    $   163
  as a % of net revenue.....       11%                  5%                  1%

In April 2002, Intellisync Corporation filed a patent infringement action against the company in the U.S. District Court in Northern California. The action alleged that our XTNDConnect server and desktop synchronization products infringed on seven of Intellisync's synchronization-related patents. We incurred legal fees and other related costs in connection with defending this action. On March 4, 2004 we mutually agreed with Intellisync Corporation ("Intellisync"), formerly known as Pumatech, Inc., to settle the patent infringement lawsuit. Both companies agreed to settle all claims and to immediately terminate litigation proceedings. In connection with the settlement, we made a one-time payment to Intellisync of $2.0 million and received a license to certain Intellisync patents. This payment covers estimated past and future royalties on revenue related to our products shipped and covered under Intellisync's licensed patents. Both companies have agreed there will be no further patent litigation actions for a period of five years and that Intellisync will release all of our customers from any claims of infringement relating to their purchase and future use of our products. Included in the expense above is $1.6 million of the one-time payment based on revenues related to our products covered by the license. The remaining one-time payment balance of $430 thousand was capitalized and will be amortized over future years, based on sales of the related products.

NON-CASH STOCK COMPENSATION

The following table presents our non-cash stock compensation expense for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.

                                             FISCAL YEAR ENDED JUNE 30,
                                   2004    % CHANGE    2003    % CHANGE    2002
                                 -----------------------------------------------
Non-cash stock compensation...   $   490      NM*%    $  --       NM*%    $  --
  as a % of net revenue.......        2%                  0%                  0%

* percentage change not meaningful

During fiscal 2004, we changed the compensation for the members of our Board of Directors to include annual grants of restricted stock. Additionally, we made restricted stock grants to certain of our employees in October 2003. These expenses reflect the charges related to the amortization of the related compensation expense over the period the stock vests.

In fiscal 2005, we expect these charges to decrease as the grants to employees fully vest in the second quarter of fiscal 2005. However, the decrease will be offset somewhat by future amortization expense related to additional annual grants of restricted stock to be made to the members of our Board of Directors.


OTHER INCOME (EXPENSE)

The following table presents our other income and expense for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.

                                            FISCAL YEAR ENDED JUNE 30,
                                    2004   % CHANGE    2003   % CHANGE    2002
                                  ---------------------------------------------
Foreign currency exchange
  gain (loss)..................   $  (206)   (179)%  $   261     302%   $  (129)
Interest income................        58      49         39     (66)       115
Net rental income..............       224     NM*        (30)    NM*        --
Other net income (expense).....      (127)    NM*        (13)   (130)        10
                                  -------            -------            -------
                                  $   (51)   (120)%  $   257     NM*%   $    (4)
                                  =======            =======            =======

* percentage change not meaningful

Other income and expense consists primarily of foreign currency exchange gains or losses related to the mark-to-market of intercompany amounts owed to us by our international subsidiaries, rental income generated from subleasing the excess space at our headquarters facility and interest income earned on cash, cash equivalents and short-term investment balances.

The change in foreign currency gain or loss from fiscal 2003 to 2004 and from fiscal 2002 to 2003 is primarily due to the gain we recognized in fiscal 2003 as a result of the decrease in the strength of the U.S. dollar in the fourth quarter of fiscal 2003 at a time when we were not entering into foreign currency forward contracts. We recognized foreign currency exchange losses in fiscal 2002 and 2004 primarily due to our intercompany balance forecasts differing from projections in periods of currency volatility. For additional information on our foreign currency exposure see Item 7A of this Form 10-K.

Interest income increased in fiscal 2004 compared to fiscal 2003 due to an increase of invested cash in fiscal 2004 generated by the sale-and-leaseback of our headquarters building and the sale of excess land. Interest income decreased in fiscal 2003 compared to fiscal 2002 primarily due to a decline of cash invested and a drop in short-term interest rates.

In the fourth quarter of fiscal 2003, we began subleasing a portion of the unused space at our headquarters facility in Boise, Idaho. The increase in net rental income from fiscal 2003 to fiscal 2004 is due primarily to our subleasing space for all of fiscal 2004. In addition, the rent we received in fiscal 2003 was offset by the leasing commission we expensed when earned.

The amount of any foreign currency exchange gain or loss for fiscal 2005 will depend upon currency volatility, the amount of our intercompany balances and our ability to accurately predict such balances, and whether we decide to enter into foreign currency forward contracts in fiscal 2005. We expect interest income and net rental income to remain relatively constant.

GAIN ON SALE OF LAND

In the second quarter of fiscal 2004 we sold approximately 16 acres of vacant land adjacent to our headquarters building in Boise, Idaho. We received net cash proceeds of $1.5 million after deducting fees related to the transaction.

INTEREST EXPENSE

The following table presents our interest expense for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.

                                           FISCAL YEAR ENDED JUNE 30,
                                  2004    % CHANGE    2003    % CHANGE    2002
                                -----------------------------------------------
Interest expense............    $   453      48%     $  307      339%    $   70
  as a % of net revenue.....         1%                  1%                  0%

Interest expense consists primarily of interest associated with the sale-and-leaseback of our headquarters land and building, which is accounted for as a financing transaction, interest paid on the term debt that we assumed in connection with our acquisition of ViaFone in August 2002 and warrant expense amortization related to entering into our line of credit agreement with Silicon Valley Bank in January 2002. Interest expense increased by approximately $349 thousand in fiscal 2004 compared to fiscal 2003 as a result of entering into the sale-and-leaseback agreement. This increase was partially offset by a $157 thousand decrease in interest expense in fiscal 2004 related to the cessation of the warrant expense amortization in fiscal 2003. Interest expense increased to $307 thousand in fiscal 2003 from $70 thousand in fiscal 2002 primarily as a result of interest expense related to our assumption of $1.1 million of term debt in connection with the ViaFone acquisition and as a result of fiscal 2003 including a full year of warrant amortization.

INCOME TAX PROVISION (BENEFIT)

The following table presents our income tax provision or benefit for the years ended June 30, 2004, 2003 and 2002, and the percentage changes from the prior year.

                                            FISCAL YEAR ENDED JUNE 30,
                                  2004    % CHANGE    2003    % CHANGE    2002
                                 -----------------------------------------------
Income tax provision (benefit).  $   94     (53)%    $ (200)      91%   $(2,257)
as a % of income (loss) before
  taxes........................      3%                 (5)%               (24)%

We recorded an income tax provision in fiscal 2004 consisting primarily of foreign withholding taxes for which no credit is currently available against U.S. taxes due to our net loss position. The change in the income tax provision (benefit) from fiscal 2003 to fiscal 2004 was primarily due to the tax benefit we recorded for continuing operations in fiscal 2003 that offset the foreign withholding taxes.

The income tax benefit decreased in fiscal 2003 compared to fiscal 2002 primarily as a result of recording an income tax benefit of approximately $1.6 million in the third quarter of fiscal 2002 for the refund we received as a result of the temporary increase in the net operating loss carryback period created by the Job Creation and Worker Assistance Act of 2002.

We expect to record an income tax provision of approximately $125 thousand in fiscal 2005 related primarily to payments of foreign withholding taxes.

BUSINESS COMBINATIONS

In August 2002, we completed our acquisition of ViaFone. For information on this acquisition see "Note 7. Business Combinations" in the Notes to Consolidated Financial Statements of this report.

RESULTS OF DISCONTINUED OPERATIONS

In fiscal years ended 2003 and 2002 we exited a historical business that no longer fits into the company's strategy for becoming the global leader in providing mobile solutions for the enterprise.

In the first quarter of fiscal 2003, we adopted a formal plan to exit our infrared hardware business as a result of an expected decline in sales of these products and our desire to increase our focus on our core software businesses. Throughout fiscal 2003 and the first half of fiscal 2004, we continued to see revenue from this business as customers placed final orders. All final orders were shipped before December 31, 2003.

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

Results for our infrared hardware business and Singapore subsidiary operations have been reclassified as discontinued operations for all periods and are reported, net of tax, under "Income from discontinued operations" on our Statements of Operations.

                                              FISCAL YEAR ENDED JUNE 30,
                                       2004   % CHANGE   2003   % CHANGE   2002
                                      ------------------------------------------
Net revenue.........................  $ 169    (89)%   $1,488    (45)%   $2,687
Income from discontinued
  operations, net of tax............     88    (81)       458     65        278
Gain (loss) on sale of discontinued
  operations, net of tax............    --      NM*       --      NM*      (335)

* percentage change not meaningful

Revenue from discontinued operations for fiscal 2004 and 2003 consisted primarily of revenue from our discontinued infrared hardware business. Both net revenue and income from discontinued operations declined in fiscal 2004 as compared to fiscal 2003 because final orders were shipped in the first half of fiscal 2004.

Net revenue from discontinued operations decreased in fiscal 2003 compared to fiscal 2002 primarily as a result of there being no revenue from our former Singapore subsidiary and no material revenue from our discontinued printing solutions segment in fiscal 2003. Income from discontinued operations increased in fiscal 2003 compared to fiscal 2002 due to an increase in net income from our infrared hardware operations in fiscal 2003, which was a result of minimizing expenses related to these operations. Additionally, in fiscal 2002 the Singapore business generated a net loss.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

NET CASH USED BY OPERATING ACTIVITIES

                                                   FISCAL YEAR ENDED JUNE 30,
                                                 2004        2003        2002
                                              ---------------------------------
Net cash used by operating activities.......  $ (3,591)   $ (3,163)   $ (2,472)

Net cash used by operating activities in fiscal 2004 was primarily the result of our net loss, which was significantly impacted by the non-recurring cash costs of approximately $4.0 million related to the litigation and settlement of the alleged patent infringement lawsuit by Intellisync Corporation. Included in the net loss were non-cash charges for depreciation of $1.5 million, which declined from the prior year as assets became fully depreciated and were not replaced with new purchases. Non-cash charges for stock compensation of $1.0 million were also included and increased from the prior year primarily due to the amortization of the restricted stock grants made during the year plus the charges related to the termination of employees including the former CEO and CFO. Also included in our operating results was a non-cash gain of $1.1 million related to the sale of excess land adjacent to the corporate headquarters during the second quarter of fiscal 2004. Accounts payable and accrued expenses decreased by $1.3 million during fiscal 2004 primarily due to the reduction in accrued restructuring costs and the reversal in the first quarter of $513 thousand of accrued professional services costs related to the failed merger with Palm, Inc. in 2001.

Net cash used by operating activities in fiscal 2003 was primarily the result of our net loss and the result of a decrease in accounts payable and accrued expenses of $2.0 million, adjusted for such non-cash items as depreciation and amortization of $1.9 million. These cash uses were partially offset by acquired in-process research and development of $430 thousand. Net cash used by operating activities in fiscal 2002 was primarily the result of our net loss and the result of a decrease in accounts payable and accrued expenses of $2.4 million, adjusted for such non-cash items as depreciation and amortization of $2.9 million. These cash uses were partially offset by a decrease in receivables and inventories of $3.5 million, and an increase in deferred revenue of $827 thousand.

Accounts receivable, net of allowance, increased from $5.6 million at June 30, 2003 to $6.9 million at June 30, 2004. This increase in accounts receivable is due to an increase in total net revenue and an increase in DSOs (days sales outstanding). Our DSO for the quarter ended June 30, 2004 was 80 days as compared to 70 days for the quarter ended June 30, 2003. The increase in DSO is a result of more of our revenues originating from customers in Europe and Asia that have historically had longer payment terms than our North American customers. We expect that our accounts receivable will increase in fiscal 2005 as a result of an expected increase in net revenues. Accounts receivable may also increase in the future if net revenue from international customers becomes a higher percentage of our net revenue.

NET CASH PROVIDED BY INVESTING ACTIVITIES

                                                    FISCAL YEAR ENDED JUNE 30,
                                                  2004        2003         2002
                                                --------------------------------
Net cash provided by investing activities....   $   724     $  1,248     $   462

Net cash provided by investing activities in fiscal 2004 was generated primarily from the sale of our excess land. In the second quarter of fiscal 2004 we sold approximately 16 acres of vacant land adjacent to our headquarters building in Boise, Idaho. We received approximately $1.5 million in net cash proceeds after deducting fees related to the transaction. This cash inflow was offset by spending on property and equipment, which included spending of $204 thousand for tenant improvements we were required to make to the subleased portion of the unused space at our headquarters building pursuant to the sublease agreements and $384 thousand for software and other expenses related to a project to upgrade our accounting and transactional infrastructure.

Net cash provided by investing activities in fiscal 2003 was primarily the result of completing the acquisition of ViaFone. As part of our continued effort to control cash and expenses, we did not make a significant investment in property and equipment in fiscal 2003. Net cash provided by investing activities in fiscal 2002 was primarily the result of proceeds from the sale of our Singapore subsidiary net of cash sold with the entity. These proceeds were partially offset by purchases of property and equipment of $148 thousand. As part of our effort to control cash and expenses, we also did not make a significant investment in property and equipment in fiscal 2002.

We plan to incur aggregate capital expenditures of approximately $500 thousand during fiscal 2005, primarily for updating hardware and software infrastructure and real property repairs.

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES

                                                    FISCAL YEAR ENDED JUNE 30,
                                                    2004       2003       2002
                                                  -----------------------------
Net cash provided by (used by)
  financing activities........................    $  6,573   $  (123)   $   871

Net cash provided from financing activities in fiscal 2004 resulted most significantly from the cash received in the sale-and-leaseback of our headquarters facility. On September 26, 2003, we closed the sale-and-leaseback transaction and received proceeds of $4.8 million, netting $4.6 million after deducting transaction costs. As part of the agreement, we entered into a 10-year master lease for the building with annual payments equal to approximately $442 thousand. We also received cash from transactions related to our stock during fiscal 2004. We received $1.4 million in net cash proceeds from the exercise of stock options granted to employees and $872 thousand from the purchase of stock by our employees through our employee stock purchase plan.

Net cash used by financing in fiscal 2003 was primarily the result of $499 thousand of payments made on term debt assumed as part of our acquisition of ViaFone, partially offset by $376 thousand of proceeds from the issuance of common stock under our stock plans. In fiscal 2002 net cash provided by financing activities was the result of $871 thousand in proceeds received from the issuance of common stock under our stock plans.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank and renewed and restructured this agreement effective as of August 31, 2004. Under this agreement we can access up to $2.5 million of financing in the form of a demand line of credit. Our borrowing capacity is limited to 80% of eligible accounts receivable balances and is collateralized by certain of our assets. Interest on any borrowings will be paid at prime. The line of credit agreement requires us to maintain certain financial ratios and expires in August 2006. We are in compliance with all covenants. There are no outstanding draws on this facility.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank. We have restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005.

We believe that our existing working capital, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. However if we were required to obtain additional financing to fund future operations, sources of capital may not be available on terms favorable to us, if at all.

We intend to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden our adaptive mobility product offerings. We currently have no commitments or agreements regarding any material transaction of this kind. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise additional funds. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnership such as entities often referred to as structured finance or special purpose entities, or SPE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited proposes. As of June 30, 2004, we are not involved in any unconsolidated SPE transactions.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and

`s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $578 thousand, $894 thousand and $391 thousand for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

On September 26, 2003, we closed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at June 30, 2004. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price, or approximately $442 thousand. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At June 30, 2004, the loan balance was $325 thousand.

Our minimum future contractual commitments associated with our operational indebtedness and lease obligations as of June 30, 2004 are as follows (in thousands):

                                            YEAR ENDING JUNE 30,
                                  --------------------------------------
                                   2005    2006    2007    2008    2009   THEREAFTER   TOTAL
                                  ----------------------------------------------------------
SVB debt principal (1)........    $  325  $  --   $  --   $  --   $  --    $     --   $  325
SVB debt interest.............        11     --      --      --      --          --       11
Payment pursuant to building
  sale-and-leaseback..........       442     442     442     442     442       1,875   4,085
Capital leases (1)............        28      12       7     --      --          --       47
Operating leases .............       522     351     284     253     251          63   1,724
Post-retirement benefits......        17      17      17      17      17          67     152
                                  ----------------------------------------------------------
  Total commitments.....          $1,345  $  822  $  750  $  712  $  710   $   2,005  $6,344
                                  ==========================================================

     (1) This amount is reported on the balance sheet as a liability.


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

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. As of June 30, 2004, we had forward contracts with a nominal value of $10.8 million in place against the Canadian dollar, euro and British pound sterling, which matured within 30 days. We had no forward contracts in place as of June 30, 2003. We recognized a net currency exchange loss of approximately $206 thousand for the fiscal year ended June 30, 2004, a net currency exchange gain of approximately $261 thousand for the fiscal year ended June 30, 2003 and a net currency exchange loss of approximately $129 thousand for the fiscal year ended June 30, 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

WE HAVE A RECENT HISTORY OF LOSSES AND MAY CONTINUE TO GENERATE LOSSES IN FISCAL 2005.

Since the third quarter of our fiscal 1999, we have devoted significant financial resources to the research and development of, and marketing and sales for, our mobile information management software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources to product development and to marketing and sales activities. Our ability to reach break-even from operations and our ability to reach profitability and positive cash flow from operations in subsequent periods, will depend on a number of factors, including:

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

WE ARE ADVANCING OUR ENTERPRISE MOBILITY SOLUTIONS PRODUCT LINE, WHICH CURRENTLY DERIVES ITS REVENUES PRIMARILY FROM PERSONAL INFORMATION MANAGEMENT AND EMAIL APPLICATIONS, BY INCREASING THE EMPHASIS ON MOBILE APPLICATIONS, INCLUDING LINE OF BUSINESS APPLICATIONS FOR FIELD SERVICE, SALES FORCE AUTOMATION AND OTHER CUSTOM APPLICATIONS. IF WE ARE UNABLE TO COMPLETE THIS PROGRESSION, OUR OPERATING RESULTS COULD BE HARMED.

     o Changes in our partnering and go-to market strategy. To effectively compete in mobile line of business applications we need to partner with independent software vendors and system implementers that have knowledge of the specific industries and workflows for the targeted vertical applications. One of our core capabilities is our knowledge of how mobile access to corporate information can impact and improve the productivity of mobile workers. To achieve a successful partnering arrangement we must attract the business interests of these prospective partners and coordinate the efforts of our marketing, sales and professional services organizations. These tasks are complicated and involve many people and processes. If we fail to attract these partners or effectively co-ordinate these efforts we will not be able to broaden the acceptance of our mobile middleware platform into other applications and would remain dependent on revenue from PIM and email applications which we believe could be subject to price erosion in the marketplace.

     o Changes in the make-up of our executive team. We believe we have taken steps to strengthen our management team and have added people with the skills and experience to lead the company through the progression described above. Several members of our executive team, including our Chief Executive Officer, our Chief Financial Officer, our Chief Marketing Officer, Vice President of Human Resources and Vice President of EMEA have joined the company within the last three to eighteen months. As a result, the executive team has a relatively short history of working together, and we cannot be certain whether they will be able to manage the transition of the company. If they are unable to work together effectively or do not execute the business plan efficiently, our business will suffer.

     o Changes in the sales organization. We have many new sales representatives in our enterprise mobility products sales force that may take time to reach productivity. Late in fiscal 2003 and into fiscal 2004 we began to reorganize our sales force and replace the previous sales team with people that have more tenure and experience selling to large enterprises. We also established a new focus on large strategic accounts, re-allocated territories and terminated a number of representatives. As a result of these changes many of our account representatives operated under new leadership, began working with new customers or were relatively new to our company. We have a significant number of sales representatives that are working toward achieving acceptable productivity. If the new members of our sales team are unable to become fully productive in a reasonable time frame or we are unable to retain these new sales representatives, we may lose sales opportunities and market share, take longer to close anticipated sales and experience a shortfall in revenues.

MARKETS FOR OUR PRODUCTS ARE BECOMING INCREASINGLY COMPETITIVE, WHICH COULD RESULT IN LOWER PRICES FOR OUR PRODUCTS OR A LOSS OF MARKET SHARE.

We may not compete successfully against current or future competitors, some of whom have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources. We expect increasing price pressure for several of our products including our mobile PIM and email applications, IrDA and Bluetooth products as these technologies become more commodity oriented and less differentiated in the marketplace. Increased competition may result in price reductions, reduced margins, loss of market share and a change in our business and marketing strategies, any of which could harm our business. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend the market acceptance of our products. Price concessions or the emergence of other pricing or distribution strategies by our competitors or us may diminish our revenue.

DEFECTS IN OUR SOFTWARE PRODUCTS, INCLUDING OUR NEWLY RELEASED ONEBRIDGE PRODUCTS, COULD RESULT IN A LOSS OF REVENUES, DECREASED MARKET ACCEPTANCE, INJURY TO OUR REPUTATION AND PRODUCT LIABILITY CLAIMS.

The software products we offer, particularly our enterprise mobility software, are inherently complex. Significant technical challenges arise with our products because our customers purchase and deploy our products across a wide variety of mobile device hardware types and operating systems, operate over various carrier networks and interface into a wide variety of enterprise scale applications and data configurations. This risk increases when we release new products or make significant enhancements to our existing products or where we have limited experience with new or complex customer environments. We have not experienced substantial, unresolved problems to date; however, customers have in the past and may in the future experience delays and difficulties when deploying our products into large, complex and variable environments. Product deployment issues can arise from a customer's configuration of their load balancing, clustering, authentication profiles or the data structures of their IBM Notes or Microsoft Exchange systems and may require professional services to resolve these issues. Despite quality control processes and testing by our current and potential customers, and us we cannot be sure that errors will not be found in current versions, new products or enhancements of our products after commencement of commercial shipments.

We recently began shipping and customers have recently begun installing OneBridge 4.2. In the course of the customer implementation activities that we have been involved with to date, we have encountered what we believe to be ordinary errors of the type generally associated with a release of major software programs. However, there can be no assurance that significant defects will not be detected as customers deploy the product in larger volumes into even more complex environments. Software errors, if significant, or market perception that our software is not fully ready for production use - whether accurate or not - could result in:

     o    failure to achieve market acceptance;
     o    loss of customers;
     o    loss or delay in revenues;
     o    loss of market share;
     o    diversion of development resources;
     o    damage to our reputation;
     o    increased service and warranty costs; and
     o    claims or litigation for breach of contract or warranty.

OUR INCREASING FOCUS ON ENTERPRISE CUSTOMERS MAY LENGTHEN OUR SALES CYCLES AND INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS.

As we seek to license our software to large enterprises and increase the average value of each sales transaction through our varied channel approach, we have experienced sales cycles that can be substantially more lengthy and uncertain than sales to smaller organizations of less complex product offerings. As we focus on large mobile application solutions that involve mission critical business applications, our enterprise customers generally require us to expend substantial time, effort and money in establishing the relationship and educating them about our solutions and how our solutions can provide benefits to their business. Also, sales to enterprise customers generally require an extensive sales effort throughout the customer's organization and often require final approval by the customer's chief information officer or other senior executive employee. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in our sales cycle as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of the enterprise volume licenses or the length of the contract negotiation process could cause our revenues and results of operations to vary significantly from quarter to quarter.

WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002.

The Sarbanes-Oxley Act of 2002 introduced new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. We expect to dedicate significant time and resources during fiscal 2005 to ensure compliance. There can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT. THE TIMING OF LARGE ORDERS IS MORE UNPREDICTABLE. OUR EXPENSES ARE RELATIVELY FIXED IN THE SHORT TERM AND UNPREDICTABLE REVENUE SHORTFALLS COULD DISPROPORTIONATELY AND ADVERSELY AFFECT OPERATING RESULTS.

Our quarterly operating results have fluctuated in the past and may continue to do so in the future. As we increase our focus on sales to large enterprise and increase our sales through independent software vendors the lack of predictability of our sales cycle will increase. The timing to close orders remains difficult to accurately predict as a result of the overall economic conditions, cautious capital spending by business and the complexities of selling to large enterprises. In contrast, our expense levels are relatively fixed in the near term and based in part on our revenue expectations. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust personnel and other expenditures to compensate for the shortfall on a rapid basis.

OUR STOCK PRICE IS VOLATILE. OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of our future revenues, earnings and cash flows from operations. If our operating results fall below the expectations of securities analysts, prospective investors or current shareholders, the price of our stock may fall. In addition, quarter-to-quarter variations in our revenue and operating results could create uncertainty about the direction or progress of our business or create a negative change in our perceived long-term growth prospects, which could result in a decline in the price of our stock.

Other factors that may have a significant impact on the market price of our common stock include:

o    announcements of acquisitions by us or our competitors;
o    changes in our management team;
o    our ability to obtain financing when needed;
o    sales of significant numbers of shares within a short period of time;
o announcements of technological innovations or new products by us or our competitors;

o    general conditions in the computer and mobile device industry;
o general economic conditions and their impact on corporate information technology spending;
o    price and trading volume volatility in the public stock markets in general;
o    announcements and updates of our business outlook; and
o changes in security analysts' earnings estimates or recommendations regarding our competitors or our customers.

CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of mobility software products and to take advantage of efficiencies and economies of scale. In fiscal 2004 our competitors completed acquisitions including but not limited to the following examples; Intellisync Corporation acquired Synchrologic, iAnywhere, a division of Sybase, Inc. acquired Xcellenet, Inc., Broadcom acquired Widcomm, Inc. and Infowave Incorporated acquired Telispark. Changes resulting from these and other consolidations may harm our competitive position. In addition as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and my have to pay higher prices for those businesses or technologies we seek to acquire.

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

Our future success will depend on our ability to attract and retain experienced, qualified employees, particularly highly skilled software engineers, effective enterprise sales representatives and management personnel. Our plans include adding a number of new employees most significantly in our research and development group. Competition for qualified personnel in the computer software industry is growing as the software industry rebounds from the technology downturn experienced in the past several years. We are not certain that our efforts to retain our key employees will succeed or that we will be successful in recruiting new qualified employees.
If we lose the services of one or more key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for our key employees could divert management's time and result in increased operating expenses that may not be offset by either improved productivity or higher prices. New employees generally require substantial training, which may require significant resources and management attention.

OUR BUSINESS RELIES ON ENTERPRISES IMPLEMENTING MOBILE APPLICATIONS AND DEVICES. THE MARKET FOR THESE PRODUCTS IS DEVELOPING AND MAY BE HARMED IF CUSTOMERS ARE SLOW, OR DO NOT ADOPT OUR PRODUCTS OR BY DECLINES IN OVERALL INFORMATION TECHNOLOGY SPENDING.

The enterprise mobile application market is still developing and enterprises are exploring the benefits of mobilizing corporate information including their mission critical applications. Mobile contacts, calendar and email are becoming more generally accepted mobile applications, however, our customers and potential customers have not traditionally mobilized their other enterprise applications. As this is a relatively new market, we cannot be certain that this market will develop and grow. We expect that we will continue to need to pursue intensive marketing and selling efforts to educate prospective customers about the benefits to their operations through use of our products. This could cause our sales and marketing expenses to increase without a corresponding increase in revenues.

The market for our products also depends on the broader economic climate and spending on information technology, including mobile applications and devices. The global economic downturn and the slower growth in the geographies experiencing economic recovery may cause enterprises to delay implementation of mobile device and application rollouts, reduce their overall information technology budgets or reduce or cancel orders for our products. Our original equipment manufacturer customers may also limit development of new products that incorporate our products or reduce their level of purchases of our products in the face of slower information technology spending by their customers. A general weakening of the global economy and weakening of business conditions, particularly in the information technology, telecommunications, financial services and manufacturing industry sectors, could result in potential customers experiencing declines in their revenue and operations. In this environment, customers may experience financial difficulty or cease operations.

While we believe we have adequately factored these conditions into our current revenue forecasts, if these conditions worsen or continue longer than expected, demand for our products may be reduced as a result of enterprises reducing information technology spending on our products and original equipment manufacturers reducing their use of our products in their own products. As a result, our revenue may fail to grow or could decline, which would harm our operating results. If the current economic slowdown persists or worsens, we also may be forced to reduce our operating expenses, which could result in additional charges incurred in connection with restructuring or other cost-cutting measures we may implement. For example, in both fiscal 2003 and fiscal 2004, we announced restructuring plans to replace or reduce personnel, reduce costs, and improve operating efficiencies and, as a result, incurred restructuring costs, primarily for severance payments to terminated employees.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AGAINST CURRENT AND POTENTIAL COMPETITORS.

Our markets are increasingly competitive and our competitors are some of the largest software providers in the world. As the markets for adaptive mobility products grow, we expect competition from both existing and new competitors to intensify. We compete with:

o mobile data management companies, including, IBM, iAnywhere (a division of Sybase), Infowave; JP Mobile, Microsoft, Intellisync and RIM
o application mobilization companies, including Everypath, iAnywhere, Microsoft, and Oracle;
o mobile enterprise solutions companies, including Aether Systems, Dexterra, and Infowave;
o client/server database providers, including Interbase, Microsoft, Oracle and Pervasive Software;
o mobile connectivity companies, including IVT Corporation, Agilent, Embednet, CSR, Broadcom, Telica, Stonestreet One, Link Evolution and Open Interface; and
o internal research and development departments of original equipment manufacturers, many of whom are our current customers.

To date, our solutions have been differentiated from our competitors based on total cost of ownership, interoperability, performance and reliability. We may not be able to maintain our competitive position against current and potential competition, particularly competitors that have longer operating histories and significantly greater financial, technical, marketing, sales and other resources than we do and therefore may be able to respond more quickly than us to the new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. These competitors may be able to undertake more extensive promotions activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than we can. Current and potential competitors have established or may establish cooperative relationship among themselves or with third parties to enhance their products. Additionally, if existing or new competitors were to merge or form strategic alliances, our market share may be reduced or pressure may be put on us to reduce prices resulting in reduced revenue and margins. These and other competitive factors could result in price reductions, reduced revenues and gross margins and lost market share and an inability to expand into new markets and industries, any one of which could materially affect our results of operations.

THE SUCCESS OF OUR BUSINESS MAY DEPEND ON US IDENTIFYING AND SECURING ADDITIONAL SOURCES OF FINANCING, WHICH SOURCES MAY NOT BE AVAILABLE WHEN NEEDED OR MAY NOT BE AVAILABLE ON FAVORABLE TERMS.

We believe that our existing working capital, the expected funds from the sale of our excess land, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of June 30, 2004, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $12.5 million. We ceased amortizing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize $576 thousand of net identifiable intangibles in fiscal years 2005 through 2009. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Such impairment and any resulting write-off could have a negative impact on our results of operations in the period goodwill or other identifiable intangibles are written off.

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

Companies in the software industry resort to litigation over intellectual property rights and there has been a substantial amount of litigation in the software industry regarding intellectual property rights. During 2004 we settled an intellectual property dispute that required a significant amount of company resources. It is possible in the future that third parties may claim that our current or potential future products infringe their intellectual property. If a court finds that we infringe on the intellectual property rights of any third party, we could be subject to liabilities, which could harm our business. As a result, we might be required to seek licenses from other companies or to refrain from using, manufacturing or selling specific products or using specific processes. Holders of patents and other intellectual property rights may not offer licenses to use their patents or other intellectual property rights on acceptable terms, or at all. Failure to obtain these licenses on commercially reasonable terms or at all could harm our business.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE.

In fiscal
2004, based on the region where the customer resides, over 50% of our revenue was generated from international sales. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

o    changes in regulatory requirements and resulting costs ;
o    export license requirements;
o    export restrictions, tariffs, taxes and other trade barriers;
o potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;
o    longer collection and payment cycles than those in the United States;
o    difficulty in staffing and managing international operations; and
o political and economic instability, including the threat or occurrence of military and terrorist actions and enhanced national security measures.

One or more of these risks could harm our future research operations and international sales and support. If we are unable to manage these risks of doing business internationally, our results could suffer.

OUR BUSINESS MAY BE HARMED IF OUR PROFESSIONAL SERVICES ORGANIZATION DOES NOT GENERATE AN ACCEPTABLE PROFIT LEVEL, INCURS COSTS IN EXCESS OF AMOUNTS BILLABLE TO CUSTOMERS OR IF OUR PROFESSIONAL SERVICE REVENUE INCREASES AS A PERCENTAGE OF TOTAL REVENUES.

Our professional services business is subject to a variety of risks including:

o we may be unable to accurately predict staffing requirements and therefore the expense of fulfilling our service contracts may be greater than we anticipate; and
o we may have an inappropriate level of resources dedicated to the professional services business in relation to the number of projects we are able to sell, resulting in a low utilization rate of resources.
o we may enter into professional services engagements that are complex and which are is difficult to estimate resource requirements and costs due to the nature and scope of the engagement and the need to integrate our work product with the products of other contractors retained by our customers; and
o we have and may in the future enter into contractual arrangements with our professional services customers that subject us to damages and other liabilities if our work product does not conform to the agreed specification.

If we are unable to operate the professional services organization effectively, the profitability of this business could decline, or even result in a loss, which could harm our business. In addition, we may enter into professional services projects that charge customers a fixed fee for a defined deliverable. We have at times in the past underestimated and may in the future underestimate the amount of time or resources required to complete this work and receive customer acceptance. If we do not correctly estimate the amount of time or resources required for a large project or a significant number of projects, our gross margins could decline, adversely impacting our operating results.

We realize lower margins on our professional service revenue than on license revenues. As a result, if professional service revenue increases as a percentage of total revenue our gross margins may decline and our operating results may be adversely affected.

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

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in fiscal year 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, our net loss would have been increased by approximately $4.6 million. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 3 of Notes to Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans. If we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

WE DEPEND ON NON-EXCLUSIVE LICENSES FOR SOME OF THE TECHNOLOGY WE USE WITH OUR PRODUCTS.
We license technology on a non-exclusive basis from several companies for use with our products and anticipate that we will continue to do so in the future. For example, we license encryption technology that we include in our OneBridge Mobile Groupware products. Our inability to continue to license this technology, or to license other technology necessary for use with our products, could result in the loss of, or delays in the inclusion of, important features of our products or result in substantial increases in royalty payments that we would have to pay pursuant to alternative third-party licenses, any of which could harm our business. In addition, the effective implementation of our products depends upon the successful operation of licensed software in conjunction with our products. Any undetected errors in products resulting from this licensed software may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of June 30, 2004, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. As of June 30, 2004, we had forward contracts with a nominal value of approximately $10.8 million that matured within 30 days in place against the Canadian dollar, euro and British pound sterling. We had no forward contracts in place as of June 30, 2003. We recognized a net currency exchange loss of approximately $206 thousand for the fiscal year ended June 30, 2004, a net currency exchange gain of approximately $261 thousand for the fiscal year ended June 30, 2003 and a net currency exchange loss of approximately $129 thousand for the fiscal year ended June 30, 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in Item 16 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the month of June 2004, our audit committee requested proposals for external audit services for the fiscal year beginning July 1, 2004 and ending June 30, 2005 ("FY 2005") from three firms, including PricewaterhouseCoopers LLP ("PwC"), the incumbent independent registered public accounting firm. During July 2004, the audit committee received proposals from the two national independent registered accounting firms with offices in Boise, Idaho. On July 26, 2004, PwC notified the audit committee that PwC would not be submitting a proposal to provide audit services for the Company's FY 2005 and that PwC declined to stand for re-election as the Company's independent registered accounting firm. The audit committee of the Board is continuing the accounting firm selection process and expects to complete the process and appoint a new independent registered public accounting firm for FY 2005 in the near term. PwC's reports on the Company's financial statements as of June 30, 2003 and 2002 and for the two fiscal years then ended did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the Company's fiscal years ended June 30, 2003 and 2002 and through July 26, 2004, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to PwC's satisfaction, would have caused PwC to make reference to the subject matter of such disagreements in connection with its report of the financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company requested that PwC furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated July 30, 2004, is filed as Exhibit 16.1 to this Form 10-K.

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

ITEM 9B.   OTHER INFORMATION

None.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The information required by this Item with respect to executive officers is included in Part I of this Form 10-K under the heading "Employees." The information required by this Item with respect to our directors is incorporated by reference from the information contained in the section entitled "Proposal One--Election of Class II Director" and "Proposal Two--Election of Class III Directors" in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders ("the Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. The information required by this Item with respect to compliance with Section 16(a) of the

Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

The information required by this Item with respect to our code of ethics policy required to be disclosed under Section 406 of Regulation S-K is incorporated by reference to the information contained in the section entitled "Code of Ethics Policy" in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information contained in the sections entitled "Executive Compensation and Other Matters, " and "Performance Graph" in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

The following table sets forth information regarding our equity compensation plans as of June 30, 2004:

                                                                                                       NUMBER OF SECURITIES
                                                                                                      REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE             FUTURE ISSUANCE UNDER
                                          BE ISSUED UPON EXERCISE        EXERCISE PRICE OF             EQUITY COMPENSATION
                                          OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,       PLANS (EXCLUDING SECURITIES
                                            WARRANTS AND RIGHTS         WARRANTS AND RIGHTS          REFLECTED IN COLUMN (A))
PLAN CATEGORY                                       (A)                        (B)                             (C)
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by            3,213,889                   $  8.11                         980,980
   shareholders(1).....................

Equity compensation plans not approved
   by shareholders(2)..................             35,000                   $  7.35                               -

Total..................................          3,303,769                   $  8.10                         980,980

--------------
(1) INCENTIVE STOCK OPTION PLANS

    The aggregate number of shares of common stock for which options may be granted under the 2001 Approved Share Option Scheme is 150,000. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2004 and 2003, the Company granted options to purchase 50,550 and 58,466 shares, respectively. At June 30, 2004, 123,342 options were outstanding under the 2001 Approved Share Option Scheme, of which 45,979 options were exercisable.

    The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Plan is 4,050,000. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2004 and 2003, the Company granted options to purchase 1,629,445 and 1,195,309 shares, respectively. At June 30, 2004, 2,766,409 options were outstanding under the 1998 Stock Plan, of which 1,329,181 options were exercisable.

    The aggregate number of shares of common stock for which options have been granted under the 1994 Stock Plan is 2,666,667. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant or at a price determined by our directors. During the years ended June 30, 2004 and 2003, there were no options granted under the 1994 Stock Plan. At June 30, 2004, 134,971 options were outstanding and exercisable under the 1994 Stock Plan.

    NON-QUALIFIED STOCK PLANS

    The aggregate number of shares of common stock for which options have been granted under the 1987 Restricted Stock Option Plan is 1,668,334. The term of these non-transferable stock options may not exceed ten years. The terms, such as exercise price of the options, were determined at the date of grant. The plan terminated in September 1997. At June 30, 2004, 6,667 options were outstanding and exercisable under the 1987 Restricted Stock Option Plan.

    The aggregate number of shares of common stock for which options may be granted under the 1998 Director Stock Plan is 375,000. The term of these non-transferable stock options may not exceed ten years. The exercise price is generally the fair market value on the date of grant. During the years ended June 30, 2004 and 2003, the Company granted options to purchase 140,000 and 45,000 shares, respectively. At June 30, 2004, 182,500 options were outstanding under the 1998 Director Stock Plan, of which 52,500 options were exercisable.

    EMPLOYEE STOCK PURCHASE PLAN

    The aggregate number of shares of common stock that are available for issuance under this plan as of June 30, 2004 is 421,810 shares and is included in column (c). As of June 30, 2004, there have been 1,593,811 shares issued since the plan's inception. The plan provides for annual increases in the number of shares available for issuance on each anniversary date of the plan's adoption equal to the lesser of (i) the number of shares needed to restore the maximum aggregate number of shares available to 700,000, or (ii) an amount determined by the Board of Directors.

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

OTHER INFORMATION REQUIRED BY THIS ITEM
---------------------------------------

Certain other information required by this Item is incorporated by reference to the information contained in the section entitled "Share Ownership of Beneficial Owners" in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the information contained in the section entitled "Certain Transactions" in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the information contained in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this report:

        Consolidated financial statements as of June 30, 2004 and 2003 and for each of the three years in the period ended June 30, 2004:

     Report of Independent Registered Public Accounting Firm ...........     53
     Consolidated Balance Sheets........................................     54
     Consolidated Statements of Operations..............................     55
     Consolidated Statements of Comprehensive Loss......................     55
     Consolidated Statements of Stockholders' Equity....................     56
     Consolidated Statements of Cash Flows..............................     58
     Notes to Consolidated Financial Statements.........................     59

     2.   FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts.........................     75

        All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes to our consolidated financial statements.

     3.   EXHIBITS

   EXHIBIT NUMBER                    DESCRIPTION
   --------------                    -----------

        2.4 Agreement and Plan of Merger and Reorganization by and among Extended Systems Incorporated, Venus Acquisition Corporation, ViaFone, Inc., U.S. Bank N.A. as the Escrow Agent and Josh Stein as the Company Representative dated May 28, 2002. (5)
        3.1       Restated Certificate of Incorporation. (1)
        3.2       Restated Bylaws. (2)
        4.1 Preferred Stock Rights Agreement, dated June 5, 2003, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively. (7)
        10.1      Form of Indemnification Agreement for directors and officers.
                  (9)
        10.2.1    1998 Stock Plan and form of agreement thereunder. (1)
        10.2.2    Amendment 1 to the 1998 Stock Plan. (4)
        10.3.1 1998 Employee Stock Purchase Plan and forms of participation agreements thereunder. (1)
        10.3.2    Amendment 1 to the Employee Stock Purchase Plan. (4)
        10.4      1998 Directors Stock Option Plan (Restated 10/21/03) (10)
        10.5      1994 Incentive Stock Option Plan. (1)
        10.6      1987 Restricted Stock Option Plan, as amended. (1)
        10.7      1984 Incentive Stock Option Plan, as amended. (1)
        10.8      Extended Systems Incorporated 2001 Approved Share Option
                  Scheme. (4)
        10.9      Extended Systems Incorporated 401(k) Plan. (1)
        10.10.1 Commercial/Investment Real Estate Purchase and Sale Agreement dated September 3, 2003 between Extended Systems of Idaho, Incorporated and C Hopkins Real Estate Investment #I, LLC. (8)
        10.10.2 Commercial Lease Agreement dated September 26, 3003 between Extended Systems of Idaho, Incorporated and Hopkins Real Estate Investments, LLC. C (8)
        10.10.3 Option Agreement dated September 26, 2003 between Extended Systems of Idaho, Incorporated and Hopkins Real Estate Investments, LLC. (8)
        10.11 Real Estate Purchase Agreement dated September 2, 2003 between Extended Systems of Idaho, Incorporated and Brighton Investments, LLC. (9)
        10.20 Form of Change in Control Agreement for U.S. officers including Charles Jepson, Valerie Heusinkveld, Gregory Pappas, Kerrin Pease, Jeffrey F Siegel, David Willis and Mark Willnerd. *
        10.21     Employment Agreement between the Company and Steven D.
                  Simpson. (1)
        10.22     Employment Agreement between the Company and Raymond A.
                  Smelek. (8)
        10.26 Employment Agreement between the Company and Bradley J. Surkamer. (3)
        10.27.1   Employment Agreement between the Company and Karla K. Rosa.
                  (3)

        10.27.2 Amendment to Employment Agreement between the Company and Karla K. Rosa. (8)
        10.28     Employment Agreement between the Company and Raphael Auphan.
                  (6)
        10.29     Employment Agreement between the Company and Fernando Ruarte.
                  (6)
        10.30.1   Employment Agreement between the Company and Kerrin Pease. (8)
        10.30.2 Amendment to Employment Agreement between the Company and Kerrin Pease. (8)
        10.31.1   Employment Agreement between the Company and Mark A. Willnerd.
                  (8)
        10.31.2   Amendment to Employment Agreement between the Company and Mark
                  A. Willnerd. (8)
        10.32.1   Employment Agreement between the Company and Nigel Doust. (8)
        10.32.2 Amendment to Employment Agreement between the Company and Nigel Doust. (8)
        10.33     Employment Agreement between the Company and Charles W.
                  Jepson. (8)
        10.34     Employment Agreement between the Company and David L. Willis
                  (10)
        10.35 Employment Agreement between the Company and Valerie A. Heusinkveld (10)
        10.36     Employment Agreement between the Company and Jeffrey M.
                  Siegel*
        10.50 Separation Agreement between the Company and Donald J. Baumgartner. (8)
        10.51 Separation Agreement between the Company and Bradley J. Surkamer. (8)
        10.52     Separation Agreement between the Company and Fernando Ruarte.
                  (8)
        10.53     Separation Agreement between the Company and Raphael Auphan.
                  (8)
        10.54     Separation Agreement between the Company and Steven D.
                  Simpson. (8)
        10.55     Separation Agreement between the Company and Karla K. Rosa(10)
        10.7 Settlement and License Agreement dated March 4, 2004 by and between the Company and Intellisync Corporation (11)
        16.1 Letter from PricewaterhouseCoopers LLP to the Securities & Exchange Commission dated July 30, 2004 (12)
        21.1      List of Subsidiaries. *
        31 Certification of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
        32        Certification of Executive Officers pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

----------------

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

(6) Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2002.

(7) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2003.

(8) Incorporated by reference from our Annual Report on 10-K filed with the Securities and Exchange Commission on September 29, 2003.

(9) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

(10) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 17, 2004.

(11) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2004.

(12) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2004.

*       Filed herewith.

(b)   REPORTS ON FORM 8-K

      On April 8, 2004, we filed a current report on Form 8-K in connection with the issuance of a press release dated April 5, 2004 announcing the appointment of a new independent member to our Board of Directors, Klaus-Dieter Laidig.

      On April 27, 2004, we filed a current report on Form 8-K in connection with the issuance of a press release dated April 27, 2004 announcing our financial results for the third fiscal quarter ended March 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Extended Systems Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in owner's net investment/stockholders' equity and cash flows present fairly, in all material respects, the financial position of Extended Systems Incorporated and its subsidiaries at June 30, 2004 and June 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) on page 75 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP
-----------------------------------
San Jose, California
September 29, 2004

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                                                            JUNE 30,         JUNE 30,
                                                                                              2004             2003
                                                                                            --------         --------
ASSETS
Current:
     Cash and cash equivalents .....................................................        $  7,225         $  3,502
     Receivables, net of allowances of $446 and $831 ...............................           6,903            5,644
     Prepaid and other .............................................................           1,318              966
                                                                                            --------         --------
         Total current assets ......................................................          15,446           10,112
Property and equipment, net ........................................................           4,331            5,293
Construction in Progress ...........................................................             384             --
Goodwill ...........................................................................          12,489           12,489
Intangibles, net ...................................................................             576            1,197
Other long-term assets .............................................................             130             --
                                                                                            --------         --------
         Total assets ..............................................................        $ 33,356         $ 29,091
                                                                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
     Accounts payable ..............................................................        $  1,931         $  2,314
     Accrued expenses ..............................................................           3,264            2,888
     Deferred revenue ..............................................................           3,569            2,961
     Accrued restructuring .........................................................             116              722
     Current portion of long-term debt .............................................             325              434
     Current portion of capital leases .............................................              25               22
                                                                                            --------         --------
         Total current liabilities .................................................           9,230            9,341

Non-current:
     Long-term debt ................................................................           4,800              325
     Capital leases ................................................................              17               42
     Other long-term liabilities ...................................................             153              127
                                                                                            --------         --------
         Total non-current liabilities .............................................           4,970              494
                                                                                            --------         --------
         Total liabilities .........................................................          14,200            9,835

Commitments and contingencies--Note 12

Stockholders' equity:
     Preferred stock; $0.001 par value per share, 5,000 shares authorized; no shares
         issued or outstanding .....................................................            --               --
     Common stock; $0.001 par value per share, 75,000 shares authorized; 15,078 and
         13,977 shares issued and outstanding ......................................              15               14
     Additional paid-in capital ....................................................          48,005           44,481
     Treasury stock; $0.001 par value per share, 0 and 261 common shares ...........            --               --
     Accumulated deficit ...........................................................         (27,134)         (23,884)
     Unamortized stock-based compensation ..........................................            (231)            --
     Accumulated other comprehensive loss ..........................................          (1,499)          (1,355)
                                                                                            --------         --------
         Total stockholders' equity ................................................          19,156           19,256
                                                                                            --------         --------
         Total liabilities and stockholders' equity ................................        $ 33,356         $ 29,091
                                                                                            ========         ========

The accompanying notes are an integral part of the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FOR THE YEARS ENDED JUNE 30,
                                                               ------------------------------------------
                                                                 2004             2003             2002
                                                               ------------------------------------------
Revenue:
     License fees and royalties .......................        $ 25,028         $ 21,733         $ 19,176
     Services and other ...............................           7,158            5,801            3,099
                                                               ------------------------------------------
         Total net revenue ............................          32,186           27,534           22,275
Costs and expenses:
     Cost of license fees and royalties ...............             382              420              719
     Cost of services and other .......................           3,456            3,185            1,207
     Amortization of purchased technology .............             621              726              627
     Research and development .........................           6,316            7,173           10,030
     Acquired in-process research and development .....            --                430             --
     Marketing and sales ..............................          15,362           14,482           13,489
     General and administrative .......................           4,486            3,649            4,218
     Restructuring charges ............................           1,446              597              213
     Patent litigation fees, license and settlement ...           3,425            1,240              163
     Non-cash stock compensation ......................             490             --               --
     Amortization of goodwill .........................            --               --                925
                                                               ------------------------------------------
         Total costs and expenses .....................          35,984           31,902           31,591
                                                               ------------------------------------------
         Loss from operations .........................          (3,798)          (4,368)          (9,316)
Other income (expense), net ...........................             (51)             257               (4)
Gain on sale of land ..................................           1,058             --               --
Interest expense ......................................            (453)            (307)             (70)
                                                               ------------------------------------------
         Loss before income taxes .....................          (3,244)          (4,418)          (9,390)
Income tax (benefit) provision ........................              94             (200)          (2,257)
                                                               ------------------------------------------
         Loss from continuing operations ..............          (3,338)          (4,218)          (7,133)
Discontinued operations, net of tax:
         Income (loss) from discontinued operations ...              88              458              (57)
                                                               ------------------------------------------
         Net loss .....................................        $ (3,250)        $ (3,760)        $ (7,190)
                                                               ==========================================


Basic and diluted income (loss) per share:
     Loss from continuing operations ..................        $  (0.23)        $  (0.31)        $  (0.64)
     Income (loss) from discontinued operations .......            0.00             0.03            (0.01)
                                                               ------------------------------------------
Basic and diluted loss per share ......................        $  (0.23)        $  (0.28)        $  (0.65)
                                                               ==========================================

Number of shares used in per share calculations:
     Basic and diluted ................................          14,370           13,376           11,048


CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

                                                                      FOR THE YEARS ENDED JUNE 30,
                                                               ------------------------------------------
                                                                 2004             2003             2002
                                                               ------------------------------------------
Net loss ..............................................        $ (3,250)        $ (3,760)        $ (7,190)
Change in currency translation ........................            (144)            (503)             (65)
                                                               ------------------------------------------
         Comprehensive loss ...........................        $ (3,394)        $ (4,263)        $ (7,255)
                                                               ==========================================

The accompanying notes are an integral part of the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                               ACCUMULATED
                                                                                       RETAINED                   OTHER      TOTAL
                                                         COMMON STOCK      ADDITIONAL   EARNINGS    DEFERRED      COMPRE-     STOCK-
                                                       ----------------     PAID-IN  (ACCUMULATED   COMPEN-      HENSIVE    HOLDERS'
                                                       SHARES    AMOUNT     CAPITAL     DEFICIT)    SATION        LOSS      EQUITY
                                                       ------    ------     -------     --------    ------        ----      ------
BALANCE AT JUNE 30, 2001 .........................     10,971   $     11   $ 32,725    $(12,934)   $    (77)   $   (787)   $ 18,938

      Net loss ...................................       --         --         --        (7,190)       --          --        (7,190)
      Translation adjustment .....................       --         --         --          --          --           (65)        (65)
      Notes issued/ payments received ............       --         --           85        --          --          --            85
      Stock issued in business combinations ......         34       --          204        --          --          --           204
      Stock warrants .............................       --         --          209        --          --          --           209
      Stock issued from stock option exercises
       and ESPP purchases ........................        203       --          871        --          --          --           871
      Compensatory options .......................       --         --          (41)       --            77        --            36
                                                      -----------------------------------------------------------------------------

BALANCE AT JUNE 30, 2002 .........................     11,208   $     11   $ 34,053    $(20,124)   $   --      $   (852)   $ 13,088
                                                      =============================================================================

      Net loss ...................................       --         --         --        (3,760)       --          --        (3,760)
      Translation adjustment .....................       --         --         --          --          --          (503)       (503)
      Notes issued / payments received ...........       --         --          158        --          --          --           158
      Stock issued in business combinations ......      2,550          3      9,894        --          --          --         9,897
      Stock issued from stock options
       exercises and ESPP purchases ..............        219       --          376        --          --          --           376
                                                      -----------------------------------------------------------------------------

BALANCE AT JUNE 30, 2003 .........................     13,977   $     14   $ 44,481    $(23,884)   $   --      $ (1,355)   $ 19,256
                                                      =============================================================================

      Net loss ...................................       --         --         --        (3,250)       --          --        (3,250)
      Translation adjustment .....................       --         --         --          --          --          (144)       (144)
      Notes issued/ payments received ............       --         --           19        --          --          --            19
      Stock issued from stock option exercises
       and ESPP purchases ........................        928          1      2,228        --          --          --         2,229

      Compensatory options .......................       --         --          598        --          --          --           598
      Restricted stock grants ....................        173       --          777        --          (764)       --            13
      Restricted stock amortization ..............       --         --         --          --           460        --           460
      Restricted stock repurchase ................       --         --          (98)       --            73        --           (25)
                                                      -----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2004 .........................     15,078   $     15   $ 48,005    $(27,134)   $   (231)   $ (1,499)   $ 19,156
                                                      =============================================================================

The accompanying notes are an integral part of the consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                            FOR THE YEARS ENDED JUNE 30,
                                                                                      ---------------------------------------
                                                                                        2004            2003            2002
                                                                                      ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss ............................................................        $(3,250)        $(3,760)        $(7,190)
         Adjustments to reconcile net loss to net cash used by operating activities:
         Provision for bad debts .............................................            166              85             383
         Provision for product returns .......................................           --              --                 1
         Provision for (benefit from) obsolete inventory .....................            (80)             86              24
         Depreciation and amortization .......................................          1,516           1,905           2,917
         Stock compensation ..................................................          1,046             250              36
         Acquired in-process research and development ........................           --               430            --
         Other ...............................................................           --              --               (56)
         Gain on sale of property and equipment ..............................         (1,001)           --              --
         Changes in assets and liabilities, net of effect of acquisitions:
             Receivables .....................................................           (841)             33           3,226
             Inventories .....................................................             39              (1)            306
             Prepaid and other assets ........................................           (483)           (385)           (517)
             Deferred revenue ................................................            572             226             827
             Accounts payable and accrued expenses ...........................         (1,275)         (2,032)         (2,429)
                                                                                      ---------------------------------------
                 Net cash used by operating activities .......................         (3,591)         (3,163)         (2,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ......................................           (859)            (46)           (148)
     Proceeds from sale of property and equipment ............................          1,564              15              16
     Proceeds from sale of discontinued operations, net of
        cash expenses ........................................................           --              --               512
     Acquisitions:
         ViaFone, net of cash acquired .......................................           --             1,119            --
         AppReach, Inc., net of cash acquired ................................           --              --               (15)
     Other investing activities ..............................................             19             160              97
                                                                                      ---------------------------------------
                 Net cash provided by investing activities ...................            724           1,248             462
                                                                                      ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale-and-leaseback of building ............................          4,800            --              --
     Proceeds from the issuance of common stock ..............................          2,229             376             871
     Payments on long-term debt ..............................................           (456)           (499)           --
                                                                                      ---------------------------------------
                 Net cash provided by (used by) financing
                    activities ...............................................          6,573            (123)            871
     Effect of exchange rate changes on cash .................................             17             101              (7)
                                                                                      ---------------------------------------
     Net increase (decrease) in cash and cash equivalents ....................          3,723          (1,937)         (1,146)

CASH AND CASH EQUIVALENTS:
     Beginning of year .......................................................          3,502           5,439           6,585
                                                                                      ---------------------------------------
     End of year .............................................................        $ 7,225         $ 3,502         $ 5,439
                                                                                      =======================================

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

As a result of discontinuing our infrared hardware business in the first quarter of fiscal 2003 and disposing of our Singapore subsidiary in the fourth quarter of fiscal 2002, we have reclassified our consolidated statement of operations and other related disclosures for all periods presented to present the results of these businesses as discontinued operations. We have made other reclassifications to the consolidated financial statements to conform the presentations. These reclassifications had no impact on the net loss for the years presented.

We have a history of incurring losses from operations and have an accumulated deficit of approximately $27.1 million as of June 30, 2004. For the year ended June 30, 2004, we incurred a loss from operations of approximately $3.8 million, and negative cash flows from operations of approximately $3.6 million. At June 30, 2004, we had cash and cash equivalents of $7.2 million. Management believes that our existing working capital and borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements through at least June 30, 2005.

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003. In November 2003, the FASB issued FASB Staff Position No. 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150," which defers the effective date for various provisions of SFAS No.
150. As of June 30, 2004, we had no financial instruments within the scope of this pronouncement and, as a result, the adoption of this statement did not have any impact on our financial position or results of operations.

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

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and the British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with the changes in fair value of the underlying asset or liability being managed. As of June 30, 2004, we had forward contracts with a nominal value of approximately $10.8 million that matured within 30 days in place against the Canadian dollar, euro and British pound sterling. We had no forward contracts in place as of June 30, 2003. We recognized a net currency exchange loss of approximately $206 thousand for the fiscal year ended June 30, 2004, a net currency exchange gain of approximately $261 thousand for the fiscal year ended June 30, 2003 and a net currency exchange loss of approximately $129 thousand for the fiscal year ended June 30, 2002.

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

Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the impact of their inclusion would have been antidilutive:
                                                   2004         2003       2002
                                                   ----         ----       ----
Stock options................................     3,214        3,269      2,787
Warrants.....................................        35           35         35

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

Service revenue consists of consulting, support and maintenance, and other services. Revenue for consulting and other services, including training revenue, is generally recognized as services are performed. Support and maintenance includes both updates and technical support. Support and maintenance revenue is recognized ratably over the term of the agreement, and generally represents a fixed percentage of license fees incurred under the contract. Where software license agreements include a combination of consulting, support and maintenance, and other services, any fees related to undelivered elements are unbundled from the arrangement based on their vendor specific objective evidence of fair value and the residual fees after the unbundling are allocated to the delivered elements and recognized as revenue ("the residual method"). For certain of our products, we do not sell maintenance separately, but do provide minimal support, patches bug fixes and other modifications to ensure that the products comply with their warranty provisions. Accordingly, we allow for warranty costs at the time the product revenue is recognized.

RESEARCH AND DEVELOPMENT COSTS are expensed as incurred.

SOFTWARE DEVELOPMENT COSTS. Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. The period between the achievement of technological feasibility and the general release of our products has been of short duration and therefore, no costs have been capitalized.

ADVERTISING COSTS are expensed as incurred. Our advertising costs were $1.3 million in fiscal 2004, $1.0 million in fiscal 2003 and $1.5 million in fiscal 2002.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK. Our cash equivalents are highly liquid investments with original maturities of three months or less, readily convertible to known amounts of cash. We consider the amounts we report as cash equivalents and receivables as reasonable approximations of their fair values. We made these estimates of fair value in accordance with the requirements of Statement of Financial Accounting Standard No. 107, `Disclosure about Fair Value of Financial Instrument.' We based the fair value estimates on market information available to us as of June 30, 2004. The use of different market assumptions and estimation methodologies could have a material effect on our estimated fair value amounts.

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

PROPERTY AND EQUIPMENT are stated at cost and depreciated using the straight-line method over estimated useful lives of 7 to 15 years for land improvements, 7 to 40 years for buildings, 3 to 5 years for computer equipment and 5 to 7 years for furniture and fixtures. Our depreciation and amortization expense for property and equipment was $893 thousand in fiscal 2004, $1.2 million in fiscal 2003 and $1.3 million in fiscal 2002. We remove the net book value of property and equipment retired or otherwise disposed of from our books and include the net gain or loss in the determination of our results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS. We review the carrying value of long-lived assets, comprised mainly of property and equipment, goodwill and intangible assets, for impairment whenever events and circumstances indicate that we may not recover the carrying value of an asset from the estimated future cash flows expected to result from its use and eventual disposition. In cases where expected future cash flows are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets. No assets were considered impaired at June 30, 2004, 2003 or 2002.

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

NOTE 3.  STOCK-BASED COMPENSATION

We apply Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and its related interpretations to measure compensation expense for stock-based compensation plans. Under APB No. 25, we generally recognize no compensation expense with respect to stock option grants and shares issued under our employee stock purchase plan. Our stock option plans allow for the issuance of restricted stock awards, under which shares of our common stock are issued at par value to employees or directors, subject to vesting restrictions, and for which compensation expense equal to the fair market value on the date of grant is amortized over the vesting period.

Had we elected to recognize stock-based compensation expense based on the grant date fair value as prescribed by SFAS No. 123, our net loss would have been equal to the pro forma amounts indicated below for the years ended June 30:

                                                                           2004             2003             2002
                                                                         --------         --------         --------
Net loss, as reported ...........................................        $ (3,250)        $ (3,760)        $ (7,190)
Add: Stock-based compensation included in reported net loss .....             598             --                 37
Less: Stock-based compensation determined under SFAS No. 123 ....          (5,152)          (5,652)          (6,748)
                                                                         --------         --------         --------
Pro forma net loss ..............................................          (7,804)          (9,412)         (13,901)

Basic and diluted loss per share:
As reported .....................................................            (.23)            (.28)            (.65)
Pro forma .......................................................            (.54)            (.70)           (1.26)

We estimated the fair value of shares and options issued pursuant to our stock-based compensation plans at the date of grant using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The following weighted-average assumptions and weighted-average fair values were used in determining our stock-based compensation under SFAS No. 123 for the years ended June 30:

                                        2004                2003           2002
                                     ------------------------------------------
Risk-free interest rate:
     Option plans ...........        3.75-4.51%             4.6%            4.6%
     Purchase plan ..........        3.84-4.42%             3.3%            3.7%

Expected life in years:
     Option plans ...........        7.69-7.63              7.6             7.6
     Purchase plan ..........         0.5-1.44              0.5             0.7

Volatility factor:
     Option plans ...........        100.-103%              103%            113%
     Purchase plan ..........         100-103%              103%            113%

Dividend yield ..............             0.0%              0.0%            0.0%

Weighted average fair value:
     Option plans............       $     3.61          $    2.37       $   4.30
     Purchase plan...........       $     1.17          $    0.83       $   3.29

NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

Our selected cash payments and non-cash activities were as follows for the years ended June 30:

                                                    2004            2003            2002
                                                  ----------------------------------------
Income taxes paid (refunded), net ........        $    105        $     26        $ (1,375)

Stock issued in business combinations ....            --             9,894             204

Deferred compensation ....................             679            --               (41)

Interest paid ............................             393              91              41

NOTE 5.  DISCONTINUED OPERATIONS

We exited our infrared hardware business in the first quarter of fiscal 2003, we sold our wholly owned subsidiary, Extended Systems Singapore Pte Limited, in the fourth quarter of fiscal 2002 and we sold the assets of our printing solutions segment in the fourth quarter of fiscal 2001. The results of these operations have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 and Accounting Principles Bulletin No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Income (loss) from discontinued operations" on the accompanying Statements of Operations.

The following summarizes the results of discontinued operations:

                                                                       FOR THE YEARS ENDED JUNE 30,
                                                                       2004        2003        2002
                                                                     --------------------------------
Net revenue .....................................................    $    169    $  1,488    $  2,687
Gross profit ....................................................         145         696       1,175
Income tax provision ............................................          52         273         491
Income (loss) from discontinued operations, net of taxes ........          88         458         278
Gain (loss) on sale of discontinued operations, net of taxes ....        --          --          (335)
Earnings (loss) per share from discontinued operations:
         Basic and diluted ......................................        0.00        0.03       (0.01)

NOTE 6.  RESTRUCTURING CHARGES

We recorded approximately $1.4 in workforce reduction costs during fiscal 2004. These workforce reduction costs consisted primarily of severance, benefits, and other costs related to the resignations of Steven Simpson, our former President and Chief Executive Officer, and Karla Rosa, our former Vice President of Finance and Chief Financial Officer and the termination of 18 employees in our research and development, marketing and sales, administration and operations groups. Of the terminated employees, 14 were located in the United States and 4 were in Europe. The restructuring charges included $554 thousand of non-cash compensation resulting from the accelerated vesting of employee stock options and restricted stock that is not included in the table below. The balance as of June 30, 2004 will be paid in the first two quarters of fiscal 2005.

During fiscal 2003, we recorded approximately $597 thousand in workforce reduction costs, consisting primarily of severance, benefits, and other costs related to the termination of 31 employees in research and development, marketing and sales, operations, and administration, of which 24 were located in the United States, 3 in Canada and 4 in Europe. We also assumed a restructuring liability in connection with our acquisition of ViaFone in the first quarter of fiscal 2003. Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993 thousand of future lease commitments that had been accrued but not yet paid, $266 thousand of workforce reduction liabilities and $30 thousand of liabilities relating to the closure of ViaFone's French office. As of June 30, 2004, the commitments recorded in fiscal 2003 had been paid in full.

During fiscal 2002, we recorded approximately $213 thousand in workforce reduction costs, consisting primarily of severance, benefits and other costs related to the termination of approximately 25 employees in research and development, marketing and sales, and administration. Of those terminated, 21 were located in the United States and 4 were in Europe. All amounts due were paid in the fourth quarter of fiscal 2002.

A summary of the restructuring costs is outlined as follows:

                                                                  Workforce    Facilities
                                                                  Reduction    and Other
                                                                    Costs        Costs         Total
                                                                   --------     --------     --------
Balance at June 30, 2001 ......................................       1,096         --          1,096
Restructuring charges incurred in fiscal 2002 .................         213         --            213
Cash payments .................................................      (1,309)        --         (1,309)
                                                                   --------     --------     --------
Balance at June 30, 2002 ......................................    $   --       $   --       $   --
Restructuring charges incurred in fiscal 2003 .................         597         --            597
Restructuring accrual assumed with ViaFone acquisition ........         266        1,023        1,289
Adjustment to the accrual assumed with ViaFone acquisition ....         (14)        --            (14)
Cash payments .................................................        (661)        (489)      (1,150)
                                                                   --------     --------     --------
Balance at June 30, 2003 ......................................    $    188     $    534     $    722
Restructuring charges incurred in fiscal 2004 .................         897         --            897
Other adjustments .............................................         (13)A       (340)B       (353)
Cash payments .................................................        (956)        (194)      (1,150)
                                                                   --------     --------     --------
Balance at June 30, 2004 ......................................    $    116     $   --       $    116
                                                                   ========     ========     ========

(A) An adjustment was made to the accrual for workforce reduction costs to account for amounts paid to certain former employees who were paid amounts less than originally provided.
(B) As a result of the Brisbane lease termination during the second quarter of fiscal 2004, the balance of restructuring charges related to this lease as of October 31, 2003 was reversed.

NOTE 7.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

      Balance as of June 30, 2002 .....................................................    $  1,941
      Reclassification of certain intangibles in connection with SFAS 142 adoption ....         138
      Net goodwill acquired during the period .........................................      10,410
                                                                                           --------
      Balance as of June 30, 2003 .....................................................      12,489
      Net goodwill acquired during the period .........................................        --
                                                                                           --------
      Balance as of June 30, 2004 .....................................................    $ 12,489
                                                                                           ========

Other identifiable intangible assets consist of the following (in thousands):

                                                                      AS OF JUNE 30,
                                ---------------------------------------------------------------------------------------
                                                 2004                                          2003
                                ---------------------------------------------------------------------------------------
                                  Gross                                         Gross
                                 Carrying     Accumulated                      Carrying     Accumulated
                                  Amount      Amortization        Net           Amount      Amortization        Net
                                ---------------------------------------------------------------------------------------
Purchased technology ......     $    3,691     $   (3,165)     $      526     $    3,691     $   (2,561)     $    1,130
Customer relationships ....             80            (30)             50             80            (13)             67
Non-compete covenants .....              6             (6)           --                6             (6)           --
Other .....................              5             (5)           --                5             (5)           --
                                ---------------------------------------------------------------------------------------
Total .....................     $    3,782     $   (3,206)     $      576     $    3,782     $   (2,585)     $    1,197
                                =======================================================================================

Amortization of other intangible assets was $621 thousand for fiscal 2004 and $726 thousand for fiscal year 2003. The purchased technology and customer relationship assets are being amortized over five years. Based on the identified intangible assets recorded at June 30, 2004, the estimated future amortization expense for fiscal years 2005, 2006, 2007, and 2008 is $204 thousand, $172 thousand, $172 thousand, and $28 thousand, respectively.

NOTE 8.  BUSINESS COMBINATIONS

VIAFONE, INC. In August 2002, we completed our acquisition of ViaFone. ViaFone was a privately held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. As a result of the acquisition, we expected to benefit from the licensing of ViaFone's software technology and from the addition of an experienced professional services organization. We also expected to benefit from the strong cross-selling opportunities present within each company's customer base and strategic relationships. The adjusted total purchase price of $10.6 million consisted of $9.9 million of Extended Systems common stock (2,550,000 shares issued based on the average stock price for the five trading days surrounding May 28, 2002) and $0.7 million of direct transaction costs. The total purchase price decreased by $87 thousand in the second quarter of fiscal 2003 due to an $87 thousand decrease in direct transaction costs resulting from the true-up of accrued transaction costs at the time of payment. In exchange for the Extended Systems common stock issued, all outstanding shares of ViaFone common and preferred stock were acquired. As part of the acquisition agreement, an additional 450,000 shares of Extended Systems common stock were issued to shareholders of ViaFone and placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and net loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with the applicable provisions of the Delaware General Corporation Law, all 450,000 shares automatically became treasury stock.

The transaction was accounted for as a purchase pursuant to SFAS No. 141. The purchase price was allocated as follows:

                                            AMORTIZATION
                                               PERIOD      AMOUNT
                                              --------    --------

Existing technology ....................       5 yrs.     $    780
In-process research and development ....          n/a          430
Net tangible assets/liabilities (1) ....          n/a       (1,041)
Customer relationships .................       5 yrs.           80
Goodwill (2) ...........................          n/a       10,410
                                                          --------
Purchase price (3) .....................                  $ 10,659
                                                          ========

(1) This amount reflects a net adjustment of $111 thousand in the second quarter, a net adjustment of $346 thousand in the third quarter and a net adjustment of $17 thousand in the fourth quarter to the fair values of certain assets acquired and liabilities assumed from ViaFone.
(2) This amount reflects a reduction in accrued direct acquisition costs of $87 thousand and net adjustments to the fair values of certain assets acquired and liabilities assumed from ViaFone in the second, third and fourth quarters of fiscal 2003 of $111 thousand, $346 thousand and $17 thousand respectively.
(3) This amount reflects a reduction in accrued direct acquisition costs of $87 thousand.

The adjusted estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows:

Current assets ......................................     $  4,722
Property and equipment ..............................          589
                                                          --------
Total assets acquired ...............................        5,311
Current liabilities .................................       (4,943)
Deferred revenue ....................................         (491)
Non-current liabilities .............................         (918)
                                                          --------
Net tangible assets acquired ........................     $ (1,041)
                                                          ========

Pursuant to SFAS No. 142, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. This goodwill is not deductible for tax purposes.

The purchased in-process research and development was charged to operations at the time of acquisition as it had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from sale of those products once commercially viable, and discounting the net cash flows back to their present values using discount rates of either 19% or 21%, depending on the technology. These rates were based on the industry segment for the technology, the nature of the products to be developed, the length of time to complete development, and the overall maturity and history of the development team. The in-process research and development percentage of completion was estimated to range from 50% to 80%. As of June 30, 2004, the projects in-process at the time of acquisition had been completed with no material differences in the cost to complete from that originally estimated.

The results of operations for the fiscal year 2003 include the operations of ViaFone from August 31, 2002. The following unaudited pro forma consolidated results of continuing operations assume the ViaFone acquisition occurred at the beginning of each period presented:

                                                    PRO FORMA (UNAUDITED)
                                                     FOR THE YEARS ENDED
                                                           JUNE 30,
                                                    ----------------------
                                                      2003          2002
                                                    --------      --------

Net revenue from continuing operations ........     $ 27,884      $ 23,992
Loss from continuing operations ...............       (7,498)      (21,447)

Loss per share from continuing operations:
Basic and diluted .............................     $  (0.56)     $  (1.58)


The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of fiscal 2002 or 2003, nor is it indicative of results of operations for any future period.

APPREACH, INC. In February 2002, we acquired all of the outstanding stock of AppReach, Inc. for 33,950 shares of our Common Stock valued at $204 thousand plus acquisition expenses of approximately $18 thousand. AppReach, based in Baltimore, Maryland, specialized in the development of enterprise software that extends customer resource management (CRM) applications to mobile and wireless devices.

A summary of the net assets acquired at the date of the acquisition is as follows:

Net working capital .............................................     $    (20)
Property and equipment ..........................................            5
Goodwill ........................................................          237
                                                                      --------
     Net assets acquired as of date of acquisition ..............     $    222
                                                                      ========

This transaction was accounted for by the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and accordingly, the results of operations of the company have been included in the consolidated statement of operations since the acquisition date.

NOTE 9.  RECEIVABLES
                                                         AS OF JUNE 30,
                                                       2004          2003
                                                     ----------------------
Accounts receivable ............................     $  7,181      $  6,338
Other receivables ..............................          147            98
Allowance for doubtful accounts ................         (425)         (792)
                                                     ----------------------
                                                     $  6,903      $  5,644
                                                     ======================

NOTE 10.  PROPERTY AND EQUIPMENT
                                                         AS OF JUNE 30,
                                                       2004          2003
                                                     ----------------------
Land and land improvements......................     $    533      $  1,007
Buildings.......................................        5,927         5,798
Computer equipment..............................        4,030         5,702
Furniture and fixtures..........................        2,285         2,308
                                                     ----------------------
                                                       12,775        14,815
Less accumulated depreciation...................       (8,444)       (9,522)
                                                     ----------------------
                                                     $  4,331      $  5,293
                                                     ======================

NOTE 11.  ACCRUED EXPENSES
                                                         AS OF JUNE 30,
                                                       2004        2003
                                                     ---------------------
Accrued payroll and related benefits ...........     $  1,623     $  1,336
Accrued warranty and support costs .............          156          141
Other ..........................................        1,485        1,411
                                                     ---------------------
                                                     $  3,264     $  2,888
                                                     =====================

NOTE 12.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $578,000, $894,000 and $391,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

On September 26, 2003, we closed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at June 30, 2004. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price, or approximately $442 thousand. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At June 30, 2004, the loan balance was $325 thousand.

Our minimum future contractual commitments associated with our operational indebtedness and lease obligations as of June 30, 2004 are as follows (in thousands):

                                                                                   YEAR ENDING JUNE 30,
                                                         ------------------------------------------------------------------------
                                                                                                                THERE-
                                                          2005       2006       2007       2008       2009      AFTER      TOTAL
                                                         ------------------------------------------------------------------------

SVB debt principal (1) .............................     $  325     $ --       $ --       $ --       $ --       $ --       $  325
SVB debt interest ..................................         11       --         --         --         --         --           11
Payment pursuant to building sale-and-leaseback ....        442        442        442        442        442      1,875      4,085
Capital leases (1) .................................         28         12          7       --         --         --           47
Operating leases ...................................        522        351        284        253        251         63      1,724
Post-retirement benefits ...........................         17         17         17         17         17         67        152
                                                         ------------------------------------------------------------------------
  Total commitments ................................     $1,345     $  822     $  750     $  712     $  710     $2,005     $6,344
                                                         ========================================================================

     (1) This amount is reported on the balance sheet as a liability.

Non-current capital lease obligations are as follows (in thousands):

                                                            As of
                                                        June 30, 2004
                                                           --------
Gross capital lease obligations ......................     $     47
Less imputed interest ................................           (5)
                                                           --------
Present value of net minimum lease payments ..........           42
Less current portion .................................          (25)
                                                           --------
Non-current capital lease obligations ................     $     17
                                                           ========

GUARANTEES. We have provided a guarantee that secures our rental payments at our Bristol, England location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is valid until the expiration of our lease on January

13, 2005. The maximum potential amount of future payments we could be required to make under this letter of credit as of June 30, 2004 is approximately $25 thousand.

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

The following table reconciles the changes in our warranty reserve for the year ended June 30, 2004:

Balance at June 30, 2002.............................................    $  175
Net decrease in warranty accrued for the year ended June 30, 2003....       (34)
                                                                         ------
Balance at June 30, 2003.............................................    $  141
Net additions to warranty accrual for the year ended June 30, 2004...         7
                                                                         ------
Balance at June 30, 2004.............................................    $  148
                                                                         ======

LINE OF CREDIT. We had a loan and security agreement with SVB at June 30, 2004 under which we could access up to $5.0 million of financing in the form of a demand line of credit. As of June 30, 2004, we had no outstanding borrowings on the line of credit and we were in compliance with all financial covenants required under the line of credit. Our borrowing capacity was limited to 75% of eligible accounts receivable. Certain of our assets collateralized the line of credit and interest on any borrowings were payable at prime plus one percent, but not less than 5.5%. The line of credit agreement required us to maintain certain financial ratios. We renewed and restructured our loan and security agreement with SVB and under the new terms can access up to $2.5 million of financing in the form of a demand line of credit. Our borrowing capacity is limited to 80% of eligible accounts receivable. Interest on any borrowings is payable at prime and certain of our assets collateralize the line of credit. We are required to maintain certain financial ratios under the terms of the agreement, which will expire on August 30, 2006.

LITIGATION. On March 4, 2004 we mutually agreed with Intellisync Corporation ("Intellisync"), formerly known as Pumatech, Inc., to settle the patent infringement lawsuit initiated by Intellisync on April 22, 2002. Both companies agreed to settle all claims and to immediately terminate litigation proceedings. In connection with the settlement, we made a one-time payment to Intellisync of $2.0 million and received a license to certain Intellisync patents. This payment covers estimated past and future royalties on revenue related to our products shipped and covered under Intellisync's licensed patents. Both companies have agreed there will be no further patent litigation actions for a period of five
(5) years and that Intellisync will release all of our customers from any claims of infringement relating to their purchase and future use of our products. For the year ended June 30, 2004, based on revenues related to our products covered by the license, we expensed $1.6 million of the one-time payment. The balance of $430 thousand was capitalized and will be amortized over future years. During the year ended June 30, 2004, $32 thousand was amortized.

We are also, from time-to-time, a party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

NOTE 13.  STOCKHOLDERS' EQUITY

WARRANTS. In connection with entering into the line of credit agreement with Silicon Valley Bank on January 15, 2002, we issued warrants to purchase 35,000 shares of Extended Systems common stock at an exercise price of $7.35 per share. The warrants vested immediately upon issuance and expire seven years from the date of the grant. The fair value of these warrants at the date of grant was $210 thousand and was amortized and reported as interest expense. These warrants were fully amortized as of June 30, 2003.

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

STOCK PLANS. We have four incentive stock option plans, adopted in 1984, 1994, 1998 and 2001. Our employees, directors and consultants are eligible for options under these plans. Options granted before December 24, 1997 generally vest 20% per year over a period of five years from the date of grant. Options granted December 24, 1997 and after generally vest over a period of four years, vesting 25% on the first anniversary of the option and 1/48 per month thereafter. The exercise price generally is equal to the fair market value of our common stock on the date of grant or at a price determined by the compensation committee of our Board of Directors. For the 1984 and 1994 plans, unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee. Options granted under the 1998 and 2001 plan generally lapse ten years after issuance or three months after the option holder ceases to be an employee. Shares available for grant under these plans totaled 422,268 at June 30, 2004.

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

We adopted a director stock plan in 1998. Our directors are eligible for options under this plan. Options are granted at the fair market value of our common stock on the grant date. An initial grant of 20,000 shares per director will vest over a period of three years, vesting one-third on the first anniversary of the option and 1/36 per month thereafter. Subsequent grants of 10,000 shares will be automatically granted to directors each year on the date of our annual meeting provided that such directors have served on the Board for at least six months. These subsequent options will vest in full on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of stockholders. Unexercised options lapse ten years after issuance or one year after the date the option holder ceases to be a director. Shares available for grant under this plan totaled 136,902 at June 30, 2004.

We adopted an employee stock purchase plan in 1998. The plan is generally implemented by 24-month offering periods beginning the first trading day on or after June 30 and December 31 of each year. Each offering period contains up to four purchase periods of six months duration. The purchase plan generally permits eligible employees to purchase our common stock through payroll deductions of up to 15% of an employee's compensation, except that no participant's right to purchase shares may accrue at a rate that exceeds $25 thousand each calendar year. The price of stock purchased under the purchase plan is 85% of the lower of the fair market value of our common stock on the first day of an offering period or the last day of each six-month purchase period. Employees may end their participation at any time during a purchase period, and they will be paid their payroll deduction withheld within that purchase period. Shares available for purchase under this plan totaled 421,810 at June 30, 2004.

STOCK OPTION ACTIVITY                             WEIGHTED-
                                                    AVERAGE
                                                   EXERCISE
                                                      PRICE       OUTSTANDING       EXERCISABLE
--------------------------------------------------------------------------------------------------
AS OF JUNE 30, 2001...........................        15.52             2,819             1,391
     Granted..................................         4.35               550                 -
     Became exercisable.......................                              -               556
     Exercised................................         6.26               (89)              (89)
     Canceled/expired.........................        16.86              (493)             (170)
                                                              ----------------------------------
AS OF JUNE 30, 2002...........................        13.44             2,787             1,688
                                                              ==================================
     Granted..................................         2.37             1,299                 -
     Became exercisable.......................            -                 -               694
     Exercised................................         3.64               (30)              (30)
     Canceled/expired.........................        11.78              (787)             (294)
                                                              ----------------------------------
AS OF JUNE 30, 2003...........................         9.54             3,269             2,058
                                                              ==================================
     Granted..................................         4.72             1,820                 -
     Became exercisable.......................            -                 -               173
     Exercised................................         5.41              (451)             (451)
     Canceled/expired.........................        11.83            (1,424)             (211)
                                                              ----------------------------------
AS OF JUNE 30, 2004...........................         8.11             3,214             1,569
                                                              ==================================

The weighted-average remaining contractual life of options outstanding at June 30, 2004 was 7.41 years. The weighted-average per share exercise price of options exercisable at June 30, 2004, 2003 and 2002 was $11.89, $11.52 and $13.47, respectively.

                                                                          WEIGHTED-
                 RANGE OF                          WEIGHTED-                AVERAGE                                   WEIGHTED-
                                                     AVERAGE              REMAINING                                     AVERAGE
             STOCK OPTION     NUMBER OF             EXERCISE            CONTRACTUAL              NUMBER OF             EXERCISE
          EXERCISE PRICES        SHARES                PRICE                   LIFE                 SHARES                PRICE
-------------------------------------------------------------------------------------------------------------------------------
                                               OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                              -----------------------------------------------------              ------------------------------
          $ 1.33 - $2.850           654           $     2.16             8.34 years                    383           $     2.29
            3.19 -   5.00         1,490                 4.54             8.67                          297                 4.20
            5.10 -   6.96           447                 6.26             6.25                          290                 6.38
            7.05 -  10.89           300                 8.39             3.97                          286                 8.44
           13.19 -  27.50            21                17.22             6.54                           18                17.42
           34.00 -  40.00           184                35.33             6.01                          178                35.32
           45.06 -  66.00           118                48.31             1.90                          117                48.29
                              ----------                                                         ----------
                                  3,214                                                              1,569
                              ----------                                                         ----------

RESTRICTED STOCK. On October 31, 2003, the Company granted 134,941 shares of restricted stock to employees with a purchase price equal to $0.001. The issuance of the restricted stock grants to employees resulted in an aggregate of $595,000 of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of Extended Systems common stock on October 31, 2003.

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

The Company amortizes non-cash stock compensation charges on a straight-line basis over the vesting period. The restricted stock awards granted to employees vest 100% on the first anniversary of the grant date. The restricted stock awards granted to directors vest in the amount of one-third on the first anniversary of the grant date and one-third in each of the following two years. If the director attends the required number of board meetings held during the year, the restrictions on his awards will lapse in full on the first anniversary of the grant date. If an employee or director terminates service before vesting is complete, the restricted stock is repurchased from the individual and any compensation expense previously recognized is reversed thereby reducing the amount of stock-based compensation amortization during the period.

NOTE 14.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                        FOR THE YEARS ENDED
                                                              JUNE 30,
                                                 ----------------------------------
                                                   2004         2003         2002
                                                 ----------------------------------
Current:
     Federal ...............................     $   --       $   --       $   --
     State .................................         --           --           --
     Foreign ...............................          145           73         (201)
Deferred:
     Federal ...............................         --           --         (1,566)
     State .................................         --           --           --
     Foreign ...............................         --           --           --
                                                 ----------------------------------
         Income tax provision (benefit) ....     $    145     $     73     $ (1,767)
                                                 ==================================

                                                        FOR THE YEARS ENDED
                                                              JUNE 30,
                                                 ----------------------------------
                                                   2004         2003         2002
                                                 ----------------------------------
Continuing operations ......................     $     93     $   (200)     $ (2,257)
Discontinued operations ....................           52          273           490
                                                 ----------------------------------
         Income tax provision (benefit) ....     $    145     $     73      $ (1,767)
                                                 ==================================

Significant components of deferred income tax assets and liabilities are as follows as of June 30:
                                                         2004          2003
                                                       ----------------------
Intangible asset amortization ....................     $  1,489      $  1,548
Federal and state loss carryforwards .............       34,158        34,132
Foreign loss carryforwards .......................       11,323         9,982
Other ............................................        1,141         1,590
Valuation allowance ..............................      (48,111)      (47,252)
                                                       ----------------------
         Net deferred tax assets .................     $   --        $   --
                                                       ======================

We recorded net deferred tax assets and liabilities of approximately $23.8 million upon the acquisition of ViaFone in fiscal 2003. The net deferred tax assets are composed primarily of loss and tax credit carryforwards. The net deferred tax assets and liabilities were reduced by a valuation allowance of $23.8 million. If we determine that we will realize the tax attributes related to ViaFone in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes. The use of these loss and tax credit carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code.

At June 30, 2004, we had available federal, state, and foreign net operating loss carryforwards of approximately $85.5 million, $81.7 million, and $25.4 million, respectively. We also had unused research credits and foreign tax credit carryforwards of approximately $1.0 million and $217 thousand, respectively. If not utilized, the federal net operating loss and research credit carryforwards will expire in fiscal years 2020 to 2024 and the state net operating loss carryforwards will expire between fiscal 2005 and fiscal 2024. Of the $25.4 million of foreign net operating loss carryforwards, approximately $3.8 million will expire between fiscal 2006 and 2009 and the balance can be utilized indefinitely. The available foreign tax credits expire between fiscal 2005 and fiscal 2006. If certain substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code, there may be an annual limitation on the amount of carryforwards that we can utilize.

Deferred tax assets of approximately $12.0 million as of June 30, 2004 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When these assets are recognized and the related valuation allowance against these assets is reduced, approximately $5.6 million of the tax benefit will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Our net deferred tax assets as of June 30, 2004 were reduced by valuation allowances of $48.1 million as a result of management having concluded that significant evidence does not exist under generally accepted accounting principles to support a conclusion that it is more likely than not that these assets will be realized in the future. The valuation allowance increased by $900 thousand in fiscal 2004 and $24.9 million in fiscal 2003.

We have not provided United States income taxes on the undistributed earnings of our international subsidiaries, as such earnings are considered permanently reinvested in these operations. While these earnings could become subject to additional tax if repatriated, we do not anticipate repatriation.

Our effective income tax rate varies from the U.S. federal statutory rate as follows for the years ended June 30:

                                                                               2004           2003           2002
                                                                              -----------------------------------
Federal tax rate .....................................................        (34.0)%        (34.0)%        (34.0)%
States taxes, net of federal benefit .................................         (3.4)          (4.4)          (2.7)
Earnings taxed in both U.S. and foreign jurisdictions ................         (2.5)           8.6            3.4
Earnings of subsidiaries taxed at different rates than U.S. rates ....         (1.3)          (2.7)          (1.1)
In-process research and development ..................................         --              4.0           --
Net operating loss carryback due to tax law change ...................         --             --            (17.5)
Valuation allowance ..................................................         30.7           23.2           30.9
Other, net ...........................................................          6.0            3.3            1.3
                                                                              -----------------------------------
     Effective income tax rate .......................................         (4.5)%         (2.0)%        (19.7)%
                                                                              ===================================

Losses before income taxes consist of the following:

                                                   FOR THE YEARS ENDED
                                                         JUNE 30,
                                           ------------------------------------
                                             2004          2003          2002
                                           ------------------------------------
Subject to tax in:
United States ..........................   $  1,220      $ (2,973)     $ (4,115)
Foreign jurisdictions ..................     (4,324)         (714)       (4,842)
                                           ------------------------------------
     Total loss before income taxes ....   $ (3,104)     $ (3,687)     $ (8,957)
                                           ====================================

NOTE 15.   BUSINESS SEGMENT, GEOGRAPHIC DATA AND MAJOR CUSTOMERS

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

At June 30, 2004, we had only one operating segment. Our mobile information management segment includes both mobile data management and wireless connectivity solutions that enable mobile users to access, collect, synchronize and print information on demand. Our products include wireless connectivity products, data synchronization and management software and client/server database management systems with remote access capabilities. We sell mobile information management products primarily to original equipment manufacturers, application developers, enterprises and computer resellers.

We based our geographic revenue information on the location of the selling entity. Long-lived assets consist primarily of property and equipment.

                                                                             AS OF JUNE 30,
                                                               ------------------------------------------
                                                                 2004             2003             2002
                                                               ------------------------------------------
Long-lived assets:
     United States ....................................        $  4,338         $  4,724         $  5,297
     Germany ..........................................             190              216              239
     Canada ...........................................              28              208             --
     Other countries ..................................             158              145              250
                                                               ------------------------------------------
         Total ........................................        $  4,714         $  5,293         $  5,786
                                                               ==========================================

                                                                          FOR THE YEARS ENDED
                                                                                JUNE 30,
                                                               ------------------------------------------
                                                                 2004             2003             2002
                                                               ------------------------------------------
Net revenue from continuing operations:
     United States ....................................        $ 16,075         $ 16,762         $ 15,282
     Germany ..........................................           7,481            4,864            3,506
     Other countries ..................................           8,630            5,908            3,487
                                                               ------------------------------------------
         Total ........................................        $ 32,186         $ 27,534         $ 22,275
                                                               ==========================================

NOTE 16.  DEFINED CONTRIBUTION PLAN

We established the Extended Systems Incorporated 401(k) Investment Plan, a defined contribution benefit plan, effective January 1991. All regular United States employees are eligible to participate. Each participant having completed six months of service is eligible for a discretionary matching contribution to his or her account, up to a maximum of three percent of his annual pretax compensation. Our matching contributions to the plan were none in fiscal 2004, $140 thousand in fiscal 2003 and $317 thousand in fiscal 2002.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      FIRST            SECOND            THIRD            FOURTH
                                                                   ----------------------------------------------------------------
FOR THE YEAR ENDED JUNE 30, 2004:
     Net revenue from continuing operations .................      $    7,555        $    8,507        $    8,307        $    7,817
     Cost of license fees and royalties .....................              82               144               132                24
     Cost of services and other .............................             951               842               911               752
     Income (loss) from continuing operations ...............          (1,477)              412            (2,085)             (188)
     Income from discontinued operations, net of tax ........              41                47              --                --
     Net income (loss) ......................................          (1,436)              459            (2,085)             (188)
     Income (loss) per share from continuing operations:
         Basic ..............................................            (.11)              .03              (.14)             (.01)
         Diluted ............................................            (.11)              .03              (.14)             (.01)
     Earnings per share from discontinued operations:
         Basic ..............................................             .00               .00               .00               .00
         Diluted ............................................             .01               .00               .00               .00
     Earnings (loss) per share:
         Basic ..............................................            (.11)              .03              (.14)             (.01)
         Diluted ............................................            (.10)              .03              (.14)             (.01)

FOR THE YEAR ENDED JUNE 30, 2003:
     Net revenue from continuing operations .................      $    5,909        $    6,883        $    7,361        $    7,381
     Cost of license fees and royalties .....................             272               295               287               292
     Cost of services and other .............................             545               981               785               874
     Loss from continuing operations ........................          (1,992)           (1,406)             (795)              (24)
     Income from discontinued operations, net of tax ........              28               140               147               142
     Net income (loss) ......................................          (1,964)           (1,266)             (648)              118
     Loss per share from continuing operations:
         Basic ..............................................            (.16)             (.10)             (.06)              .00
         Diluted ............................................            (.16)             (.10)             (.06)              .00
     Earnings per share from discontinued operations:
         Basic ..............................................             .00               .01               .01               .01
         Diluted ............................................             .00               .01               .01               .01
     Earnings (loss) per share:
         Basic ..............................................            (.16)             (.09)             (.05)              .01
         Diluted ............................................            (.16)             (.09)             (.05)              .01


                                   SCHEDULE II

                          EXTENDED SYSTEMS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT        CHARGED        DEDUCTIONS      BALANCE AT
                                                 BEGINNING      TO PROFIT              FROM          END OF
                                                 OF PERIOD       AND LOSS         ALLOWANCE          PERIOD
                                                 ----------------------------------------------------------
Amount deducted in balance sheet from
  the asset to which it applies:

Year ended June 30, 2004:

    Allowance for doubtful accounts .....        $    793        $    166         $   (534)        $    425
    Allowance for product returns .......              38            --                (17)              21
    Allowance for obsolete inventory ....             360             (80)             (21)             259

Year ended June 30, 2003:

    Allowance for doubtful accounts .....             892              85             (184)             793
    Allowance for product returns .......              22              17               (1)              38
    Allowance for obsolete inventory ....             380              86              106              360

Year ended June 30, 2002:

    Allowance for doubtful accounts .....             787             383             (278)             892
    Allowance for product returns .......              24               1               (3)              22
    Allowance for obsolete inventory ....             348              24                8              380

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on September 29, 2004.

                                        EXTENDED SYSTEMS INCORPORATED

                                      By: /s/ CHARLES W. JEPSON
                                          -------------------------------------
                                          CHARLES W. JEPSON
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles W. Jepson and Valerie A. Heusinkveld, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 29, 2004.

         SIGNATURE                                  TITLE
         ---------                                  -----

   /s/ CHARLES W. JEPSON               President and Chief Executive Officer
----------------------------------     (Principal Executive Officer)
     CHARLES W. JEPSON

/s/ VALERIE A. HEUSINKVELD             Vice President of Finance, Chief
----------------------------------     Financial Officer and Corporate Secretary
  VALERIE A. HEUSINKVELD               (Principal Financial and Accounting
                                       Officer)

   /s/ RAYMOND A. SMELEK                Director
----------------------------------
     RAYMOND A. SMELEK

     /s/ JAMES R. BEAN                  Director
----------------------------------
       JAMES R. BEAN

    /s/ ARCHIE CLEMINS                  Director
----------------------------------
      ARCHIE CLEMINS

  /s/ ROBERT FRANKENBERG                Director
----------------------------------
    ROBERT FRANKENBERG

     /s/ RALPH GODFREY                  Director
----------------------------------
       RALPH GODFREY

  /s/ KLAUS-DIETER LAIDIG               Director
----------------------------------
    KLAUS-DIETER LAIDIG

     /s/ JODY B. OLSON                  Director
----------------------------------
       JODY B. OLSON