Form 10-Q
period 2004-09-30
EXTENDED SYSTEMS INC
filed 2004-11-15
CIK 1051490

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                _________________

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM __________ TO __________

                                _________________

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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2004, was 15,097,542.
================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September
         30, 2004 (unaudited) and June 30, 2004                               3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended September 30, 2004 and 2003 (unaudited)           4

         Condensed Consolidated Statements of Comprehensive Loss
         for the Three Months Ended September 30, 2004 and 2003
         (unaudited)                                                          4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2004 and 2003 (unaudited)           5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          38

Item 4.  Controls and Procedures                                             38


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         39

Item 6.  Exhibits                                                            39
         (Items 1,3, 4 and 5 of Part II are not applicable and have been omitted)

         SIGNATURES                                                          40

         CERTIFICATIONS                                                      41

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

                                                                                    SEPTEMBER 30,     JUNE 30,
                                                                                        2004            2004
                                                                                     ----------      ----------
ASSETS
Current:
     Cash and cash equivalents .................................................     $    7,121      $    7,225
     Receivables, net of allowances of $469 and $446 ...........................          6,939           6,772
     Prepaid and other .........................................................          1,318           1,449
                                                                                     ----------      ----------
         Total current assets ..................................................         15,378          15,446
Property and equipment, net ....................................................          4,212           4,331
Construction in progress .......................................................            783             384
Goodwill .......................................................................         12,489          12,489
Intangibles, net ...............................................................            502             576
Other long-term assets .........................................................            128             130
                                                                                     ----------      ----------
         Total assets ..........................................................     $   33,492      $   33,356
                                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
     Accounts payable ..........................................................     $    1,152      $    1,664
     Accrued expenses ..........................................................          4,245           3,531
     Deferred revenue ..........................................................          3,624           3,569
     Accrued restructuring .....................................................             40             116
     Current portion of long-term debt .........................................            217             325
     Current portion of capital leases .........................................             24              25
                                                                                     ----------      ----------
         Total current liabilities .............................................          9,302           9,230

Non-current:
     Long-term debt ............................................................          4,800           4,800
     Capital leases ............................................................             12              17
     Other long-term liabilities ...............................................            153             153
                                                                                     ----------      ----------
         Total non-current liabilities .........................................          4,965           4,970
                                                                                     ----------      ----------
         Total liabilities .....................................................         14,267          14,200

Commitments and contingencies--Note 10

Stockholders' equity:
     Preferred stock; $0.001 par value per share, 5,000
       shares authorized; no shares issued or outstanding ......................           --              --
     Common stock; $0.001 par value per share, 75,000 shares
       authorized; 15,098 and 15,078 shares issued and outstanding..............             15              15
     Additional paid-in capital ................................................         48,045          48,005
     Treasury stock; $0.001 par value per share, 4 and 0 common shares .........           --              --
     Accumulated deficit .......................................................        (27,087)        (27,134)
     Unamortized stock-based compensation ......................................            (64)           (231)
     Accumulated other comprehensive loss ......................................         (1,684)         (1,499)
                                                                                     ----------      ----------
         Total stockholders' equity ............................................         19,225          19,156
                                                                                     ----------      ----------
         Total liabilities and stockholders' equity ............................     $   33,492      $   33,356
                                                                                     ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           2004         2003
                                                        ----------   ----------
Revenue:
     License fees and royalties ...................     $    5,801   $    5,771
     Services and other ...........................          2,045        1,784
                                                        ----------   ----------
         Total net revenue ........................          7,846        7,555
Costs and expenses:
     Cost of license fees and royalties ...........             67           82
     Cost of services and other ...................            885        1,103
     Amortization of purchased technology .........             74          189
     Research and development .....................          1,710        1,668
     Marketing and sales ..........................          3,384        3,194
     General and administrative ...................          1,376        1,181
     Restructuring charges ........................           --          1,068
     Patent litigation fees, license and settlement           --            569
     Non-cash stock compensation ..................            148         --
                                                        ----------   ----------
         Total costs and expenses .................          7,644        9,054
                                                        ----------   ----------
         Income (loss) from operations ............            202       (1,499)
Other income, net .................................              3           60
Interest expense ..................................           (133)         (34)
                                                        ----------   ----------
         Income (loss) before income taxes ........             72       (1,473)
Income tax provision ..............................             25            4
                                                        ----------   ----------
         Income (loss) from continuing operations .             47       (1,477)
Discontinued operations, net of tax:
         Income from discontinued operations ......           --             41
                                                        ----------   ----------
         Net income (loss) ........................     $       47   $   (1,436)
                                                        ==========   ==========

Basic and diluted earnings (loss) per share:
     Earnings (loss) from continuing operations ...     $     0.00   $    (0.11)
     Earnings from discontinued operations ........           0.00         0.01
                                                        ----------   ----------
Net earnings (loss) per share .....................     $     0.00   $    (0.10)
                                                        ==========   ==========

Number of shares used in per share calculations:
     Basic ........................................         15,089       14,011
     Diluted ......................................         15,317       14,011


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           2004         2003
                                                        ----------   ----------

 Net income (loss)................................      $       47   $   (1,436)
 Change in currency translation...................            (185)         (57)
                                                        ----------   ----------


     Comprehensive loss...........................      $     (138)  $   (1,493)
                                                        ==========   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    ------------------------
                                                                                       2004          2003
                                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .........................................................     $       47    $   (1,436)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Provision for bad debts ...............................................             11            21
        Depreciation and amortization .........................................            240           446
        Stock compensation ....................................................            149           437
        Changes in assets and liabilities:
           Receivables ........................................................           (149)         (100)
           Prepaid and other assets ...........................................            (17)          (28)
           Accounts payable and accrued expenses ..............................             39           648
           Deferred revenue ...................................................             36          (414)
                                                                                    ----------    ----------

               Net cash provided (used) by operating activities ...............            356          (426)
                                                                                    ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ......................................................           (444)         (153)
    Other investing activities ................................................           --              19
                                                                                    ----------    ----------

               Net cash used by investing activities ..........................           (444)         (134)
                                                                                    ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale-and-leaseback of building ..............................           --           4,800
    Proceeds from the issuance of common stock ................................             58           180
    Payments on long-term debt ................................................           (114)         (114)
                                                                                    ----------    ----------

               Net cash provided (used) by financing activities ...............            (56)        4,866
    Effect of exchange rate changes on cash ...................................             40             3
                                                                                    ----------    ----------


    Net increase (decrease) in cash and cash equivalents ......................           (104)        4,309
CASH AND CASH EQUIVALENTS:
    Beginning of period .......................................................          7,225         3,502
                                                                                    ----------    ----------

    End of period .............................................................     $    7,121    $    7,811
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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. We have prepared these condensed consolidated financial statements without audit or review. Other than the failure to have these condensed consolidated financial statements reviewed by an independent registered public accounting firm, these financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited and unreviewed condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2004, and our results of operations and cash flows for the three months ended September 30, 2004 and September 30, 2003. The results for these interim periods are not necessarily indicative of the expected results for any other interim period or the year ending June 30, 2005. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The condensed consolidated balance sheet at June 30, 2004 was derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

We have a history of incurring losses from operations and have an accumulated deficit of approximately $27.1 million as of September 30, 2004. For the three months ended September 30, 2004, we recorded net income from operations of approximately $202 thousand and positive cash flows from operations of approximately $356 thousand. At September 30, 2004, we had cash and cash equivalents of $7.1 million. We believe our existing working capital and borrowing capacity will be sufficient to fund our anticipated working capital and capital expenditure requirements through at least September 30, 2005.

We cannot be certain, however, that the underlying assumed levels of revenues and expenses will be accurate. If operating results were to fail to meet our expectations, we could be required to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

From time to time, we enter into foreign currency forward contracts, typically against the euro, Canadian dollar, and British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with the changes in fair value of the underlying asset or liability being managed. As of September 30, 2004, we had forward contracts with a nominal value of approximately $12.9 million, which matured within 30 days, in place against the euro, Canadian dollar, and British pound sterling. We had no forward contracts in place as of September 30, 2003. We recognized a net currency exchange loss of $83 thousand for the quarter ended September 30, 2004 and a net currency exchange gain of $59 thousand for the quarter ended September 30, 2003.

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

Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the impact of their inclusion would have been antidilutive for the three months ended September 30:

                                                           2004      2003
                                                         --------  --------
Stock options........................................       2,433     3,314
Warrants.............................................          35        35

RECLASSIFICATIONS. We have reclassified certain prior year amounts to conform to the current year presentation, including a reclassification between components of income (loss) from operations, between components of current assets and between components of current liabilities. These reclassifications had no impact on net income (loss), income (loss) from operations, total costs and expenses, total current assets or total current liabilities for the years presented.

NOTE 3.  STOCK-BASED COMPENSATION PLANS

We apply Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and its related interpretations to measure compensation expense for stock-based compensation plans. Under APB No. 25, we generally recognize no compensation expense with respect to stock option grants and shares issued under our employee stock purchase plan. Our stock option plans allow for the issuance of restricted stock awards, under which shares of our common stock are issued at par value to employees or directors, subject to vesting restrictions, and for which compensation expense equal to the fair market value on the date of grant less par value paid is amortized over the vesting period.

Had we elected to recognize stock-based compensation expense based on the grant date fair value as prescribed by SFAS No. 123, our net loss would have been equal to the pro forma amounts indicated below for the three months ended September 30:

                                                             2004        2003
                                                           --------    --------
Net income (loss), as reported.......................      $     47    $ (1,436)
Add:  Stock-based compensation included in
      reported net income (loss).....................           148         437
Less:  Stock-based compensation determined under
       SFAS No. 123..................................          (891)     (1,136)
                                                           --------    --------
Pro forma net loss ..................................      $   (696)   $ (2,135)

Basic and diluted earnings (loss) per share:
         As reported.................................      $   0.00    $  (0.10)
         Pro forma...................................      $  (0.05)   $  (0.15)

We estimated the fair value of shares and options issued pursuant to our stock-based compensation plans at the date of grant using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The following weighted-average assumptions and weighted-average fair values were used in determining our stock-based compensation under SFAS No. 123 for the options granted during the three months ended September 30:

                                                       2004         2003
                                                     --------     --------
Risk-free interest rate:
     Option plans................................      4.13%        4.04%
     Purchase plan...............................        --            --

Expected life in years:
     Option plans................................       7.6          7.6
     Purchase plan...............................        --            --

Volatility factor:
     Option plans................................      99.1%        101.7%
     Purchase plan...............................        --            --

Dividend yield...................................        --            --

Weighted average fair value:
     Option plans................................      $3.20        $4.28
     Purchase plan...............................        --            --

NOTE 4.  DISCONTINUED OPERATIONS

We exited our infrared hardware business in the quarter ended September 30, 2002, we sold our wholly owned subsidiary, Extended Systems Singapore Pte Limited, in the quarter ended June 30, 2002 and we sold the assets of our printing solutions segment in the quarter ended June 30, 2001. The results of these operations have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 and Accounting Principles Bulletin No. 30. Operating results for the discontinued operations are reported, net of tax, under "Income from discontinued operations" on the accompanying Statements of Operations.

The following summarizes the results of discontinued operations for the three months ended September 30:

                                                               2004    2003
                                                              ------  ------
 Net revenue.................................................  $ --    $140
 Gross profit................................................    --      69
 Income tax provision........................................    --      23
 Income from discontinued operations, net of taxes...........  $ --    $ 41
 Earnings per share from discontinued operations:
    Basic and diluted........................................  $ --    $.01

NOTE 5.  RESTRUCTURING CHARGES

We did not incur restructuring charges for the three months ended September 30, 2004. We recorded approximately $1.1 million in workforce reduction costs during the three months ended September 30, 2003 that consisted primarily of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, and the termination of ten employees from our marketing and sales, research and development, administration and operations groups. Of the terminated employees, seven were located in the United States and three were in Europe. The restructuring charge included $437 thousand of non-cash compensation resulting from the accelerated vesting of employee stock options.

A summary of accrued restructuring charges at September 30, 2004 is as follows:


                                                             WORKFORCE REDUCTION
                                                                    COSTS
                                                             -------------------
Balance at June 30, 2004..................................          $ 116
Costs incurred in first quarter of fiscal 2005............             --
Cash payments.............................................            (76)
                                                                    -----
Balance at September 30, 2004.............................          $  40
                                                                    =====

NOTE 6.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill and other identified intangible assets relate to our acquisitions of Rand Software Corporation in 1998, Oval (1415) Limited in 1999, and AppReach and ViaFone Inc. in 2002.

Goodwill is reviewed annually for impairment or more frequently if indicators of impairment arise. We completed our annual impairment assessment in the quarter ended June 30, 2004 and concluded that goodwill was not impaired. The carrying amount of goodwill as of September 30, 2004 and June 30, 2004 was approximately $12.5 million.

Other identifiable intangible assets consist of the following (in thousands):

                                   AS OF SEPTEMBER 30,               AS OF JUNE 30,
                                          2004                            2004
                            ------------------------------  ------------------------------
                             Gross                           Gross
                            Carrying   Accumulated          Carrying   Accumulated
                             Amount   Amortization   Net     Amount   Amortization   Net
                            --------  ------------  ------  --------  ------------  ------
Purchased technology......   $3,691      $(3,236)    $455    $3,691     $(3,165)     $526
Customer relationships....       80          (33)      47        80         (30)       50
Non-compete covenants.....        6           (6)      --         6          (6)       --
Other.....................        6           (6)      --         5          (5)       --
                            --------  ------------  ------  --------  ------------  ------
Total                        $3,783      $(3,281)    $502    $3,782     $(3,206)     $576
                            ========  ============  ======  ========  ============  ======

Amortization of other intangible assets was $74 thousand and $189 thousand for the quarters ended September 30, 2004 and 2003, respectively. The purchased technology and customer relationship assets are being amortized over five years. Based on the identified intangible assets recorded at September 30, 2004, the estimated future amortization expense for the remainder of fiscal 2005 and fiscal 2006, 2007, and 2008 is $129 thousand, $172 thousand, $172 thousand, and $29 thousand, respectively.

                                                AS OF            AS OF
                                            SEPTEMBER 30,       JUNE 30,
NOTE 7. RECEIVABLES                             2004              2004
                                            ------------      ------------

Accounts receivable.....................    $      7,408      $      7,218
Allowance for doubtful accounts and
  product returns.......................            (469)             (446)
                                            -------------     ------------

                                            $       6,939     $      6,772
                                            =============     ============

                                                AS OF             AS OF
                                            SEPTEMBER 30,       JUNE 30,
NOTE 8. PROPERTY AND EQUIPMENT                  2004              2004
                                            -------------     ------------

Land and land improvements..............    $         533     $        533
Buildings...............................            5,927            5,927
Computer equipment......................            4,072            4,030
Furniture and fixtures..................            2,322            2,285
                                            -------------     ------------

                                                   12,854           12,775
Less accumulated depreciation...........           (8,642)          (8,444)
                                            -------------     ------------

                                            $       4,212     $      4,331
                                            =============     ============

                                                     AS OF            AS OF
                                                 SEPTEMBER 30,       JUNE 30,
NOTE 9. ACCRUED EXPENSES                             2004             2004
                                                 ------------     ------------

Accrued payroll and related benefits.........    $      1,710     $      1,623
Accrued warranty and support costs...........             156              156
Other                                                   2,379            1,752
                                                 ------------     ------------


                                                 $      4,245     $      3,531
                                                 ============     ============




NOTE 10.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $135 thousand and $227 thousand for the three months ended September 30, 2004 and 2003, respectively.

On September 26, 2003, we closed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at September 30, 2004. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At September 30, 2004, the loan balance was $217 thousand.

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations as of September 30, 2004 are as follows (in thousands):

                                                                   YEAR ENDING JUNE 30,
                                                    --------------------------------------------------
                                                     2005       2006       2007       2008       2009    THEREAFTER   TOTAL
                                                    ------     ------     ------     ------     ------     ------     ------
SVB debt principal (1)                              $  217     $ --       $ --       $ --       $ --       $ --       $  217
SVB debt interest                                        5       --         --         --         --         --            5
Payment pursuant to building sale-and-leaseback        331        442        442        442        442      1,875      3,974
Capital leases (1)                                      21         12          7       --         --         --           40
Operating leases                                       420        328        266        234        232         58      1,538
Post-retirement benefits                                17         17         17         17         17         67        152
                                                    ------     ------     ------     ------     ------     ------     ------
  Total commitments                                 $1,011     $  799     $  732     $  693     $  691     $2,000     $5,926
                                                    ======     ======     ======     ======     ======     ======     ======

     (1) This amount is reported on the balance sheet as a liability.

Non-current capital lease obligations are as follows (in thousands):

                                                                  As of
                                                            September 30, 2004
                                                            ------------------
Gross capital lease obligations                                    $ 40
Less imputed interest                                               (4)
                                                                   ----
Present value of net minimum lease payments                          36
Less current portion                                                (24)
                                                                   ----
Non-current capital lease obligations                              $ 12
                                                                   ====

GUARANTEES. We have provided a guarantee that secures our rental payments at our Bristol, England location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is valid until the expiration of our lease on January 13, 2005. The maximum potential amount of future payments we could be required to make under this letter of credit as of September 30, 2004 is approximately $25 thousand.

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

From time to time we enter into indemnification agreements in our ordinary course of business with certain service providers, such as financial consultants, whereby we indemnify such service providers from claims, losses, damages, liabilities, or other costs or expenses arising out of or related to their services. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnity obligations.

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

The following table reconciles the changes in our warranty reserve for the three months ended September 30, 2004:

Balance at June 30, 2004.....................................     $  156
Net additions to warranty accrual for the three months
 ended September 30, 2004....................................        --
                                                                  ------
Balance at September 30, 2004................................     $  156
                                                                  ======

LINE OF CREDIT. We have a loan and security agreement with SVB under which we can access up to $2.5 million of financing in the form of a demand line of credit. Our borrowing capacity is limited to 80% of eligible accounts receivable. Interest on any borrowings is payable at prime and certain of our assets collateralize the line of credit. We are required to maintain certain financial ratios under the terms of the agreement, which will expire on August 30, 2006. As of September 30, 2004, we had no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants required under the line of credit.

LITIGATION. On June 29, 2004 AppForge, Inc. ("AppForge") filed a complaint against us in the United States District Court for the District of Delaware. An amended complaint was filed on August 12, 2004 joining Extended Systems of Idaho, Inc. ("ESI-Idaho") and four of our European subsidiaries. ESI-Idaho and AppForge are parties to a distribution and license agreement related to certain AppForge software. AppForge alleges that the defendant Extended Systems companies have used AppForge's technology and trademarks in a manner not authorized by the parties' agreement. We believe that our use and distribution of AppForge's software has been within the scope of the parties' agreement.

Since the parties' license agreement provides for arbitration of disputes, ESI-Idaho filed a demand for arbitration with the American Arbitration Association on August 3, 2004 seeking a declaration of the parties' respective rights and obligations. At the same time, in the Delaware action, the Extended Systems defendants have moved the Court for dismissal or a stay of the case, because the parties' license agreement provides that arbitration is the sole forum for resolution of disputes arising out of or related to the license and distribution agreement. Our four European subsidiaries have moved for dismissal of the case on the ground they are not subject to personal jurisdiction in Delaware.

We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.
We are also, from time-to-time, a party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

NOTE 11.  INCOME TAXES

For the three months ended September 30, 2004, we recorded income tax expense related primarily to foreign withholding taxes of $25 thousand. For the three months ended September 30, 2003, we recorded income tax expense related primarily to foreign withholding taxes of $27 thousand, and of this amount $4 thousand was associated with continuing operations and $23 thousand was associated with discontinued operations.

NOTE 12.  BUSINESS SEGMENT, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers.

We classify our product offerings into one operating segment, the adaptive mobility segment, which consists of products and services that extend enterprise applications to mobile and wireless environments. Our products in the adaptive mobility segment include enterprise mobility solutions, mobile device solutions and enterprise database solutions that we sell to enterprises, original equipment manufacturers, application developers, distributors and valued-added resellers.

Our headquarters is located in the United States. We have research and development facilities in the United States, United Kingdom and Canada. We conduct sales, marketing and customer service activities throughout the world, and we have sales offices in North America and Western Europe. The following table presents our geographic revenue information based on the location of the selling entity.

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ----------------------
     NET REVENUE FROM CONTINUING OPERATIONS:                 2004        2003
                                                          ----------------------
     North America ....................................     $4,401      $4,625
     Germany...........................................      2,079       1,340
     Other countries...................................      1,366       1,590
                                                          ----------------------
       Total net revenue from continuing operations....     $7,846      $7,555
                                                          ======================

Substantially all of our long-lived assets are in the United States.

No customer accounted for more than 10% of our net revenue from continuing operations in the three months ended September 30, 2004 or 2003.

NOTE 13. RESTRICTED STOCK

In our fiscal year ended June 30, 2004, the Company granted shares of restricted stock to employees and directors with a purchase price equal to $0.001 per share. The issuance of the restricted stock grants resulted in unamortized stock-based compensation based on the closing price of Extended Systems common stock on the date of the stock grants. This compensation is being amortized as a non-cash compensation charge as the restrictions lapse.

The Company amortizes non-cash stock compensation charges on a straight-line basis over the vesting period. The restricted stock awards granted to employees vest 100% on the first anniversary of the grant date. The restricted stock awards granted to directors vest in the amount of one-third on the first anniversary of the grant date and one-third in each of the following two years. If the director attends the required number of board meetings held during the year, the restrictions on his awards will lapse in full on the first anniversary of the grant date. If an employee or director terminates service before vesting is complete, the restricted stock is repurchased from the individual and any compensation expense previously recognized is reversed, thereby reducing the amount of stock-based compensation amortization during the period.

During the three months ended September 30, 2004 the Company recognized stock compensation expense of $148 thousand related to the above restricted stock grants. There was no compensation expense related to restricted stock grants in the three months ended September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview to give the reader management's perspective on our results for the first quarter of fiscal 2005 and our general outlook for the remainder of the current fiscal year. This is followed by a discussion of the critical accounting polices that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. We then provide an analysis of our liquidity and capital resources.

This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks, uncertainties and assumptions, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements include words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," "outlook," "could," "estimate," "project," "forecast," or similar expressions that are intended to identify forward-looking statements.

Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock" and "Liquidity, Capital Resources and Financial Condition". The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. All yearly references are to our fiscal years ended June 30, 2005 and 2004, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

OVERVIEW
--------

We are a leading provider of software and services that delivers solutions to help companies streamline their business processes and improve workforce productivity through mobilizing corporate applications and data. We also provide software and expertise that enable our mobile device manufacturer customers to accelerate their product development cycles and enhance the functionality of new products they bring to market. The users of our products are enterprise employees that complete their jobs or portions of their jobs outside of the company-owned facilities where they have traditionally accessed, viewed and updated information through wired networks. Also advancing the adoption of enterprise mobility solutions is the increased availability and capability of powerful mobile devices, such as PDAs, mobile phones and converged devices. Enterprises are increasingly realizing they can improve their competitiveness by mobilizing corporate information.

We believe a full understanding of our operating results for the first quarter of fiscal 2005 requires an understanding of how the mobility solutions market is evolving and how this evolution influences our company's performance. Although the mobility solutions market is still in the early phases of development, organizations are increasingly developing a mobile computing strategy as part of their plans to increase productivity, improve competitiveness and enhance customer relationships. However, the slow growth recovery occurring in most global economies continues to restrain information technology spending and has caused enterprises to focus spending on mobile technology investments that can achieve a 12 to 18 month payback. Many companies launch their mobile strategy with a mobile contacts, calendar, task and email application. Our mobile solution that meets this need, OneBridge Mobile Groupware, comprises the majority of our enterprise mobility software revenue, and revenue from this product was a significant element of our revenue in fiscal 2004 and the first quarter of fiscal 2005.

Device manufacturers are also evolving their products to address this growing enterprise mobility market. Notebooks, mobile phones and standard PDAs have been the dominant mobile infrastructure devices. However, as mobile device designers and marketers have launched campaigns to communicate the added value of smart phones and converged devices, adoption rates for these devices have increased. To address the growth in this market, the rapid product development cycles, and the demand for a robust feature set, device manufacturers have increasingly turned to third parties to provide the technology for short-range wireless connectivity products. Our mobile device solutions revenue declined in the first fiscal quarter of 2005 as handset manufacturers reduced the volume of shipments that included our products, and we also experienced declines in pricing. However, recent design wins for both mobile handsets and telematics products should result in increased revenue from these products in the second quarter of fiscal 2005.

We believe Europe has been the global leader in the deployment of wireless infrastructure. The coverage and data capacity of wireless networks developed more rapidly in Europe than in other global markets, and the market for mobility solutions has grown in Europe. We have a long operating history in Europe with offices in four countries and have gained market awareness and developed long-standing customer relationships. A significant portion of our revenue in the first fiscal quarter of 2005 was derived from European customers purchasing our enterprise mobility solutions and European device manufacturers introducing successful converged devices that contained our mobile device solutions products. Our first fiscal quarter occurs during the seasonally slow summer period in Europe and has traditionally been our lowest revenue quarter of our fiscal year for products marketed and sold in Europe.

In 1993, we introduced our first enterprise database products. We continue to market and sell these products to application developers and enterprises to support the data requirements of both mobile and traditional enterprise applications. Revenue from these products was essentially the same in the first quarter of fiscal 2005 as compared to the prior year's first quarter. Application developers that purchase our enterprise database products have required a solution that is stable, mature and priced competitively in the marketplace. We have developed an extensive network of resellers that market these products globally. As these products do not require heavy research and development investment or significant sales and marketing support, they have been an important source of positive cash flow to our company in the first quarter of fiscal 2005.

In the remaining quarters of fiscal 2005 we will continue to focus on revenue growth by generating more sales of our solutions to enterprise customers and mobile device manufacturers. We believe enterprise customers will move toward purchasing mobile applications that can have an immediate financial impact, such as those for field service, supply chain and logistics, healthcare, field sales and education. Enterprises will choose vendors with knowledge of workflows and business processes and those that can provide a business case for investment. We expect to compete directly with both larger companies that have significant resources and experience and smaller companies that focus on a particular mobile vertical. We also expect to experience longer sales cycles, which is typical for sales of larger, mission critical business applications.

Our operating expenses declined in the first fiscal quarter of 2005 as compared to the first quarter of last year by $1.4 million. However, the significant decline was due primarily to restructuring charges and costs associated with defending ourselves in a patent infringement case in the first quarter of last year that did not recur in first quarter of fiscal 2005. Without these expenditures, our operating expenses increased $227 thousand, while revenues increased $291 thousand in the first quarter of fiscal 2005 as compared to the prior year's first quarter. Due to the revenue growth and control of spending increases, we experienced both income from operations and net income in the first quarter of fiscal 2005.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates, assumptions and judgments that can have a material impact on our net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The policies described below are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. The audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004 contain our significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies we consider critical to an understanding of the consolidated financial statements are highlighted below.

REVENUE RECOGNITION
-------------------

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

At the time of the transaction we also assess whether or not collection is reasonably assured, based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. If we assessed collectability differently, the timing and amount of our revenue recognition may have differed materially from that reported.

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

We recognize revenue for support and maintenance services ratably over the contract term, which is usually 12 months, and we recognize revenue from training services as these services are performed. For professional services that involve significant implementation, customization, or modification of our software that is essential to the functionality of the software, we generally recognize both the service and related software license revenue over the period of the engagement, using the percentage-of-completion method. We recognize no more than 90% of the total contract amount until project acceptance is obtained. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, or where significant uncertainty about the project completion or customer acceptance exists, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete and accepted by the customer. If we were to make different judgments or utilize different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that previously reported.

BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLE ASSETS
----------------------------------------------------

We account for our purchases of acquired companies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and account for the related acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as "developed technologies," are amortized to expense over time, while in-process research and development costs ("IPR&D"), if any, are immediately expensed in the period the acquisition is completed. Identifiable intangible assets are currently amortized over a five year period using the straight-line method.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
----------------------------------------------

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

INCOME TAXES
------------

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of September 30, 2004 we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we made different judgments or utilized different estimates, the amount or timing of the valuation allowance recorded may have differed materially from that reported. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially impact our financial position and results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS
-------------------------------------------------

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

RESTRUCTURING
-------------

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

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION
-------------------------------------------------------------------

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly, during the quarters ended September 30, 2004 and 2003 translation adjustments of $185 thousand and $57 thousand, respectively, were recorded as additions to our accumulated other comprehensive loss. At September 30, 2004 and June 30, 2004, cumulative translation losses of approximately $1.7 million and $1.5 million were included as part of accumulated other comprehensive loss within our balance sheet. These translation losses have accumulated since we formed our first foreign subsidiary in 1991. Had we determined that the functional currency of our subsidiaries was the United States dollar, we would have computed a remeasurement gain or loss using a different method and such gain or loss would have been included in our results of operations for each of the periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies include the euro, the British pound sterling and Canadian dollar. Any future translation gains or losses could be significantly higher than those noted in each of these periods presented. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time or we sell or liquidate one of our subsidiaries, we would be required to include any translation gains or losses from the date of change in our statement of operations.

LEGAL CONTINGENCIES
-------------------

From time to time we may be involved in various legal proceedings and claims. Periodically, but not less than quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition.

RESULTS OF OPERATIONS
---------------------

CONTINUING OPERATIONS

The following table sets forth the selected condensed consolidated financial data, expressed as a percentage of total revenues for the three months ended September 30, 2004 and 2003:
                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        -------------------
                                                         2004         2003
                                                        ------       ------
Revenue:
     License fees and royalties ...................         74%          76%
     Services and other ...........................         26           24
                                                        ------       ------
         Total net revenue ........................        100          100
Costs and expenses:
     Cost of license fees and royalties ...........          1            1
     Cost of services and other ...................         11           15
     Amortization of purchased technology .........          1            3
     Research and development .....................         22           22
     Marketing and sales ..........................         43           42
     General and administrative ...................         17           16
     Restructuring charges ........................       --             14
     Patent litigation fees, license and settlement       --              8
     Non-cash stock compensation ..................          2         --
                                                        ------       ------
         Total costs and expenses .................         97          121
                                                        ------       ------
         Income (loss) from operations ............          3          (21)
Other income, net .................................       --              1
Interest expense ..................................         (2)        --
                                                        ------       ------
         Income (loss) before income taxes ........          1          (20)
Income tax provision ..............................       --           --
                                                        ------       ------
         Income (loss) from continuing operations .          1          (20)
Discontinued operations, net of tax:
         Income from discontinued operations ......       --              1
                                                        ------       ------
         Net income (loss) ........................          1%         (19)%
                                                        ======       ======

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue
-------

The following table presents our license, support and maintenance, and professional services revenue for the three months ended September 30, 2004 and 2003, and the percentage changes from the prior year.

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                   2004     % CHANGE      2003
                                                --------------------------------
Revenue:
     License fees and royalties...........      $   5,801       1%     $   5,771
     Support and maintenance..............          1,261      21          1,042
     Professional services and other......            784       6            742
                                                ---------              ---------
         Total net revenue................      $   7,846       4%     $   7,555
                                                ---------              ---------

We sell our adaptive mobility products to enterprises, original equipment manufacturers, application developers, distributors and valued-added resellers. No customer accounted for greater than 10% of revenue from continuing operations in the first quarters of fiscal 2005 or 2004.

LICENSE FEES AND ROYALTIES. The majority of our product license revenue consists of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer's licensing of a given software product for the first time or with a customer's purchase of the right to run a previously licensed product on additional computing capacity or by additional users. Our royalty revenue primarily consists of fees related to our OEM customers periodically increasing the number of units they are authorized to use of a licensed software product and are normally paid on a quarterly basis.

We classify our product offerings into one operating segment, the adaptive mobility segment, which consists of products and services that extend enterprise applications to mobile and wireless environments. Our products in the adaptive mobility segment include enterprise mobility solutions, mobile device solutions and enterprise database solutions.

The table below presents total net license fees and royalty revenue by product line and each product line's percentage of license fee and royalty revenue for the three months ended September 30, 2004 and 2003.

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------
                                                      %                  %
                                           2004   OF TOTAL    2003   OF TOTAL
                                        --------- -------- --------- --------
License fees and royalties:
    Enterprise Mobility Solutions       $  2,685     46%   $  2,350     41%
          % change from prior year           14%
    Mobile Device Solutions                1,489     26       1,778     31
          % change from prior year         (16)%
    Enterprise Database Solutions          1,627     28       1,643     28
          % change from prior year          (1)%
                                        --------- -------- --------- --------
           Total net revenue            $  5,801    100%   $  5,771    100%
                                        --------- -------- --------- --------


We sell our enterprise mobility products to corporate customers either directly through our field sales staff or through distributors, valued-added resellers and other channel partners. License revenue from our enterprise mobility products increased $335 thousand in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The increase in enterprise mobility product license revenue was the result of several factors, including a significant OEM sale of our enterprise XTNDConnect PC product. The revenue growth was also a result of our installed customer base rolling out additional licenses of our OneBridge Mobile Groupware application and sales of this product to new enterprise customers in both Europe and North America. We believe these customers purchased OneBridge Mobile Groupware because of its competitive total cost of ownership combined with the OneBridge platform design, which enables customers to roll out future mobile applications, such as mobile field service and mobile sales force automation applications on the same devices that receive e-mail.

We sell our mobile device products either directly or through distributors, primarily to original equipment manufacturers that supply the mobile handset and the telematics industries. License and royalty revenue from our mobile device products decreased $289 thousand in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The decline in revenue was due primarily to a lower level of royalties from a European handset manufacturer. Although our products continue to be licensed by the manufacturer, first quarter 2005 volumes and unit pricing were lower than the amounts for the previous year's comparable quarter. As this manufacturer introduces the next series of their handset that includes our products, we expect the volumes to increase in the second quarter of fiscal 2005. Offsetting this decline somewhat was $350 thousand of revenue related to products embedded in handsets that were shipped by our customers prior to the beginning of the first quarter of fiscal 2005. Revenue related to these shipments was not recognized previously, due to the lack of appropriate customer signatures on the license agreeements. This revenue was recorded in the first quarter of fiscal 2005.

Royalty revenue generated from sales to original equipment manufacturers has fluctuated from quarter to quarter in the past. We expect it will also fluctuate in future quarters, because demand in these markets is difficult to predict, as it is dependent upon the timing of customer projects and the effectiveness of their marketing efforts. Additionally, fluctuations can occur due to the nature of the arrangements with customers, which can vary between quarterly royalty payments that become due as devices are shipped by the manufacturer and initial one-time payments that allow the customer either unlimited or a capped number of licenses.

We sell our database products to enterprise customers and software developers who write applications utilizing our product's data management capabilities. License revenue from our enterprise database product lines in the first quarter of fiscal 2005 was approximately the same as the revenue recorded in the first quarter of fiscal 2004.

SUPPORT AND MAINTENANCE. Support and maintenance revenues are derived predominantly from our enterprise mobility products and represent the ratable recognition of fees to enroll customers in our software maintenance and support programs. Enrollment in these programs generally entitles customers to product enhancements, technical support services and ongoing updates for compatibility with new mobile devices and mobile device operating systems. These fees are generally charged annually, and, for software products sold directly to enterprises, have been in the range of 15% to 20% of the discounted price of the product. For software products sold through resellers that provide support directly to their customers, this range has been 11 to 14%. Software sold to mobile device solutions OEM customers generally does not include support or maintenance agreements, as technical issues are generally resolved before our software is embedded into our customers' devices and the sales transaction is completed.

Support and maintenance revenue increased 21% in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. This increase was the result of customers who had previously purchased our OneBridge products continuing support and maintenance combined with the ratable recognition of revenue from new support and maintenance contracts sold to customers purchasing our products for the first time in the first quarter of fiscal 2005. Our support and maintenance revenue depends on both our software license revenue and renewals of maintenance agreements by our existing customers. Our maintenance revenue has increased as a result of both new licenses and support and maintenance renewals. We expect that our support and maintenance revenue will increase or decrease as our license revenue increases or decreases.

PROFESSIONAL SERVICES. Professional services revenue is derived primarily from our work related to enterprise mobility products and consists of fees for consulting, product installations, training, and developing custom applications that utilize our middleware products such as OneBridge Mobile Data Suite. Professional services revenue is driven primarily by our customers purchasing services to aid them in developing software solutions for their mobile workforce. These services consist primarily of developing, testing and deploying custom mobile applications for field service, sales force automation and mobile consumer applications in both Europe and North America.

Professional services revenue in the first quarter of fiscal 2005 did not change significantly from the revenue we reported in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, our professional services group substantially completed a significant project for one of our European carrier partners to develop a mobile field service application for use by its workers. Although this project was completed, based on the current projects scheduled for the second quarter of fiscal 2005, we expect professional services revenue in the second quarter of fiscal 2005 to be approximately the same as the revenue in the first quarter of fiscal 2005.

We expect professional services revenue to increase in the remaining quarters of fiscal 2005, as more customers purchase services to develop custom applications; however, there can be no assurances that we will be successful in obtaining future professional services engagements. Although we expect an overall increase in the amount of billable hours of our professional services group, service revenue may fluctuate from quarter to quarter based on the amount of revenue we may be required to defer under our revenue recognition policy and the timing of services engagements.

International Revenue
---------------------

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our European-based sales force and channel partners, overseas original equipment manufacturers and a number of international distributors. Based on the region in which the customer resides, the table below presents total net revenue by region and each region's percentage of total net revenue for the three months ended September 30, 2004 and 2003.

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------------
                                                       %                    %
                                          2004     OF TOTAL    2003     OF TOTAL
                                        ----------------------------------------

North America ......................    $  3,290      42%    $  3,235      43%
    % change from prior year                   2%

Europe .............................       3,735      48%       3,225      43%
    % change from prior year                  16%

Asia Pacific and Rest of World .....         821      10%       1,095      14%
    % change from prior year                (25)%
                                        ---------  --------  ---------  --------
    Total net revenue ..............    $  7,846     100%    $  7,555     100%
                                        =========  ========  =========  ========

Sales to domestic customers remained essentially the same in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Sales in Europe grew $510 thousand in the first quarter of fiscal 2005 as compared to fiscal 2004. This growth was a result of increased license and professional services revenues from our enterprise mobility and database products sold to our European customers. Over the past several years we have made significant investments in our European-based pre-sales, sales, and technical support teams, and these investments have resulted in both obtaining new customers and increasing the amount of sales to existing customers. We believe the adoption rate of mobile devices and wireless infrastructure in Europe is more advanced than in North America and we are benefiting from our significant presence in this market. We have also developed an extensive network of resellers in Europe that market our products, particularly our OneBridge Mobile Groupware products, to a wide range of companies. These increases were offset somewhat by the decline in the sales of our mobile device solutions products to a major European handset manufacturer.

Additionally, the increase in revenue from our European customers was a result of the decrease in the strength of the U.S. dollar as compared to the euro and British pound sterling, which resulted in sales to our European customers invoiced in local currencies being greater in U.S. dollars than they would have been had the exchange rate remained constant. Total reported revenue, including revenue from our European customers invoiced in local currency, grew 4% between the first quarter of fiscal 2005 and the first quarter of fiscal 2004, but had the exchange rate for the U.S. dollar remained constant between those years, revenue would have been essentially the same in both quarters. We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future.

Our revenue from Asia Pacific and the rest of the world is primarily from our sales to OEM customers of our mobile device solution products. We also sell our enterprise mobility products in these regions through distributors and value-added resellers. We sell our products in these regions in U.S. dollars and do not have significant revenues derived from sales in foreign currencies from this region. In the first quarter of fiscal 2005 revenue from these regions declined $274 thousand. This decline reflects reduced shipments and purchases of our products by our OEM customers from Asia Pacific for inclusion in handsets manufactured in the region.

Cost of Revenue
---------------

The following table sets forth our costs of license fees and the royalties, technical support and professional services for the three months ended September 30, 2004 and 2003, and dollar and percentage change from the prior year:

                                                            Three Months Ended September 30,
                                                           ----------------------------------
                                                                         Change
                                                                    ----------------
                                                             2004      $        %       2003
                                                           -------  -------  -------  -------
Cost of licenses fees and royalties                        $    67  $  (15)    (18)%  $    82
  As a % of license fees and royalty revenue                    1%                         1%
Cost of technical support services                             467     (17)     (4)%      484
  As a % of support and maintenance revenue                    37%                        46%
Cost of professional services and other                        418    (201)    (32)       619
  As a % of professional services and other revenue            53%                        83%
                                                           -------  -------  -------  -------
  Total cost of revenue                                    $   952  $ (233)    (20)%  $ 1,185
                                                           =======  =======  =======  =======

COST OF LICENSE FEES AND ROYALTIES. The cost of license and royalty revenue consists primarily of royalties for the use of third-party software. The cost of license fees and royalties remained relatively constant due to the fixed cost nature of the licensing agreements we have arranged with third parties. As we introduce new products into the marketplace such as OneBridge Mobile Secure and OneBridge Mobile Sales, which incorporate technology from third parties, we expect the cost of license fees and royalties to increase as we increase the number of licenses we sell for these new products.

COST OF TECHNICAL SUPPORT SERVICES. The cost of technical support services consists primarily of compensation and benefits, third-party contractor costs and related expenses incurred in providing customer support. The increase in gross margin during the first quarter of fiscal 2005 compared to prior year's first quarter was due to an increase in support revenues resulting from new support and maintenance contracts and renewals of previous contracts. We expect increases in our cost of technical support services as our service revenue grows to support the deployment of enterprise mobility software solutions to additional new customers.

COST OF PROFESSIONAL SERVICES. The cost of professional services consists primarily of compensation and benefits incurred in providing services for building custom applications, training, consulting, installations and assisting with customer deployments. Professional services gross margin was 47% for the first quarter of fiscal 2005 as compared to 17% in the first quarter of fiscal 2004. The increased gross margin was the result of cost reductions related to a reduced number of professional services staff resulting from transfers to the research and development group or attrition. Additionally, we substantially completed a significant professional services engagement for a field services application that effectively optimized the resources of our European professional services organization and was completed at a gross margin higher than we have historically experienced.

We expect professional services revenue to grow in the remaining quarters of fiscal 2005 as more of our customers begin work on mobile applications projects. However, given the high level of fixed costs associated with the professional services group, an inability to generate sufficient services revenue to absorb these fixed costs could lead to lower or negative gross margins. We have also experienced fluctuations in our professional services revenue on a quarterly basis due to the timing of revenue recognition, which may be delayed due to specific contract terms. We expect our professional services revenue will continue to experience these fluctuations in the future.

Amortization of Purchased Technology
------------------------------------

The following table presents our amortization of purchased technology for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------
Amortization of purchased technology......    $    74        (61)%     $    189
   as a % of net revenue..................         1%                        3%

Amortization decreased in the first quarter fiscal 2005 as compared to the first quarter of fiscal 2004 as a result of the intangibles related to our acquisition of Rand Software Corporation and Oval (1415) Limited becoming fully amortized in the second quarter of fiscal 2004 and first quarter of fiscal 2005, respectively.

We expect a decrease in amortization of other intangibles in the remaining quarters of fiscal 2005 due to a portion of our purchased technology becoming fully amortized in the first quarter of fiscal 2005.

Research and Development Expenses
---------------------------------

The following table presents our research and development expenses for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.
                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------
Research and development..................    $ 1,710          3%      $  1,668
   as a % of net revenue..................        22%                       22%

Research and development expenses consist of compensation and benefits for our software developers and development support personnel, including software programmers, testing and quality assurance personnel, product managers and writers of technical documentation such as product manuals and installation guides. These expenses also include consulting costs, facility and communications costs, costs for software development tools and equipment, and the cost of training our outsourced quality assurance and technical support service provider. During the periods presented above, all software development costs have been expensed.

Research and development expenses were approximately the same in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. We expect research and development costs to increase in the remaining quarters of fiscal 2005 as we add additional resources to complete our planned new products and enhanced functionality of our existing products. We expect to incur these expenses through the recruiting and hiring of additional employees in our engineering departments, in addition to retaining offshore resources, primarily in India, to assist with the technical support, quality assurance and development activities.

Marketing and Sales Expenses
----------------------------

The following table presents our marketing and sales expenses for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------
Marketing and sales.......................    $ 3,384         6%        $ 3,194
   as a % of net revenue..................        43%                       42%

Marketing and sales expenses consist primarily of salaries for our sales, inside sales, marketing and technical sales staff, sales-related commissions and bonuses paid to our direct sales force, commissions to third-party distributors and other marketing-related expenses including trade shows, promotional materials, public relations and advertising.

The increased spending in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 is primarily the result of $120 thousand in increased sales salaries. These higher costs were the result of retaining more experienced sales leadership and increasing the experience level of the people who are accountable for the sales of our enterprise mobility solutions. Additionally, we incurred $37 thousand of increased travel costs for our sales and marketing organization and $32 thousand of additional bad debt expense. We also incurred $85 thousand of costs associated with the termination of the Vice President of North American Sales in the first quarter of fiscal 2005. The increases discussed above were partially offset by a $163 thousand decrease in our marketing expenses achieved both through a reduction in personnel and by reducing our participation in trade show and other marketing programs.

We expect marketing and sales expenses to increase in fiscal 2005 as a result of an expected increase in commissions paid caused by both an expected increase in revenue and changes to our sales commission plans that increase the commission rates as sales representatives increase cumulative sales totals in subsequent quarters and approach annual quota targets.

General and Administrative Expenses
-----------------------------------

The following table presents our general and administrative expenses for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------
General and administrative................    $ 1,376         17%       $ 1,181
   as a % of net revenue..................        17%                       16%

General and administrative expenses primarily consist of salaries and other personnel costs for our executive management, finance and accounting, management information systems, human resources and other administrative groups. Other expenses included in general and administrative expenses are fees paid for outside legal and accounting services, directors' and officers' insurance costs and SEC and NASDAQ listing fees.

General and administrative expenses increased $195 thousand in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. We incurred $67 thousand of increased personnel costs in our accounting and finance group primarily related to additional personnel engaged in readiness activities for compliance with Sarbanes-Oxley and an ongoing infrastructure software implementation. Additionally, the company instituted a bonus program to reward its key personnel for the achievement of targeted operating income and a $106 thousand accrual for this program is included in the first quarter of fiscal 2005.

Restructuring Charges
---------------------

The following table presents our restructuring charges for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------
Restructuring charges.....................    $   --          NM*       $ 1,068
   as a % of net revenue..................        --%                       14%

* percentage change not meaningful

We did not incur restructuring charges in the first quarter of fiscal 2005. We recorded approximately $1.1 million in workforce reduction costs during the first quarter of fiscal 2004 that consisted primarily of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, and the termination of ten employees from our marketing and sales, research and development, administration and operations groups. Of the terminated employees, seven were located in the United States and three were in Europe. The restructuring charge included $437 thousand of non-cash compensation resulting from the accelerated vesting of employee stock options.

A summary of accrued restructuring charges at September 30, 2004 is as follows:


                                                        WORKFORCE REDUCTION
                                                               COSTS
                                                        -------------------
Balance at June 30, 2004............................           $ 116
Costs incurred in first quarter of fiscal 2005......             --
Cash payments.......................................             (76)
                                                        -------------------
Balance at September 30, 2004.......................           $  40
                                                        ===================

Patent Litigation Fees, License and Settlement
----------------------------------------------

The following table presents our patent litigation, license and settlement expense for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------
Patent litigation fees, license and
   settlement.............................    $   --          NM*       $   569
   as a % of net revenue..................        --%                        8%

* percentage change not meaningful

In April 2002, Intellisync Corporation filed a patent infringement action against us in the U.S. District Court in Northern California. The action alleged that our XTNDConnect server and desktop synchronization products infringed on seven of Intellisync's synchronization-related patents. We incurred legal fees and other related costs in connection with defending this action. On March 4, 2004 we mutually agreed with Intellisync Corporation ("Intellisync"), formerly known as Pumatech, Inc., to settle the patent infringement lawsuit. Both companies agreed to settle all claims and to immediately terminate litigation proceedings. In connection with the settlement, we made a one-time payment to Intellisync of $2.0 million and received a license to certain Intellisync patents. This payment covers estimated past and future royalties on revenue related to our products shipped and covered under Intellisync's licensed patents. Both companies have agreed there will be no further patent litigation actions for a period of five years and that Intellisync will release all of our customers from any claims of infringement relating to their purchase and future use of our products. Included in the expense during the first quarter of fiscal 2004 is $569 thousand of legal and other costs to defend against the lawsuit.

Non-cash Stock Compensation
---------------------------

The following table presents our non-cash stock compensation expense for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------
Non-cash stock compensation...............    $   148         NM*       $   --
   as a % of net revenue..................         2%                       --%

* percentage change not meaningful

During fiscal 2004, we changed the compensation for the members of our Board of Directors to include annual grants of restricted stock. Additionally, we made restricted stock grants to certain of our employees in October 2003. These expenses reflect the charges related to the amortization of the related compensation expense over the period the stock vests.

In the remaining quarters of fiscal 2005, we expect these charges to decrease as the grants to employees fully vest in the second quarter of fiscal 2005. However, the decrease will be offset somewhat by future amortization expense related to additional annual grants of restricted stock to be made to the members of our Board of Directors.

Other Income (Expense)
----------------------

The following table presents our other income and expense for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------

Foreign currency exchange gain (loss).....    $  (83)          NM*)%    $    59
Interest income...........................        21           NM*            3
Net rental income.........................        68            45           47
Other net income (expense)................        (3)          NM*          (49)
                                              ---------------------------------
         Total other income (expense).....    $    3          (95)%     $    60
                                              ======                    =======

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

We recognized a foreign currency loss in the first quarter of fiscal 2005 primarily due to our intercompany balance forecasts differing from our projections in periods of currency volatility. We recognized a foreign currency gain in the first quarter of fiscal 2004 as a result of the decrease in the strength of the U.S. dollar at a time when we were not entering into foreign currency forward contracts. For additional information on our foreign currency exposure see Item 3 of this Form 10-Q.

Interest income increased in the first quarter of fiscal 2005 as compared to the same period last year due to an increase the amount of invested cash generated by the sale-and-leaseback of our headquarters building and the sale of excess real estate in the first half of fiscal 2004.

The increase in net rental income in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 is due primarily to an increase in rent received as a result of our leasing additional unused space at our headquarters facility in Boise, Idaho.

The decrease in other expense in the first quarter of fiscal 2005 as compared to the same period last year is due primarily to a decrease in sales and use tax expense that was recorded in the first quarter of fiscal 2004 in connection with a sales tax audit.

The amount of any foreign currency exchange gain or loss for the remainder of fiscal 2005 will depend upon currency volatility, the amount of our intercompany balances and our ability to accurately predict such balances, and whether we decide to enter into foreign currency forward contracts. We expect interest income and net rental income to remain relatively constant.

Interest Expense
----------------

The following table presents our interest expense for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------
Interest expense..........................    $   133         291%      $    34
   as a % of revenue......................         2%                       --%

Interest expense consists primarily of interest associated with the sale-and-leaseback of our headquarters land and building, which is accounted for as a financing transaction, and interest paid on the term debt that we assumed in connection with our acquisition of ViaFone in August 2002. Interest expense increased by approximately $99 thousand in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily as a result of entering into the sale-and-leaseback agreement.

Income Tax Provision
--------------------

The following table presents our income tax provision for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------

Income tax provision .....................    $    25         NM*       $     4
   as a % of income (loss) before taxes...        35%                       NM*

* percentage not meaningful

We recorded an income tax provision in the first quarters of fiscal 2005 and 2004 consisting primarily of foreign withholding taxes for which no credit is currently available against U.S. taxes due to our net loss position. We expect to record an income tax provision in the remaining quarters of fiscal 2005 related primarily to payments of foreign withholding taxes.

DISCONTINUED OPERATIONS
-----------------------

The following summarizes the results of discontinued operations:

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2004       % CHANGE       2003
                                              ---------------------------------


Net revenue...............................    $   --          NM*       $   140
Income from discontinued operations.......        --          NM*            41

* percentage not meaningful

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          2004         2003
                                                        ---------------------
Net cash provided (used) by operating
   activities.......................................    $   356      $  (426)

Net cash provided by operating activities in the first fiscal quarter of 2005 was primarily the result of our net income plus the adjustments to net income for non-cash expenses. Included in net income were non-cash charges for depreciation and amortization of $240 thousand, which declined from the prior year primarily as a result of assets becoming fully depreciated without replacement purchases. Also included were $149 thousand of non-cash charges for stock compensation related to the amortization of restricted stock grants made during fiscal 2004.

Net cash used by operating activities in the first quarter of fiscal 2004 was primarily the result of our net loss of $1.4 million. Included in the net loss were non-cash charges for depreciation and amortization of $446 thousand. Also included were non-cash charges for stock compensation of $437 thousand related to the termination of employees including the former CEO. In addition to these non-cash charges, accounts payable and accrued expenses increased by $648 thousand but this increase was partially offset by a decrease in deferred revenue of $414 thousand.

Accounts receivable, net of allowances, increased from $6.8 million June 30, 2004 to $6.9 million at September 30, 2004. This increase in accounts receivable is due to an increase in total net revenue. Our days sales outstanding for the quarter ended September 30, 2004 was approximately 80 days, the same as for the quarter ended June 30, 2004. We expect that our accounts receivable will increase in fiscal 2005 as a result of an expected increase in net revenue. Accounts receivable may also increase in the future if net revenue from international customers becomes a higher percentage of our net revenue.

NET CASH USED BY INVESTING ACTIVITIES

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          2004         2003
                                                        ---------------------
Net cash used by investing activities...............     $(444)       $(134)

Net cash used by investing activities in the first quarter of fiscal 2005 was related to expenditures for software and other expenses related to a project to upgrade our accounting and transactional infrastructure. We plan to incur aggregate capital expenditures of approximately $400,000 during the remainder of fiscal 2005, primarily for tenant improvements, software, system improvements and personal computers.

Net cash used by investing activities in the first quarter of fiscal 2004 was primarily the result of tenant improvement we were required to make to the subleased portion of the unused space at our headquarters building pursuant to the sublease agreements.

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          2004         2003
                                                        ---------------------
Net cash provided (used) by financing activities....      $(56)       $4,866

Net cash used for financing activities in the first quarter of fiscal 2005 was primarily the result of $114 thousand of payments made on term debt assumed as part of our acquisition of ViaFone in 2002. This use of cash was partially offset by $58 thousand of proceeds from the issuance of common stock under our stock option plans.

Net cash provided from financing activities in the first quarter of fiscal 2004 was generated primarily from the cash received in the sale-and-leaseback of our headquarters facility. On September 26, 2003, we closed the sale-and-leaseback transaction and received proceeds of $4.8 million, netting $4.6 million after deducting transaction costs. As part of the agreement, we entered into a 10-year master lease for the building with annual payments equal to approximately $442 thousand.

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

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnership such as entities often referred to as structured finance or special purpose entities ("SPEs") which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited proposes. As of September 30, 2004, we are not involved in any unconsolidated SPE transactions.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
---------------------------------------

We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $135 thousand and $227 thousand for the three months ended September 30, 2004 and 2003, respectively.

On September 26, 2003, we closed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at September 30, 2004. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price, or approximately $442 thousand. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At September 30, 2004, the loan balance was $217 thousand.

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations as of September 30, 2004 are as follows (in thousands):

                                                                   YEAR ENDING JUNE 30,
                                                    --------------------------------------------------
                                                     2005       2006       2007       2008       2009    THEREAFTER    TOTAL
                                                    ------     ------     ------     ------     ------     ------     ------
SVB debt principal (1)                              $  217     $ --       $ --       $ --       $ --       $ --       $  217
SVB debt interest                                        5       --         --         --         --         --            5
Payment pursuant to building sale-and-leaseback        331        442        442        442        442      1,875      3,974
Capital leases (1)                                      21         12          7       --         --         --           40
Operating leases                                       420        328        266        234        232         58      1,538
Post-retirement benefits                                17         17         17         17         17         67        152
                                                    ------     ------     ------     ------     ------     ------     ------
  Total commitments                                 $1,011     $  799     $  732     $  693     $  691     $2,000     $5,926
                                                    ======     ======     ======     ======     ======     ======     ======

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

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. As of September 30, 2004, we had forward contracts with a nominal value of $12.9 million in place against the euro, Canadian dollar and British pound sterling, which matured within 30 days. We had no forward contracts in place as of September 30, 2003. We recognized a net currency exchange loss of $83 thousand for the quarter ended September 30, 2004 and a net currency exchange gain of $59 thousand for the quarter ended September 30, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

WE HAVE A RECENT HISTORY OF LOSSES AND MAY CONTINUE TO GENERATE LOSSES IN FISCAL 2005.

Since the third quarter of the fiscal year ended June 30, 1999, we have devoted significant financial resources to the research and development of, and marketing and sales for, our adaptive mobility software products and, as a result, we have generated operating losses. We intend to continue to devote significant financial resources to product development and to marketing and sales activities. Our ability to reach break-even from operations and our ability to reach profitability and positive cash flow from operations in subsequent periods, will depend on a number of factors, including:

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

WE ARE ADVANCING OUR ENTERPRISE MOBILITY SOLUTIONS PRODUCT LINE, WHICH CURRENTLY DERIVES ITS REVENUES PRIMARILY FROM PERSONAL INFORMATION MANAGEMENT AND E-MAIL APPLICATIONS, BY INCREASING THE EMPHASIS ON MOBILE APPLICATIONS, INCLUDING LINE OF BUSINESS APPLICATIONS FOR FIELD SERVICE, SALES FORCE AUTOMATION AND OTHER CUSTOM APPLICATIONS. IF WE ARE UNABLE TO COMPLETE THIS PROGRESSION, OUR OPERATING RESULTS COULD BE HARMED.

o CHANGES IN OUR PARTNERING AND GO-TO-MARKET STRATEGY. To effectively compete in mobile line of business applications we need to partner with independent software vendors and system integrators that have knowledge of the specific industries and workflows for the targeted vertical applications. One of our core capabilities is our knowledge of how mobile access to corporate information can impact and improve the productivity of mobile workers. To achieve a successful partnering arrangement we must attract the business interests of these prospective partners and coordinate the efforts of our marketing, sales and professional services organizations. These tasks are complicated and involve many people and processes. If we fail to attract these partners or effectively coordinate these efforts we will not be able to broaden the acceptance of our mobile middleware platform into other applications and would remain dependent on revenue from PIM and e-mail applications, which we believe could be subject to price erosion in the marketplace.

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

MARKETS FOR OUR PRODUCTS ARE BECOMING INCREASINGLY COMPETITIVE, WHICH COULD RESULT IN LOWER PRICES FOR OUR PRODUCTS OR A LOSS OF MARKET SHARE.

We may not compete successfully against current or future competitors, some of whom have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources. We expect increasing price pressure for several of our products including our mobile PIM and e-mail applications and IrDA and Bluetooth products as these technologies become more commodity oriented and less differentiated in the marketplace. Increased competition may result in price reductions, reduced margins, loss of market share and a change in our business and marketing strategies, any of which could harm our business. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend the market acceptance of our products. Price concessions or the emergence of other pricing or distribution strategies by our competitors or us may diminish our revenue.

DEFECTS IN OUR SOFTWARE PRODUCTS, INCLUDING OUR NEWLY RELEASED ONEBRIDGE PRODUCTS, COULD RESULT IN A LOSS OF REVENUES, DECREASED MARKET ACCEPTANCE, INJURY TO OUR REPUTATION AND PRODUCT LIABILITY CLAIMS.

The software products we offer, particularly our enterprise mobility software, are inherently complex. Significant technical challenges arise with our products because our customers purchase and deploy our products across a wide variety of mobile device hardware types and operating systems, operate over various carrier networks and interface into a wide variety of enterprise scale applications and data configurations. This risk increases when we release new products or make significant enhancements to our existing products or where we have limited experience with new or complex customer environments. We have not experienced substantial, unresolved problems to date; however, customers have in the past and may in the future experience delays and difficulties when deploying our products into large, complex and variable environments. Product deployment issues can arise from a customer's configuration of their load balancing, clustering, authentication profiles or the data structures of their IBM Lotus Domino or Microsoft Exchange Server systems and may require professional services to resolve these issues. Despite quality control processes and testing by our current and potential customers, and us we cannot be sure that errors will not be found in current versions, new products or enhancements of our products after commencement of commercial shipments.

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

WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002.

The Sarbanes-Oxley Act of 2002 (the "Act") introduced new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. We expect to dedicate significant time and resources during fiscal 2005 to ensure compliance. There can be no assurance that we will be successful in our efforts to comply with
Section 404 of the Act. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT. THE TIMING OF LARGE ORDERS IS MORE UNPREDICTABLE. OUR EXPENSES ARE RELATIVELY FIXED IN THE SHORT-TERM AND UNPREDICTABLE REVENUE SHORTFALLS COULD DISPROPORTIONATELY AND ADVERSELY AFFECT OPERATING RESULTS.

Our quarterly operating results have fluctuated in the past and may continue to do so in the future. As we increase our focus on sales to large enterprises and increase our sales through independent software vendors, the lack of predictability of our sales cycle will increase. The time required to close orders remains difficult to accurately predict as a result of the overall economic conditions, cautious capital spending by businesses and the complexities of selling to large enterprises. In contrast, our expense levels are relatively fixed in the near term and based, in part, on our revenue expectations. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust personnel and other expenditures to compensate for the shortfall on a rapid basis.

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

CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of mobility software products and to take advantage of efficiencies and economies of scale. In fiscal 2004 our competitors completed acquisitions including but not limited to the following examples: Intellisync Corporation acquired Synchrologic, Sybase, Inc. acquired XcelleNet, Inc., Broadcom Corporation acquired Widcomm, Inc. and Infowave Software Inc. acquired Telispark Inc. Changes resulting from these and other consolidations may harm our competitive position. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire.

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

The enterprise mobile application market is still developing and enterprises are exploring the benefits of mobilizing corporate information including their mission critical applications. Mobile contacts, calendar and e-mail are becoming more generally accepted mobile applications, however, our customers and potential customers have not traditionally mobilized their other enterprise applications. As this is a relatively new market, we cannot be certain that this market will develop and grow. We expect that we will continue to need to pursue intensive marketing and selling efforts to educate prospective customers about the benefits to their operations through use of our products. This could cause our sales and marketing expenses to increase without a corresponding increase in revenues.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AGAINST CURRENT AND POTENTIAL COMPETITORS.

Our markets are increasingly competitive and our competitors are some of the largest software providers in the world. As the markets for adaptive mobility products grow, we expect competition from both existing and new competitors to intensify. We compete with:

o mobile data management companies, including IBM, iAnywhere (a Sybase company), Infowave, JP Mobile, Microsoft, Intellisync and RIM;
o application mobilization companies, including Everypath, iAnywhere, Microsoft, and Oracle;
o mobile enterprise solutions companies, including Aether Systems, Dexterra, and Infowave;

o client/server database providers, including Borland, Microsoft, Oracle and Pervasive Software;
o mobile connectivity companies, including IVT Corporation, Agilent, EMBEDnet, CSR, Broadcom, Stonestreet One, Link Evolution and Open Interface North America; and
o internal research and development departments of original equipment manufacturers, many of whom are our current customers.

To date, our solutions have been differentiated from our competitors based on total cost of ownership, interoperability, performance and reliability. We may not be able to maintain our competitive position against current and potential competition, particularly competitors that have longer operating histories and significantly greater financial, technical, marketing, sales and other resources than we do and therefore may be able to respond more quickly than us to the new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. These competitors may be able to undertake more extensive promotions activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Additionally, if existing or new competitors were to merge or form strategic alliances, our market share may be reduced or pressure may be put on us to reduce prices resulting in reduced revenue and margins. These and other competitive factors could result in price reductions, reduced revenues and gross margins and lost market share and an inability to expand into new markets and industries, any one of which could materially affect our results of operations.

THE SUCCESS OF OUR BUSINESS MAY DEPEND ON US IDENTIFYING AND SECURING ADDITIONAL SOURCES OF FINANCING, WHICH SOURCES MAY NOT BE AVAILABLE WHEN NEEDED OR MAY NOT BE AVAILABLE ON FAVORABLE TERMS.

We believe our existing working capital, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of September 30, 2004, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $12.5 million. We ceased amortizing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize approximately $502 thousand of net identifiable intangibles in the remainder of fiscal 2005 and fiscal 2006 through 2009. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Such impairment and any resulting write-off could have a negative impact on our results of operations in the period goodwill or other identifiable intangibles are written off.

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

Companies in the software industry resort to litigation over intellectual property rights and there has been a substantial amount of litigation in the software industry regarding intellectual property rights. During fiscal 2004 we settled an intellectual property dispute that required a significant amount of company resources. It is possible in the future that third parties may claim that our current or potential future products infringe their intellectual property. If a court finds that we infringe on the intellectual property rights of any third party, we could be subject to liabilities, which could harm our business. As a result, we might be required to seek licenses from other companies or to refrain from using, manufacturing or selling specific products or using specific processes. Holders of patents and other intellectual property rights may not offer licenses to use their patents or other intellectual property rights on acceptable terms, or at all. Failure to obtain these licenses on commercially reasonable terms or at all could harm our business.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE.

In the first quarter of fiscal 2005, based on the region where the customer resides, almost 50% of our revenue was generated from international sales. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

o    changes in regulatory requirements and resulting costs;
o    export license requirements;
o    export restrictions, tariffs, taxes and other trade barriers;
o potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;
o    longer collection and payment cycles than those in the United States;
o    difficulty in staffing and managing international operations; and
o political and economic instability, including the threat or occurrence of military and terrorist actions and enhanced national security measures.

One or more of these risks could harm our future overseas research operations and international sales and support. If we are unable to manage these risks of doing business internationally, our results could suffer.

OUR BUSINESS MAY BE HARMED IF OUR PROFESSIONAL SERVICES ORGANIZATION DOES NOT GENERATE AN ACCEPTABLE PROFIT LEVEL, INCURS COSTS IN EXCESS OF AMOUNTS BILLABLE TO CUSTOMERS OR IF OUR PROFESSIONAL SERVICE REVENUE INCREASES AS A PERCENTAGE OF TOTAL REVENUES.

Our professional services business is subject to a variety of risks including:

o we may be unable to accurately predict staffing requirements and therefore the expense of fulfilling our service contracts may be greater than we anticipate;
o we may have an inappropriate level of resources dedicated to the professional services business in relation to the number of projects we are able to sell, resulting in a low utilization rate of resources;
o we may enter into professional services engagements that are complex and for which it is difficult to estimate resource requirements and costs due to the nature and scope of the engagement and the need to integrate our work product with the products of other contractors retained by our customers; and
o we have and may in the future enter into contractual arrangements with our professional services customers that subject us to damages and other liabilities if our work product does not conform to the agreed specification.

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

We realize lower margins on our professional service revenue than on license revenue. As a result, if professional service revenue increases as a percentage of total revenue our gross margins may decline and our operating results may be adversely affected.

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

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first quarter of fiscal 2005, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, our net loss would have been increased by approximately $743 thousand. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 3 of "Notes to Condensed Consolidated Financial Statements" for a more detailed presentation of accounting for stock-based compensation plans. If we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

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

SOME ANTI-TAKEOVER PROVISIONS CONTAINED IN OUR CERTIFICATE OF INCORPORATION, BYLAWS AND RIGHTS PLAN, AS WELL AS PROVISIONS OF DELAWARE LAW, COULD IMPAIR A TAKEOVER ATTEMPT.

We have provisions in our certificate of incorporation and bylaws, that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

o dividing our board of directors into three classes, each serving a staggered three-year term;
o authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to its common stock;
o    granting dividend and other rights superior to its common stock;
o limiting the liability of, and providing indemnification to, directors and officers;
o requiring advance notice of stockholder proposals for business to be conducted at meetings of stockholders and for nominations of candidates for election to our Board of Directors;
o specifying that stockholders may take action only at a duly called annual or special meeting of shareholders.

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

o integration of acquired technologies with our existing products and technologies;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of September 30, 2004, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the United States dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. As of September 30, 2004, we had forward contracts with a nominal value of approximately $12.9 million, which matured within 30 days, in place against the euro, Canadian dollar, and British pound sterling. We had no forward contracts in place as of September 30, 2003. We recognized a net currency exchange loss of $83 thousand for the quarter ended September 30, 2004 and a net currency exchange gain of $59 thousand for the quarter ended September 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures" as defined in Rules 13a -15(e) and 15d -15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls and Procedures"). Our Disclosure Controls and Procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls and Procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted, however, that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on an evaluation of the Company's Disclosure Controls and Procedures performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, such officers have concluded that the Disclosure Controls and Procedures are effective.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

During the first quarter of fiscal 2005 we repurchased 4,159 shares of restricted common stock that were issued to employees subject to a right of repurchase by the Company if an individual's employment with the Company terminated prior to full vesting of such stock. As of September 30, 2004 there were 142,031 shares of our restricted common stock issued to our employees and directors that were subject to repurchase prior to vesting. Below is a table showing the amount of our common stock repurchases for each month of the first quarter of fiscal 2005:

                                                                 (c) Total Number of      (d) Maximum
                                                                 Shares Purchased as    Number of Shares
                                                                  Part of Publicly      that May Yet be
                         (a) Total Number    (b) Average Price    Announced Plans     Purchased Under the
    Period             of Shares Purchased     Paid per Share       or Programs         Plans or Programs
---------------------------------------------------------------------------------------------------------
July 1-31, 2004                2,225                $.001                --                    --
August 1-31, 2004              1,609                $.001                --                    --
September 1-30, 2004             325                $.001                --                    --
                             -------
  Total                        4,159                $.001                --                    --


ITEM 6.  EXHIBITS

(A)      EXHIBITS

EXHIBIT NUMBER                       DESCRIPTION
--------------                       -----------
     3.1          Restated Certificate of Incorporation. (1)
     3.2          Restated Bylaws. (2)
    10.56         Separation Agreement between the Company and David Willis. *
     31 Certification of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
     32           Certification of Executive Officers pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission on March 4, 1998.

(2) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1998.

*    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on November 15, 2004.


                                       EXTENDED SYSTEMS INCORPORATED

                                       By: /s/ CHARLES W. JEPSON
                                           ---------------------------
                                           CHARLES W. JEPSON
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER