Form 10-Q/A
period 2004-09-30
EXTENDED SYSTEMS INC
filed 2005-01-26
CIK 1051490

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ______________________


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ___________ TO ___________


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



                    5777 NORTH MEEKER AVENUE, BOISE, ID 83713
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



       Registrant's telephone number, including area code:   (208) 322-7575
                                                            -----------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes [_]    No [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).             Yes [_]    No [X]

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2004, was 15,097,542.

================================================================================

                                EXPLANATORY NOTE

On November 15, 2004 we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Original Report") with the Securities and Exchange Commission. We are filing this Amendment No. 1 to the Original Report to amend Note 1 of Notes to Consolidated Financial Statements for the three months ended September 30, 2004 and 2003 to remove references to the financial statements being unreviewed, and to amend items in Part I and Part II to correct typographical errors. Each item that has been amended has been reproduced in its entirety in this Amendment No. 1. Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

Generally, no attempt has been made in this Amendment No. 1 to modify or update disclosures presented in the Original Report other than the amendments noted above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

                          EXTENDED SYSTEMS INCORPORATED

                                   FORM 10-Q/A

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------
           Condensed Consolidated Balance Sheets as of
           September 30, 2004 (unaudited) and June 30, 2004 ...............    4

           Condensed Consolidated Statements of Operations
           for the Three Months Ended September 30, 2004
           and 2003 (unaudited) ...........................................    5

           Condensed Consolidated Statements of Comprehensive
           Loss for the Three Months Ended September 30, 2004
           and 2003 (unaudited) ...........................................    5

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended September 30, 2004 and
           2003 (unaudited) ...............................................    6

           Notes to Condensed Consolidated Financial Statements ...........    7



Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations ............................   14
           -----------------------------------



PART II.   OTHER INFORMATION

Item 6.    Exhibits .......................................................   39
           --------


           SIGNATURES .....................................................   40

           CERTIFICATIONS .................................................   41

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

                                                                            SEPTEMBER 30,      JUNE 30,
                                                                                2004             2004
                                                                            ------------     ------------
ASSETS
Current:
   Cash and cash equivalents ...........................................    $      7,121     $      7,225
   Receivables, net of allowances of $469 and $446 .....................           6,939            6,772
   Prepaid and other ...................................................           1,318            1,449
                                                                            ------------     ------------
      Total current assets .............................................          15,378           15,446
Property and equipment, net ............................................           4,212            4,331
Construction in progress ...............................................             783              384
Goodwill ...............................................................          12,489           12,489
Intangibles, net .......................................................             502              576
Other long-term assets .................................................             128              130
                                                                            ------------     ------------
      Total assets .....................................................    $     33,492     $     33,356
                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable ....................................................    $      1,152     $      1,664
   Accrued expenses ....................................................           4,245            3,531
   Deferred revenue ....................................................           3,624            3,569
   Accrued restructuring ...............................................              40              116
   Current portion of long-term debt ...................................             217              325
   Current portion of capital leases ...................................              24               25
                                                                            ------------     ------------
      Total current liabilities ........................................           9,302            9,230

Non-current:
   Long-term debt ......................................................           4,800            4,800
   Capital leases ......................................................              12               17
   Other long-term liabilities .........................................             153              153
                                                                            ------------     ------------
      Total non-current liabilities ....................................           4,965            4,970
                                                                            ------------     ------------
      Total liabilities ................................................          14,267           14,200

Commitments and contingencies--Note 10

Stockholders' equity:
   Preferred stock; $0.001 par value per share, 5,000 shares authorized;
      no shares issued or outstanding ..................................              --               --
   Common stock; $0.001 par value per share, 75,000 shares authorized;
      15,098 and 15,078 shares issued and outstanding ..................              15               15
   Additional paid-in capital ..........................................          48,045           48,005
   Treasury stock; $0.001 par value per share, 4 and 0 common shares ...              --               --
   Accumulated deficit .................................................         (27,087)         (27,134)
   Unamortized stock-based compensation ................................             (64)            (231)
   Accumulated other comprehensive loss ................................          (1,684)          (1,499)
                                                                            ------------     ------------
      Total stockholders' equity .......................................          19,225           19,156
                                                                            ------------     ------------
      Total liabilities and stockholders' equity .......................    $     33,492     $     33,356
                                                                            ============     ============

                 The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -----------------------------
                                                                                2004             2003
                                                                            ------------     ------------
Revenue:
   License fees and royalties ..........................................    $      5,801     $      5,771
   Services and other ..................................................           2,045            1,784
                                                                            ------------     ------------
      Total net revenue ................................................           7,846            7,555
Costs and expenses:
   Cost of license fees and royalties ..................................              67               82
   Cost of services and other ..........................................             885            1,103
   Amortization of identifiable intangibles ............................              74              189
   Research and development ............................................           1,710            1,668
   Marketing and sales .................................................           3,384            3,194
   General and administrative ..........................................           1,376            1,181
   Restructuring charges ...............................................              --            1,068
   Patent litigation fees, license and settlement ......................              --              569
   Non-cash stock compensation .........................................             148               --
                                                                            ------------     ------------
      Total costs and expenses .........................................           7,644            9,054
                                                                            ------------     ------------
      Income (loss) from operations ....................................             202           (1,499)
Other income, net ......................................................               3               60
Interest expense .......................................................            (133)             (34)
                                                                            ------------     ------------
      Income (loss) before income taxes ................................              72           (1,473)
Income tax provision ...................................................              25                4
                                                                            ------------     ------------
      Income (loss) from continuing operations .........................              47           (1,477)
Discontinued operations, net of tax:
      Income from discontinued operations ..............................              --               41
                                                                            ------------     ------------
      Net income (loss) ................................................    $         47     $     (1,436)
                                                                            ============     ============

Basic and diluted earnings (loss) per share:
   Earnings (loss) from continuing operations ..........................    $       0.00     $      (0.11)
   Earnings from discontinued operations ...............................            0.00             0.01
                                                                            ------------     ------------
Net earnings (loss) per share ..........................................    $       0.00     $      (0.10)
                                                                            ============     ============

Number of shares used in per share calculations:
   Basic ...............................................................          15,089           14,011
   Diluted .............................................................          15,317           14,011


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)                                                                      THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -----------------------------
                                                                                2004             2003
                                                                            ------------     ------------
Net income (loss).......................................................    $         47     $     (1,436)
Change in currency translation..........................................            (185)             (57)
                                                                            ------------     ------------
   Comprehensive loss...................................................    $       (138)    $     (1,493)
                                                                            ============     ============

                 The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -----------------------------
                                                                                2004             2003
                                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................    $         47     $     (1,436)
   Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
      Provision for bad debts ..........................................              11               21
      Depreciation and amortization ....................................             240              446
      Stock compensation ...............................................             148              437
      Changes in assets and liabilities:
         Receivables ...................................................            (149)            (100)
         Prepaid and other assets ......................................             (16)             (28)
         Accounts payable and accrued expenses .........................              39              648
         Deferred revenue ..............................................              36             (414)
                                                                            ------------     ------------
              Net cash provided (used) by operating activities..........             356             (426)
                                                                            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................            (444)            (153)
   Other investing activities ..........................................              --               19
                                                                            ------------     ------------
              Net cash used by investing activities ....................            (444)            (134)
                                                                            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale-and-leaseback of building ........................              --            4,800
   Proceeds from the issuance of common stock ..........................              58              180
   Payments on long-term debt and capital leases .......................            (114)            (114)
                                                                            ------------     ------------
              Net cash provided (used) by financing activities .........             (56)           4,866
   Effect of exchange rate changes on cash .............................              40                3
                                                                            ------------     ------------
   Net increase (decrease) in cash and cash equivalents ................            (104)           4,309

CASH AND CASH EQUIVALENTS:
   Beginning of period .................................................           7,225            3,502
                                                                            ------------     ------------
   End of period .......................................................    $      7,121     $      7,811
                                                                            ============     ============

                 The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(unaudited)


NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include Extended Systems Incorporated, a Delaware corporation, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Tabular amounts are in thousands, except years, percentages and per share amounts.

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

We have a history of incurring losses from operations and have an accumulated deficit of approximately $27.1 million as of September 30, 2004. For the three months ended September 30, 2004, we recorded income from operations of approximately $202 thousand and positive cash flows from operations of approximately $356 thousand. At September 30, 2004, we had cash and cash equivalents of $7.1 million. We believe our existing working capital and borrowing capacity will be sufficient to fund our anticipated working capital and capital expenditure requirements through at least September 30, 2005.

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

Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the impact of their inclusion would have been antidilutive for the three months ended September 30:

                                                         2004          2003
                                                     ------------  ------------
Stock options......................................         2,433         3,314
Warrants...........................................            35            35

RECLASSIFICATIONS. We have reclassified certain prior year amounts to conform to the current year presentation, including a reclassification between components of income (loss) from operations, between components of current assets and between components of current liabilities. These reclassifications had no impact on net income (loss), income (loss) from operations, total costs and expenses, total current assets or total current liabilities for the periods presented.

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

Had we elected to recognize stock-based compensation expense based on the grant date fair value as prescribed by SFAS No. 123, our net loss would have been equal to the pro forma amounts indicated below for the three months ended September 30:
                                                         2004          2003
                                                     ------------  ------------
Net income (loss), as reported.....................  $         47  $     (1,436)
Add:  Stock-based compensation included in
      reported net income (loss)...................           148           437
Less: Stock-based compensation determined under
      SFAS No. 123.................................          (891)       (1,136)
                                                     ------------  ------------
Pro forma net loss ................................  $       (696) $     (2,135)
                                                     ============  ============

Basic and diluted earnings (loss) per share:
      As reported..................................  $       0.00  $      (0.10)
      Pro forma....................................  $      (0.05) $      (0.15)

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

                                                         2004          2003
                                                     ------------  ------------
Risk-free interest rate:
    Option plans...................................          4.13%         4.04%
    Purchase plan..................................            --            --

Expected life in years:
    Option plans...................................           7.6           7.6
    Purchase plan..................................            --            --

Volatility factor:
    Option plans...................................          99.1%        101.7%
    Purchase plan..................................            --            --

Dividend yield.....................................            --            --

Weighted average fair value:
    Option plans...................................         $3.20         $4.28
    Purchase plan..................................            --            --


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

The following summarizes the results of discontinued operations for the three months ended September 30:
                                                         2004          2003
                                                     ------------  ------------
Net revenue........................................      $  --         $ 140
Gross profit.......................................         --            69
Income tax provision...............................         --            23
Income from discontinued operations, net of taxes..      $  --         $  41
Earnings per share from discontinued operations:
    Basic and diluted..............................      $  --         $ .01


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

A summary of accrued restructuring charges at September 30, 2004 is as follows:


                                                     WORKFORCE REDUCTION COSTS
                                                     --------------------------
Balance at June 30, 2004...........................            $ 116
Costs incurred in first quarter of fiscal 2005.....               --
Cash payments......................................              (76)
                                                     --------------------------
Balance at September 30, 2004......................            $  40
                                                     ==========================

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

Other identifiable intangible assets consist of the following (in thousands):

                                               AS OF SEPTEMBER 30, 2004                         AS OF JUNE 30, 2004
                                    ------------------------------------------       ------------------------------------------
                                       GROSS                                            GROSS
                                      CARRYING     ACCUMULATED                         CARRYING     ACCUMULATED
                                       AMOUNT      AMORTIZATION       NET               AMOUNT      AMORTIZATION       NET
                                    ------------   ------------   ------------       ------------   ------------   ------------
Purchased technology ............   $      3,691   $     (3,236)  $        455       $      3,691   $     (3,165)  $        526
Customer relationships...........             80            (33)            47                 80            (30)            50
Non-compete covenants ...........              6             (6)            --                  6             (6)            --
Other ...........................              6             (6)            --                  5             (5)            --
                                    ------------   ------------   ------------       ------------   ------------   ------------
Total ...........................   $      3,783   $     (3,281)  $        502       $      3,782   $     (3,206)  $        576
                                    ============   ============   ============       ============   ============   ============

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

                                                        AS OF         AS OF
                                                     SEPTEMBER 30,   JUNE 30,
NOTE 7.   RECEIVABLES                                    2004          2004
                                                     ------------  ------------

Accounts receivable................................  $      7,408  $      7,218
Allowance for doubtful accounts and product returns          (469)         (446)
                                                     ------------  ------------
                                                     $      6,939  $      6,772
                                                     ============  ============


                                                        AS OF         AS OF
                                                     SEPTEMBER 30,   JUNE 30,
NOTE 8.   PROPERTY AND EQUIPMENT                         2004          2004
                                                     ------------  ------------

Land and land improvements.........................  $        533  $        533
Buildings..........................................         5,927         5,927
Computer equipment.................................         4,072         4,030
Furniture and fixtures.............................         2,322         2,285
                                                     ------------  ------------
                                                           12,854        12,775
Less accumulated depreciation......................        (8,642)       (8,444)
                                                     ------------  ------------
                                                     $      4,212  $      4,331
                                                     ============  ============

                                                        AS OF         AS OF
                                                     SEPTEMBER 30,   JUNE 30,
NOTE 9. ACCRUED EXPENSES                                 2004          2004
                                                     ------------  ------------

Accrued payroll and related benefits...............  $      1,710  $      1,623
Accrued warranty and support costs.................           156           156
Other                                                       2,379         1,752
                                                     ------------  ------------
                                                     $      4,245  $      3,531
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

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations as of September 30, 2004 are as follows (in thousands):

                                                       YEAR ENDING JUNE 30,
                                   --------------------------------------------------------------
                                      2005         2006         2007         2008         2009      THEREAFTER     TOTAL
                                   ----------   ----------   ----------   ----------   ----------   ----------   ----------
SVB debt principal (1) ..........  $      217          $--          $--          $--          $--   $       --   $      217
SVB debt interest ...............           5           --           --           --           --           --            5
Payment pursuant to building
   sale-and-leaseback ...........         331          442          442          442          442        1,875        3,974
Capital leases (1) ..............          21           12            7           --           --           --           40
Operating leases ................         420          328          266          234          232           58        1,538
Post-retirement benefits ........          17           17           17           17           17           67          152
                                   ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total commitments .............  $    1,011   $      799   $      732   $      693   $      691   $    2,000   $    5,926
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1)  This amount is reported on the balance sheet as a liability.

Non-current capital lease obligations are as follows (in thousands):

                                                           AS OF
                                                     SEPTEMBER 30, 2004
                                                     ------------------
Gross capital lease obligations                                   $  40
Less imputed interest                                                (4)
                                                     ------------------
Present value of net minimum lease payments                          36
Less current portion                                                (24)
                                                     ------------------
Non-current capital lease obligations                             $  12
                                                     ==================

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

The following table reconciles the changes in our warranty reserve for the three months ended September 30, 2004:

Balance at June 30, 2004...........................  $        156
Net additions to warranty accrual for the three
months ended September 30, 2004....................            --
                                                     ------------
Balance at September 30, 2004......................  $        156
                                                     ============

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

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
NET REVENUE FROM CONTINUING OPERATIONS:                  2004          2003
                                                     ------------  ------------
North America......................................  $      4,401  $      4,625
Germany............................................         2,079         1,340
Other countries....................................         1,366         1,590
                                                     ------------  ------------
Total net revenue from continuing operations.......  $      7,846  $      7,555
                                                     ============  ============

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
---------------------------------------------

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

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION
------------------------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

CONTINUING OPERATIONS
---------------------

The following table sets forth the selected condensed consolidated financial data, expressed as a percentage of total net revenue for the three months ended September 30, 2004 and 2003:

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               ---------------
                                                               2004       2003
                                                               ----       ----
Revenue:
   License fees and royalties ............................       74%        76%
   Services and other ....................................       26         24
                                                               ----       ----
      Total net revenue ..................................      100        100
Costs and expenses:
   Cost of license fees and royalties ....................        1          1
   Cost of services and other ............................       11         15
   Amortization of identifiable intangibles ..............        1          3
   Research and development ..............................       22         22
   Marketing and sales ...................................       43         42
   General and administrative ............................       17         16
   Restructuring charges .................................      --          14
   Patent litigation fees, license and settlement ........      --           8
   Non-cash stock compensation ...........................        2        --
                                                               ----       ----
      Total costs and expenses ...........................       97        121
                                                               ----       ----
      Income (loss) from operations ......................        3        (21)
Other income, net ........................................      --           1
Interest expense .........................................       (2)       --
                                                               ----       ----
      Income (loss) before income taxes ..................        1        (20)
Income tax provision .....................................      --         --
                                                               ----       ----
      Income (loss) from continuing operations ...........        1        (20)
Discontinued operations, net of tax:
      Income from discontinued operations ................      --           1
                                                               ----       ----
      Net income (loss) ..................................        1%       (19)%
                                                               ====       ====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue
-------

The following table presents our license, support and maintenance, and professional services revenue for the three months ended September 30, 2004 and 2003, and the percentage changes from the prior year.

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
                                              2004     % CHANGE       2003
                                            --------------------------------
Revenue:
   License fees and royalties...........    $  5,801       1%       $  5,771
   Support and maintenance..............       1,261      21           1,042
   Professional services and other......         784       6             742
                                            --------                --------
      Total net revenue.................    $  7,846       4%       $  7,555
                                            ========                ========

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

The table below presents total net license fees and royalty revenue by product line and each product line's percentage of license fees and royalty revenue for the three months ended September 30, 2004 and 2003.

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                         2004   % OF TOTAL    2003   % OF TOTAL
                                       -------- ----------  -------- ----------
License fees and royalties:
 Enterprise Mobility Solutions         $  2,685     46 %    $  2,350     41 %
      % change from prior year              14%
 Mobile Device Solutions                  1,489     26         1,778     31
      % change from prior year            (16)%
 Enterprise Database Solutions            1,627     28         1,643     28
      % change from prior year             (1)%
                                       ------------------   ------------------
   Total net revenue                   $  5,801    100 %    $  5,771    100 %
                                       ==================   ==================


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

We sell our mobile device products either directly or through distributors, primarily to original equipment manufacturers that supply the mobile handset and the telematics industries. License fees and royalty revenue from our mobile device products decreased $289 thousand in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The decline in revenue was due primarily to a lower level of royalties from a European handset manufacturer. Although our products continue to be licensed by the manufacturer, first quarter 2005 volumes and unit pricing were lower than the amounts for the previous year's comparable quarter. As this manufacturer introduces the next series of their handset that includes our products, we expect the volumes to increase in the second quarter of fiscal 2005. Offsetting this decline somewhat was $350 thousand of revenue related to products embedded in handsets that were shipped by our customers prior to the beginning of the first quarter of fiscal 2005. Revenue related to these shipments was not recognized previously, due to the lack of appropriate customer signatures on the license agreeements. This revenue was recorded in the first quarter of fiscal 2005.

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

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------------
                                        2004    % OF TOTAL    2003    % OF TOTAL
                                     -------------------------------------------

North America ....................    $ 3,290       42%     $ 3,235       43%
    % change from prior year                2%
Europe ...........................      3,735       48%       3,225       43%
    % change from prior year               16%
Asia Pacific and Rest of World ...        821       10%       1,095       14%
   % change from prior year              (25)%
                                      --------  ----------  --------  ---------
   Total net revenue..............    $ 7,846      100%     $ 7,555      100%
                                      ========  ==========  ========  =========

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

Cost of Revenue
---------------

The following table sets forth our costs of license fees and the royalties, technical support and professional services for the three months ended September 30, 2004 and 2003, and dollar and percentage change from the prior year:

                                                        Three Months Ended September 30,
                                                       ----------------------------------
                                                                     Change
                                                       ----------------------------------
                                                        2004      $         %       2003
                                                       ------   -----     -----    ------
Cost of licenses fees and royalties                    $  67    $ (15)     (18)%   $   82
  As a % of license fees and royalty revenue               1%       1%
Cost of technical support services                       467      (17)      (4)%      484
  As a % of support and maintenance revenue               37%      46%
Cost of professional services and other                  418     (201)     (32)       619
  As a % of professional services and other revenue       53%      83%
                                                       -----    -----     -----    ------
  Total cost of revenue                                $ 952    $(233)     (20)%   $1,185
                                                       =====    =====     =====    ======

COST OF LICENSE FEES AND ROYALTIES. The cost of license fees and royalty revenue consists primarily of royalties for the use of third-party software. The cost of license fees and royalties remained relatively constant due to the fixed cost nature of the licensing agreements we have arranged with third parties. As we introduce new products into the marketplace such as OneBridge Mobile Secure and OneBridge Mobile Sales, which incorporate technology from third parties, we expect the cost of license fees and royalties to increase as we increase the number of licenses we sell for these new products.

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

Amortization of Identifiable Intangibles
----------------------------------------

The following table presents our amortization of identifiable intangibles for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
Amortization of identifiable intangibles....    $   74    (61)%    $  189
      as a % of net revenue.................         1%                 3%

Amortization decreased in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 as a result of the intangibles related to our acquisition of Rand Software Corporation and Oval (1415) Limited becoming fully amortized in the second quarter of fiscal 2004 and first quarter of fiscal 2005, respectively.

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

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
Research and development....................    $1,710      3%     $1,668
      as a % of net revenue.................        22%                22%

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

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
Marketing and sales.........................    $3,384      6%     $3,194
      as a % of net revenue.................        43%                42%

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

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
General and administrative..................    $1,376      17%    $1,181
      as a % of net revenue.................        17%                16%

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

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
Restructuring charges.......................    $   --      NM*    $1,068
      as a % of net revenue.................        --%                14%

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

A summary of accrued restructuring charges at September 30, 2004 is as follows:

                                                       WORKFORCE REDUCTION
                                                              COSTS
                                                       -------------------
Balance at June 30, 2004..........................           $  116
Costs incurred in first quarter of fiscal 2005....              --
Cash payments.....................................              (76)
                                                             ------
Balance at September 30, 2004.....................           $   40
                                                             ======

Patent Litigation Fees, License and Settlement

The following table presents our patent litigation, license and settlement expense for the three months ended September 30, 2004 and 2003 and the percentage change from the prior year.

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
Patent litigation fees, license and
  settlement................................    $  --       NM*    $  569
      as a % of net revenue.................       --%                  8%

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

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
Non-cash stock compensation.................    $  148     NM*     $  --
      as a % of net revenue.................         2%                --%

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

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
Foreign currency exchange gain (loss).......    $  (83)    NM*)%   $   59
Interest income.............................        21     NM*          3
Net rental income...........................        68      45         47
Other net income (expense)..................        (3)    NM*        (49)
                                                -------------------------
      Total other income (expense)..........    $    3    (95)%    $   60
                                                ======             ======

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

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
Interest expense............................    $  133     291%    $   34
      as a % of revenue.....................         2%               -- %

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

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
Income tax provision .......................    $   25     NM*     $    4
      as a % of income (loss) before taxes..        35%               NM*

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

DISCONTINUED OPERATIONS
-----------------------

The following summarizes the results of discontinued operations:

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004   % CHANGE    2003
                                                -------------------------
Net revenue.................................    $  --       NM*    $  140
Income from discontinued operations.........       --       NM*        41

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004              2003
                                                -------------------------
Net cash provided (used) by operating
   activities...............................    $  356            $ (426)

Net cash provided by operating activities in the first fiscal quarter of 2005 was primarily the result of our net income plus the adjustments to net income for non-cash expenses. Included in net income were non-cash charges for depreciation and amortization of $240 thousand, which declined from the prior year primarily as a result of assets becoming fully depreciated without replacement purchases. Also included were $148 thousand of non-cash charges for stock compensation related to the amortization of restricted stock grants made during fiscal 2004.

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

NET CASH USED BY INVESTING ACTIVITIES

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004              2003
                                                -------------------------
Net cash used by investing activities.......    $ (444)           $ (134)

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

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004              2003
                                                -------------------------
Net cash provided (used) by financing
   activities...............................    $  (56)            $4,866

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

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities ("SPEs") which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited proposes. As of September 30, 2004, we are not involved in any unconsolidated SPE transactions.

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

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations as of September 30, 2004 are as follows (in thousands):

                                          YEAR ENDING JUNE 30,
                               ------------------------------------------
                                2005     2006     2007     2008     2009   THEREAFTER  TOTAL
                               --------------------------------------------------------------
SVB debt principal (1)         $  217   $   --   $   --   $   --   $   --    $   --    $  217
SVB debt interest                   5       --       --       --       --        --         5
Payment pursuant to building
sale-and-leaseback                331      442      442      442      442     1,875     3,974
Capital leases (1)                 21       12        7       --       --        --        40
Operating leases                  420      328      266      234      232        58     1,538
Post-retirement benefits           17       17       17       17       17        67       152
                               --------------------------------------------------------------
  Total commitments            $1,011   $  799   $  732   $  693   $  691    $2,000    $5,926
                               ==============================================================

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of September 30, 2004, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $13 million. We ceased amortizing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize approximately $502 thousand of net identifiable intangibles in the remainder of fiscal 2005 and fiscal 2006 through 2009. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Such impairment and any resulting write-off could have a negative impact on our results of operations in the period goodwill or other identifiable intangibles are written off.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SUBSTANTIAL PORTION OF OUR REVENUE.

In the first quarter of fiscal 2005, based on the region where the customer resides, approximately 58% of our net revenue was generated from international sales. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

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

OUR BUSINESS MAY BE HARMED IF OUR PROFESSIONAL SERVICES ORGANIZATION DOES NOT GENERATE AN ACCEPTABLE PROFIT LEVEL, INCURS COSTS IN EXCESS OF AMOUNTS BILLABLE TO CUSTOMERS OR IF OUR PROFESSIONAL SERVICES REVENUE INCREASES AS A PERCENTAGE OF TOTAL REVENUES.

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

We realize lower margins on our professional services revenue than on license revenue. As a result, if professional services revenue increases as a percentage of total revenue our gross margins may decline and our operating results may be adversely affected.

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

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first quarter of fiscal 2005, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement

148, our net income would have been decreased by approximately $743 thousand. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 3 of "Notes to Condensed Consolidated Financial Statements" for a more detailed presentation of accounting for stock-based compensation plans. If we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

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

 We have provisions in our certificate of incorporation and bylaws, that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

o dividing our board of directors into three classes, each serving a staggered three-year term;
o authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
o    granting dividend and other rights superior to our common stock;
o limiting the liability of, and providing indemnification to, directors and officers;
o requiring advance notice of stockholder proposals for business to be conducted at meetings of stockholders and for nominations of candidates for election to our Board of Directors;
o specifying that stockholders may take action only at a duly called annual or special meeting of shareholders.

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



                           PART II. OTHER INFORMATION

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

(2) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1998.

*    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on January 26, 2005.

                                         EXTENDED SYSTEMS INCORPORATED

                                         By:    /s/ VALERIE A. HEUSINKVELD
                                              -----------------------------
                                                  VALERIE A. HEUSINKVELD
                                              VICE PRESIDENT OF FINANCE AND
                                                 CHIEF FINANCIAL OFFICER