Form 10-Q
period 2004-12-31
EXTENDED SYSTEMS INC
filed 2005-02-14
CIK 1051490

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

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

The number of shares outstanding of the Registrant's Common Stock as of
December 31, 2004, was 15,170,363.
================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3
         --------------------

         Condensed Consolidated Balance Sheets as of December
         31, 2004 (unaudited) and June 30, 2004                               3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended December 31, 2004 and 2003 (unaudited)    4

         Condensed Consolidated Statements of Comprehensive Income (Loss)
         for the Three and Six Months Ended December 31, 2004 and 2003
         (unaudited)                                                          5

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 2004 and 2003 (unaudited)              6

         Condensed Consolidated Statements of Stockholders' Equity for
         the Six Months Ended December 31, 2004 (unaudited)                   7

         Notes to Condensed Consolidated Financial Statements (unaudited)     8


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations                                 15
         -----------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          38
         ----------------------------------------------------------

Item 4.  Controls and Procedures                                             39
         -----------------------


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   39
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders                 40
         ---------------------------------------------------

Item 6.  Exhibits                                                            41

         (Items 2, 3, and 5 of Part II are not applicable and have been omitted)

         SIGNATURES                                                          42

         CERTIFICATIONS                                                      43

PART I.  FINANCIAL INFORMATON

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

                                                                               DECEMBER 31,       JUNE 30,
                                                                                   2004            2004
                                                                                ----------      ----------
ASSETS
Current:
      Cash and cash equivalents                                                 $    5,140      $    7,225
      Receivables, net of allowances of $633 and $446                                9,819           6,772
      Prepaid and other                                                              1,077           1,449
                                                                                ----------      ----------
           Total current assets                                                     16,036          15,446
      Property and equipment, net                                                    4,142           4,331
      Construction in progress                                                         911             384
      Goodwill                                                                      12,489          12,489
      Intangibles, net                                                                 459             576
      Other long-term assets                                                           122             130
                                                                                ----------      ----------
           Total assets                                                         $   34,159      $   33,356
                                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
      Accounts payable                                                          $    1,675      $    1,664
      Accrued expenses                                                               4,283           3,531
      Deferred revenue                                                               3,169           3,569
      Accrued restructuring                                                           --               116
      Current portion of long-term debt                                                108             325
      Current portion of capital leases                                                 20              25
                                                                                ----------      ----------
           Total current liabilities                                                 9,255           9,230
Non-current:
      Long-term debt                                                                 4,800           4,800
      Capital leases                                                                    11              17
      Other long-term liabilities                                                      153             153
                                                                                ----------      ----------
           Total non-current liabilities                                             4,964           4,970
                                                                                ----------      ----------
      Total liabilities                                                             14,219          14,200

Commitments and contingencies - Note 10

Stockholders' equity:
      Preferred stock; $0.001 par value per share; 5,000 shares authorized;
           no shares issued or outstanding                                            --              --
      Common Stock; $0.001 par value per share; 75,000 shares authorized;
           15,170 and 15,078 shares issued and outstanding                              15              15
      Additional paid-in capital                                                    48,453          48,005
      Treasury stock; $0.001 par value per share; 4 and 0 common shares               --              --
      Accumulated deficit                                                          (25,991)        (27,134)
      Unamortized stock-based compensation                                            (139)           (231)
      Accumulated other comprehensive loss                                          (2,398)         (1,499)
                                                                                ----------      ----------
           Total stockholders' equity                                               19,940          19,156
                                                                                ----------      ----------
           Total liabilities and stockholders' equity                           $   34,159      $   33,356
                                                                                ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  DECEMBER 31,                    DECEMBER 31,
                                                           --------------------------      --------------------------
                                                              2004            2003            2004            2003
                                                           ----------      ----------      ----------      ----------
Revenue:
      License fees and royalties                           $    7,640      $    7,057      $   13,441      $   12,828
      Services and other                                        2,301           1,450           4,346           3,234
                                                           ----------      ----------      ----------      ----------
          Total net revenue                                     9,941           8,507          17,787          16,062
Costs and expenses:
      Cost of license fees and royalties                          129             144             196             226
      Cost of services and other                                1,060           1,033           1,945           2,136
      Amortization of identifiable intangibles                     43             155             117             344
      Research and development                                  1,918           1,496           3,628           3,164
      Marketing and sales                                       3,819           3,490           7,203           6,684
      General and administrative                                1,354           1,458           2,730           2,639
      Restructuring charges                                      --               261            --             1,329
      Patent litigation fees, license and settlement             --               776            --             1,345
      Non-cash stock compensation                                 291             168             439             168
                                                           ----------      ----------      ----------      ----------
          Total costs and expenses                              8,614           8,981          16,258          18,035
                                                           ----------      ----------      ----------      ----------
          Income (loss) from operations                         1,327            (474)          1,529          (1,973)
      Other income (expense), net                                 (91)            (18)            (88)             42
      Gain on sale of land                                       --             1,058            --             1,058
      Interest expense                                           (133)           (145)           (266)           (179)
                                                           ----------      ----------      ----------      ----------
          Income (loss) before income taxes                     1,103             421           1,175          (1,052)
      Income tax provision                                          7               9              32              13
                                                           ----------      ----------      ----------      ----------
          Income (loss) from continuing operations              1,096             412           1,143          (1,065)
      Discontinued operations, net of tax:
          Income from discontinued operations                    --                47            --                88
                                                           ----------      ----------      ----------      ----------
          Net income (loss)                                $    1,096      $      459      $    1,143      $     (977)
                                                           ==========      ==========      ==========      ==========

      Basic earnings (loss) per share:
          Earnings (loss) from continuing operations       $     0.07      $     0.03      $     0.07      $    (0.08)
          Earnings from discontinued operations                  --              --              --              0.01
                                                           ----------      ----------      ----------      ----------
      Net earnings (loss) per share                        $     0.07      $     0.03      $     0.07      $    (0.07)
                                                           ==========      ==========      ==========      ==========

      Diluted earnings (loss) per share:
          Earnings (loss) from continuing operations       $     0.07      $     0.03      $     0.07      $    (0.08)
          Earnings from discontinued operations                  --              --              --              0.01
                                                           ----------      ----------      ----------      ----------
      Net earnings (loss) per share                        $     0.07      $     0.03      $     0.07      $    (0.07)
                                                           ==========      ==========      ==========      ==========

      Number of shares used in per share calculations:
          Basic                                                15,119          14,083          15,104          14,036
          Diluted                                              15,207          14,597          15,264          14,036

The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  DECEMBER 31,                    DECEMBER 31,
                                                           --------------------------      --------------------------
                                                              2004            2003            2004            2003
                                                           ----------      ----------      ----------      ----------
Net income (loss)                                          $    1,096      $      459      $    1,143      $     (977)
Change in currency translation                                   (714)           (302)           (899)           (360)
                                                           ----------      ----------      ----------      ----------
    Comprehensive income (loss)                            $      382      $      157      $      244      $   (1,337)
                                                           ==========      ==========      ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                             SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                         --------------------------
                                                                            2004            2003
                                                                         ----------      ----------
Cash flows from operating activities:
      Net income (loss)                                                  $    1,143      $     (977)
      Adjustments to reconcile net income (loss) to net cash used by operating activities:
           Provision for bad debts                                              117              29
           Depreciation and amortization                                        404             845
           Stock compensation                                                   439             667
           Gain on sale of property and equipment                              --              (998)
           Changes in assets and liabilities:
                Receivables                                                  (2,909)           (388)
                Prepaid and other assets                                        393              75
                Accounts payable and accrued expenses                          (598)           (678)
                Deferred revenue                                               (523)           (106)
                                                                         ----------      ----------
      Net cash used by operating activities                                  (1,534)         (1,531)
                                                                         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (589)           (235)
      Proceeds from sale of property and equipment                             --             1,561
      Other investing activities                                               --                19
                                                                         ----------      ----------
      Net cash provided (used) by investing activities                         (589)          1,345

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale-and-leaseback of building                             --             4,800
      Proceeds from the issuance of common stock                                100             891
      Payments on long-term debt and capital leases                            (228)           (229)
                                                                         ----------      ----------
      Net cash provided (used) by financing activities                         (128)          5,462

Effect of exchange rates on cash                                                166              71
                                                                         ----------      ----------
Net increase (decrease) in cash and cash equivalents                         (2,085)          5,347

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                     7,225           3,502
                                                                         ----------      ----------
      End of period                                                      $    5,140      $    8,849
                                                                         ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

                                                                                                       ACCUMULATED
                                         COMMON STOCK         ADDITIONAL     RETAINED                     OTHER         TOTAL
                                    ---------------------      PAID-IN       EARNINGS      DEFERRED   COMPREHENSIVE  STOCKHOLDERS'
                                    SHARES        AMOUNT       CAPITAL      (DEFICIT)    COMPENSATION      LOSS         EQUITY
                                    -------      --------      --------      --------      --------      --------      --------

Balance at June 30, 2004             15,078      $     15      $ 48,005      $(27,134)     $   (231)     $ (1,499)     $ 19,156

Net Income                                                                      1,143                                     1,143
Translation Adjustment                                                                                       (899)         (899)
Stock issued from stock option
     exercises                           40                         100                                                     100
Compensatory options                                                214                                                     214
Restricted stock grants                  56                         152                        (152)                       --
Restricted stock amortization                                                                   238                         238
Restricted stock repurchase              (4)                        (18)                          6                         (12)

                                    -------      --------      --------      --------      --------      --------      --------
Balance at December 31, 2004         15,170      $     15      $ 48,453      $(25,991)     $   (139)     $ (2,398)     $ 19,940
                                    =======      ========      ========      ========      ========      ========      ========

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. We have prepared these condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of December 31, 2004, and our results of operations and cash flows for the three months and six months ended December 31, 2004 and December 31, 2003. The results for these interim periods are not necessarily indicative of the expected results for any other interim period or the year ending June 30, 2005. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The condensed consolidated balance sheet at June 30, 2004 was derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

We have a history of incurring losses from operations and have an accumulated deficit of approximately $26 million as of December 31, 2004. For the six months ended December 31, 2004, we recorded income from operations of approximately $1.5 million, but operating activities used $1.5 million of cash. At December 31, 2004, we had cash and cash equivalents of $5.1 million.

We believe our existing working capital and borrowing capacity will be sufficient to fund our anticipated working capital and capital expenditure requirements through at least December 31, 2005. We cannot be certain, however, that the underlying assumed levels of revenues and expenses will be accurate. If operating results were to fail to meet our expectations, we could be required to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING DEVELOPMENTS. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS No. 123(R) requires companies to measure all stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning the first quarter of our fiscal year ending June 30, 2006. We are currently assessing the impact of SFAS No. 123(R) on our stock-based compensation programs. However, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will significantly increase our operating expenses and result in lower earnings per share.

CURRENCY TRANSLATION. Our international subsidiaries use their local currency as their functional currency. We translate assets and liabilities of international subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date, and we report gains and losses from this translation process as a component of comprehensive income or loss. We translate revenue and expenses into U.S. dollars using a weighted average exchange rate for the period.

From time to time, we enter into foreign currency forward contracts, typically against the euro, Canadian dollar, and British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in currency exchange rates. Although these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative

Instruments and Hedging Activities", and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with the changes in fair value of the underlying asset or liability being managed. We had no forward contracts in place as of December 31, 2004. As of December 31, 2003, we had forward contracts with a nominal value of approximately $8.5 million, which matured within 30 days, in place against the Canadian dollar, euro and British pound sterling. We recognized net currency exchange losses of approximately $130 thousand and $213 thousand for the three and six months ended December 31, 2004 and a net currency exchange loss of approximately $30 thousand and a gain of approximately $29 thousand for the three and six months ended December 31, 2003.

EARNINGS OR LOSS PER SHARE. We compute basic earnings or loss per share by dividing net income or loss by our weighted average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued the potentially dilutive common shares. We exclude stock options and warrants from diluted earnings or loss per share to the extent that their effect would have been antidilutive.

Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the impact of their inclusion would have been antidilutive for the following periods:

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                     DECEMBER 31,              DECEMBER 31,
                                ---------------------     ---------------------
                                  2004         2003         2004         2003
                                --------     --------     --------     --------

Stock options                      2,660        2,504        2,298        3,504
Warrants                              35           35           35           35

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

REVENUE RECOGNITION. To recognize software revenue we apply the provisions of Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended by SOP 98-9, and recognize revenue when all of the following criteria are met:
(1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collection of the resulting receivable is reasonably assured.

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

At the time of the transaction we also assess whether or not collection is reasonably assured, based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. If we had assessed our ability to collect differently, the timing and amount of our revenue recognition may have differed materially from that reported.

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

When a contractual relationship with one of our customers stipulates the submission of a royalty report to us, revenue is generally recorded when the royalty report is received and recognized in the period that the report covers. If a royalty report is not received by the desired date to facilitate the closing of the books for a given fiscal period and there exists the basis to make a fair and reasonable estimate of the revenue related to that royalty report, this estimate will be recorded as revenue. Estimated royalty fees and revenues are subsequently adjusted based upon actual amounts realized. If the actual amount realized differs materially from the recorded estimate and is reported to us after an estimate has been recorded and before financial results are announced externally, the recorded amount will be adjusted to reflect the actual amount realized. If the amount differs, and is reported after financial results are announced externally or does not differ materially, the adjustment will be made in the subsequent fiscal period. In cases where the arrangement with our customer provides for a prepaid nonrefundable royalty, we recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We recognize revenue for support and maintenance services ratably over the contract term, which is usually 12 months, and we recognize revenue from training services as these services are performed. For professional services that involve significant implementation, customization, or modification of our software that is essential to the functionality of the software, we generally recognize both the service and related software license revenue over the period of the engagement, using the percentage-of-completion method. We recognize no more than 90% of the total contract amount until project acceptance is obtained. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, or where significant uncertainty about the project completion or customer acceptance exists, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete and accepted by the customer. If we were to make different judgments or use different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that previously reported.

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

Had we elected to recognize stock-based compensation expense based on the grant date fair value as prescribed by SFAS No. 123, our net loss would have been equal to the pro forma amounts indicated below for the following periods:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       DECEMBER 31,                DECEMBER 31,
                                                  ----------------------      ----------------------
                                                    2004          2003          2004          2003
                                                  --------      --------      --------      --------
Net income (loss), as reported                    $  1,096      $    459      $  1,143      $   (977)
Add:  Stock-based compensation included in
      reported net income (loss)                       291           119           439           556
Less:  Stock-based compensation determined
      under SFAS No. 123                              (917)       (2,206)       (1,808)       (3,342)
                                                  --------      --------      --------      --------
Pro forma net income (loss)                       $    470      $ (1,628)     $   (226)     $ (3,763)
                                                  ========      ========      ========      ========

Basic and diliuted earnings (loss) per share:
      As reported                                 $   0.07      $   0.03      $   0.07      $  (0.07)
      Pro forma                                   $   0.03      $  (0.12)     $  (0.01)     $  (0.27)

We estimated the fair value of shares and options issued pursuant to our stock-based compensation plans at the date of grant using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The following weighted-average assumptions and weighted-average fair values were used in determining our stock-based compensation under SFAS No. 123 for the options granted during the following periods:

                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                          DECEMBER 31,                        DECEMBER 31,
                                 ------------------------------      ------------------------------
                                     2004              2003              2004              2003
                                 ------------      ------------      ------------      ------------
Risk-free interest rate:
      Option plans                       3.92%             3.85%       3.92-4.13%        3.85-4.04%
      Purchase plan                         0%             3.84%                0%          0-3.84%

Expected life in years:
      Option plans                        7.6               7.6               7.6               7.6
      Purchase plan                      --              0-0.97              --              0-0.97

Volatility factor:
      Option plans                       98.9%            103.1%       98.9-99.1%      101.7-103.1%
      Purchase plan                         0%            103.1%                0%       0.0-103.1%

Dividend yield                              0%                0%                0%                0%

Weighted average fair value:
      Option plans               $       1.41      $       3.12      $       1.81      $       3.33
      Purchase plan              $       --        $       1.15      $       --        $       1.15
                                 ============      ============      ============      ============

On December 31, 2004 our Employee Stock Purchase Plan (the "Plan") was terminated. No purchase of stock was made from the Plan for the six-month purchase period ending December 31, 2004. In order to replace the number of shares of stock and the discounted purchase price employees were expecting to receive under the terms of the Plan, the Board of Directors granted non-qualified stock options with an exercise price below the fair market value on the date of grant to employees that were participants in the Plan. This grant resulted in a non-cash stock compensation expense of $214 thousand for the three months ended December 31, 2004.

NOTE 4.  DISCONTINUED OPERATIONS

We exited our infrared hardware business in the quarter ended September 30, 2002, we sold our wholly owned subsidiary, Extended Systems Singapore Pte Limited, in the quarter ended June 30, 2002 and we sold the assets of our printing solutions segment in the quarter ended June 30, 2001. The results of these operations have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 and Accounting Principles Board Opinion No. 30. Operating results for the discontinued operations are reported, net of tax, under "Income from discontinued operations" on the accompanying Statements of Operations.

The following summarizes the results of discontinued operations for the following periods:

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                 DECEMBER 31,             DECEMBER 31,
                            ---------------------     ---------------------
                              2004         2003         2004         2003
                            --------     --------     --------     --------

Net revenue                 $   --       $     29     $   --       $    169
Gross profit                    --             76         --            145
Income tax provision            --             29         --             52
Income, net of tax              --             47         --             88

Earnings per share:
      Basic and diluted     $   --       $   --       $   --       $   0.01

NOTE 5.  RESTRUCTURING CHARGES

We did not incur restructuring charges for the three and six months ended December 31, 2004. We recorded approximately $261 thousand and $1.3 million in workforce reduction costs during the three and six months ended December 31, 2003 that consisted primarily of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, and Karla Rosa, our former Vice President of Finance and Chief Financial Officer, and the termination of thirteen employees from our marketing and sales, research and development, administration and operations groups. Of the terminated employees, nine were located in the United States and four were in Europe. The restructuring charge included $62 thousand and $499 thousand of non-cash compensation resulting from the accelerated vesting of employee stock options during the three and six months ended December 31, 2003, respectively.

A summary of changes in the accrued restructuring balance for the six months ended December 31, 2004 is as follows:

                                                                    WORKFORCE
                                                                    REDUCTION
                                                                      COSTS
                                                                     --------
Balance at June 30, 2004                                             $    116
Costs incurred in first quarter of fiscal 2005                           --
Cash payments                                                             (76)
                                                                     --------
Balance at September 30, 2004                                              40
Costs incurred in second quarter of fiscal 2005                          --
Cash payments                                                             (40)
                                                                     --------
Balance at December 31, 2004                                         $   --
                                                                     ========
NOTE 6.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill and other identifiable intangible assets relate to our acquisitions of Rand Software Corporation in 1998, Oval (1415) Limited in 1999, and AppReach and ViaFone Inc. in 2002.

Goodwill is reviewed annually for impairment or more frequently if indicators of impairment arise. We completed our annual impairment assessment in the quarter ended June 30, 2004 and concluded that goodwill was not impaired. The carrying amount of goodwill as of December 31, 2004 and June 30, 2004 was approximately $12.5 million.

Other identifiable intangible assets consisted of the following:

                                        AS OF DECEMBER 31, 2004                               AS OF JUNE 30, 2004
                           ------------------------------------------------     ------------------------------------------------
                              GROSS                                                GROSS
                             CARRYING        ACCUMULATED                          CARRYING        ACCUMULATED
                              AMOUNT         AMORTIZATION           NET            AMOUNT         AMORTIZATION           NET
                           ------------      ------------      ------------     ------------      ------------      ------------
Purchased technology       $      3,691      $     (3,275)     $        416     $      3,691      $     (3,165)     $        526
Customer relationships               80               (37)               43               80               (30)               50
Non-compete covenants                 6                (6)             --                  6                (6)             --
Other                                 5                (5)             --                  5                (5)             --
                           ------------      ------------      ------------     ------------      ------------      ------------
                           $      3,782      $     (3,323)     $        459     $      3,782      $     (3,206)     $        576
                           ============      ============      ============     ============      ============      ============

Amortization of identifiable intangible assets was $43 thousand and $117 thousand for the three and six months ended December 31, 2004 and was $155 thousand and $344 thousand for the three and six months ended December 31, 2003. The purchased technology and customer relationship assets are being amortized over five years. Based on the identifiable intangible assets recorded at December 31, 2004, the estimated future amortization expense for the remainder of fiscal 2005 and fiscal 2006, 2007, and 2008 is $86 thousand, $172 thousand, $172 thousand, and $29 thousand, respectively.

NOTE 7.  RECEIVABLES

                                                        AS OF DECEMBER 31,        AS OF JUNE 30,
                                                               2004                    2004
                                                        ------------------      ------------------
Accounts receivable                                     $           10,452      $            7,218
Allowance for doubtful accounts and product returns                   (633)                   (446)
                                                        ------------------      ------------------
                                                        $            9,819      $            6,772
                                                        ==================      ==================

NOTE 8.  PROPERTY AND EQUIPMENT

                                                        AS OF DECEMBER 31,        AS OF JUNE 30,
                                                               2004                    2004
                                                        ------------------      ------------------
Land and land improvements                              $              533      $              533
Buildings                                                            5,927                   5,927
Computer equipment                                                   4,656                   4,030
Furniture and fixtures                                               1,896                   2,285
                                                        ------------------      ------------------
                                                                    13,012                  12,775
Less accumulated depreciation                                       (8,870)                 (8,444)
                                                        ------------------      ------------------
                                                        $            4,142      $            4,331
                                                        ==================      ==================

NOTE 9.  ACCRUED EXPENSES

                                                        AS OF DECEMBER 31,        AS OF JUNE 30,
                                                               2004                    2004
                                                        ------------------      ------------------
Accrued payroll and related benefits                    $            1,991      $            1,623
Accrued warranty and support costs                                     127                     156
Other                                                                2,165                   1,752
                                                        ------------------      ------------------
                                                        $            4,283      $            3,531
                                                        ==================      ==================

NOTE 10.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $168 thousand and $179 thousand for the three months ended December 31, 2004 and 2003, respectively. For the six months ended December 31, 2004 and 2003, operating lease expense was $303 thousand and $406 thousand, respectively.

On September 26, 2003, we closed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at December 31, 2004. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At December 31, 2004, the loan balance was $108 thousand.

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations as of December 31, 2004 are as follows:

                                                                        YEAR ENDING JUNE 30,
                                          -------------------------------------------------------------------------
                                            2005         2006         2007         2008         2009      THEREAFTER     TOTAL
                                          --------     --------     --------     --------     --------     --------     --------
SVB debt principal (1)                    $    108     $   --       $   --       $   --       $   --       $   --       $    108
SVB debt interest                                1         --           --           --           --           --              1
Monthly payments pursuant to building
      sale-and-leaseback                       221          442          442          442          442        1,875        3,864
Capital leases (1)                              14           11            6         --           --           --             31
Operating leases                               316          442          319          258          256           64        1,655
Post-retirement benefits (1)                    17           17           17           17           17           68          153
                                          --------     --------     --------     --------     --------     --------     --------
                                          $    677     $    912     $    784     $    717     $    715     $  2,007     $  5,812
                                          ========     ========     ========     ========     ========     ========     ========

(1) These amounts are reported on the balance sheet as liabilities.

Non-current capital lease obligations are as follows:

                                                                  AS OF
                                                             DECEMBER 31, 2004
                                                               ------------
Gross capital lease obligations                                $         33
Less:  Imputed interest                                                  (2)
                                                               ------------
Present value of net minimum lease payments                              31
Less:  Current portion                                                  (20)
                                                               ------------
Non-current capital lease obligations                          $         11
                                                               ============

GUARANTEES. We have provided a guarantee that secures our rental payments at our Bristol, England location. We could be required to perform under this guarantee if we were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. This guarantee is valid until the expiration of our lease on January 13, 2005. The maximum potential amount of future payments we could be required to make under this letter of credit as of December 31, 2004 is approximately $25 thousand.

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

The following table reconciles the changes in our warranty reserve for the six months ended December 31, 2004:

Balance at June 30, 2004                                                          $    156
Net changes in warranty accrual for the three months ended September 30, 2004         --
                                                                                  --------
Balance at September 30, 2004                                                          156
Net changes in warranty accrual for the three months ended December 31, 2004           (29)
                                                                                  --------
Balance at December 31, 2004                                                      $    127
                                                                                  ========

LINE OF CREDIT. We have a loan and security agreement with SVB under which we can access up to $2.5 million of financing in the form of a demand line of credit. Our borrowing capacity is limited to 80% of eligible accounts receivable. Interest on any borrowings is payable at prime and certain of our assets collateralize the line of credit. We are required to maintain certain financial ratios under the terms of the agreement, which will expire on August 30, 2006. As of December 31, 2004, we had no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants required under the line of credit.

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

NOTE 11.  INCOME TAXES

We recorded income tax expense from continuing operations of $7 thousand and $32 thousand for the three and six months ended December 31, 2004, respectively, and $9 thousand and $13 thousand for the three and six months ended December 31, 2003, respectively. The expense related primarily to foreign withholding taxes. For the three and six months ended December 31, 2003 we recorded $29 thousand and $52 thousand, respectively, of income tax expense for discontinued operations.

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

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 DECEMBER 31,              DECEMBER 31,
                                            ---------------------     ---------------------
                                              2004         2003         2004         2003
                                            --------     --------     --------     --------
Net revenue from Continuing Operations:
North  America                              $  5,162     $  4,275     $  9,563     $  8,900
Germany                                        2,715        2,001        4,794        3,341
Other countries                                2,064        2,231        3,430        3,821
                                            --------     --------     --------     --------
      Total net revenue                     $  9,941     $  8,507     $ 17,787     $ 16,062
                                            ========     ========     ========     ========

Substantially all of our long-lived assets are in the United States.

No customer accounted for more than 10% of our net revenue from continuing operations in the three and six months ended December 31, 2004 or 2003.

NOTE 13. RESTRICTED STOCK

In our fiscal year ended June 30, 2004, we granted shares of restricted stock with a purchase price equal to $.001 per share to certain employees. Annually, we grant shares of restricted stock with a purchase price equal to $.001 per share to directors on the date of the annual stockholders' meeting. The issuance of restricted stock grants results in unamortized stock-based compensation based on the closing price of Extended Systems common stock on the date of the stock grants. This compensation is amortized as a non-cash compensation charge as the restrictions lapse.

We amortize non-cash stock compensation charges on a straight-line basis over the vesting period. The restricted stock awards granted to employees in our fiscal year ended June 30, 2004 vested in full on October 31, 2004, the first anniversary of the grant date. The restricted stock awards granted to directors vest in the amount of one-third on the first anniversary of the grant date and one-third in each of the following two years. If the director attends the required number of board meetings held during the year, the restrictions on his awards will lapse in full on the first anniversary of the grant date. If an employee or director terminates service before vesting is complete, the restricted stock is repurchased from the individual and any compensation expense previously recognized is reversed, thereby reducing the amount of stock-based compensation amortization during the period.

During the three and six months ended December 31, 2004, we recognized stock compensation expense of $77 thousand and $226 thousand related to the above restricted stock grants. Compensation expense related to restricted stock grants was $112 thousand for the three and six months ended December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview to give the reader management's perspective on our results for the second quarter of fiscal 2005 and our general outlook for the remainder of the current fiscal year. This is followed by a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the second quarter and first half of fiscal 2005 compared to the second quarter and first half of fiscal 2004. We then provide an analysis of our liquidity and capital resources.

This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). These statements are based upon current expectations that involve risks, uncertainties and assumptions, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements include words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," "outlook," "could," "estimate," "project," "forecast," or similar expressions that are intended to identify forward-looking statements.

Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under the sections titled "Factors That May Affect Future Results and Market Price of Stock" and "Liquidity, Capital Resources and Financial Condition". The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. All yearly references are to our fiscal years ended June 30, 2005 and 2004, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

OVERVIEW
--------

We are a leading provider of software and services that delivers solutions to help companies streamline their business processes and improve workforce productivity through mobilizing corporate applications and data. We also provide software and expertise that enable our mobile device manufacturer customers to accelerate their product development cycles and enhance the functionality of new products they bring to market. The users of our products are enterprise employees that complete their jobs or portions of their jobs outside of the company-owned facilities where they have traditionally accessed, viewed and updated information through wired networks. Also advancing the adoption of enterprise mobility solutions is the increased availability and capability of powerful mobile devices, such as PDAs, mobile phones and smartphones. Enterprises are increasingly realizing they can improve their competitiveness by mobilizing corporate information.

We believe a full understanding of our operating results for the second quarter of fiscal 2005 requires an understanding of how the mobility solutions market is evolving and how this evolution influences our company's performance. Although the mobility solutions market is still in the early phases of development, organizations are increasingly developing a mobile computing strategy as part of their plans to increase productivity, improve competitiveness and enhance customer relationships. However, the slow growth recovery occurring in most global economies coupled with customers demonstrating a very disciplined approach to information technology spending continue to restrain information technology spending and cause enterprises to focus spending on mobile technology investments that can achieve a 12 to 18 month payback. Many companies launch their mobile strategy with a mobile contacts, calendar, task and e-mail application. Our mobile solution that meets this need, OneBridge Mobile Groupware, comprises the dominant portion of our enterprise mobility software revenue.

Device manufacturers are also evolving their products to address this growing enterprise mobility market. Notebooks, mobile phones and standard PDAs have been the dominant mobile infrastructure devices. However, as mobile device designers and marketers have launched campaigns to communicate the added value of smartphones and converged devices, adoption rates for these devices have increased. To address the growth in this market, the rapid product development cycles, and the demand for a robust feature set, device manufacturers have increasingly turned to third parties to provide the technology for short-range wireless connectivity products. Our mobile device solutions revenue declined in the first half of fiscal of 2005 as handset manufacturers reduced the volume of shipments that included our products, and we also experienced declines in pricing.

We believe Europe has been the global leader in the deployment of wireless infrastructure. The coverage and data capacity of wireless networks developed more rapidly in Europe than in other global markets, and the market for mobility solutions has grown in Europe. We have a long operating history in Europe with offices in four countries. We have gained market awareness in Europe and developed long-standing customer relationships. A significant portion of our revenue in the second fiscal quarter of 2005 and for the six months ended December 31, 2004 was derived from European customers purchasing our enterprise mobility solutions and European device manufacturers introducing successful converged devices that contained our mobile device solutions products. Our second fiscal quarter has historically produced strong revenue in our European geographies. Our revenue from European customers that purchase our products in either British pound sterling or euros is affected by changes in the exchange rate between these currencies and the U.S. dollar. In both the first and second quarter of fiscal 2005, the weakening of the U.S. dollar positively affected our reported revenue.

In 1993, we introduced our first enterprise database products. We continue to market and sell these products to application developers and enterprises to support the data requirements of both mobile and traditional enterprise applications. Revenue from these products was essentially the same in the first half of fiscal 2005 as compared to the first half of fiscal 2004. Application developers that purchase our enterprise database products have required a solution that is stable, mature and priced competitively. We have developed an extensive network of resellers that market these products globally. Because these products do not require heavy research and development investment or significant sales and marketing support, they have been an important and significant source of positive cash flow to our company in the first half of fiscal 2005. We expect this product line to continue the trend of flat to slightly declining revenue for the remainder of fiscal 2005.

In the remaining quarters of fiscal 2005 we will continue to focus on revenue growth by generating more sales of our solutions to enterprise customers and mobile device manufacturers. We believe enterprise customers will continue the trend of investing first in mobile mail and messaging software and later move toward purchasing mobile applications that can have an immediate financial impact. Examples of these mobile applications are field service, supply chain and logistics, healthcare, field sales and education applications. Enterprises will choose vendors with knowledge of workflows and business processes and those that can provide a business case for investment. We expect to compete directly with both larger companies that have significant resources and experience and smaller companies that focus on a particular mobile vertical. We also expect to experience longer sales cycles, which is typical for sales of larger, essential business applications.

Our operating expenses declined in the second fiscal quarter of 2005 as compared to the second quarter of last year by $367 thousand. However, the decline was due primarily to restructuring charges and costs associated with defending ourselves in a patent infringement case in the second quarter of last year that did not recur in fiscal 2005. Without these expenditures, our operating expenses increased $670 thousand primarily as a result of higher marketing and sales expenses and research and development expenses. Revenue increased $1.4 million in the second quarter of fiscal 2005 compared to the prior year's second quarter. Due to revenue growth outpacing the spending increases, we experienced both income from operations of $1.3 million and net income of $1.1 million in the second quarter of fiscal 2005.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we make estimates, assumptions and judgments that can have a material impact on our net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The policies described below are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. The audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004 contain our significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies we consider critical to an understanding of the consolidated financial statements are highlighted below.

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

At the time of the transaction we also assess whether or not collection is reasonably assured, based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. If we had assessed our ability to collect differently, the timing and amount of our revenue recognition may have differed materially from that reported.

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

When a contractual relationship with one of our customers stipulates the submission of a royalty report to us, revenue is generally recorded when the royalty report is received and recognized in the period that the report covers. If a royalty report is not received by the desired date to facilitate the closing of the books for a given fiscal period and there exists the basis to make a fair and reasonable estimate of the revenue related to that royalty report, this estimate will be recorded as revenue. Estimated royalty fees and revenues are subsequently adjusted based upon actual amounts realized. If the actual amount realized differs materially from the recorded estimate and is reported to us after an estimate has been recorded and before financial results are announced externally, the recorded amount will be adjusted to reflect the actual amount realized. If the amount differs, and is reported after financial results are announced externally or does not differ materially, the adjustment will be made in the subsequent fiscal period. In cases where the arrangement with our customer provides for a prepaid nonrefundable royalty, we recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We recognize revenue for support and maintenance services ratably over the contract term, which is usually 12 months, and we recognize revenue from training services as these services are performed. For professional services that involve significant implementation, customization, or modification of our software that is essential to the functionality of the software, we generally recognize both the service and related software license revenue over the period of the engagement, using the percentage-of-completion method. We recognize no more than 90% of the total contract amount until project acceptance is obtained. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, or where significant uncertainty about the project completion or customer acceptance exists, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete and accepted by the customer. If we were to make different judgments or use different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that previously reported.

BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLE ASSETS
----------------------------------------------------

We account for our purchases of acquired companies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and account for the related acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as "developed technologies," are amortized to expense over time, while in-process research and development costs ("IPR&D"), if any, are immediately expensed in the period the acquisition is completed. Identifiable intangible assets are currently amortized over a five-year period using the straight-line method.

The majority of entities we acquire do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be affected by the future amortization of intangible assets, potential charges related to IPR&D for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant effect on our future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually, during the fourth quarter of each fiscal year, or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and we then compare the "implied fair value" of the goodwill to its carrying amount to determine the impairment loss, if any.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
----------------------------------------------

We assess the impairment of identifiable intangibles, fixed assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is reviewed for impairment annually in accordance with SFAS No. 142. Factors we consider important that could trigger an impairment review include, but are not limited to: (1) significant under performance relative to historical or projected future operating results, (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (3) significant negative industry or economic trends, (4) a significant decline in our stock price for a sustained period, and
(5) our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a market capitalization approach when the information is readily available. When the information is not readily available, we use a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model to measure any impairment. If we had made different judgments or used different estimates our measurement of any impairment may have differed materially from that reported.

INCOME TAXES
------------

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of December 31, 2004 we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we had made different judgments or used different estimates, the amount or timing of the valuation allowance recorded may have differed materially from that reported. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially impact our financial position and results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS
-------------------------------------------------

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivable and historical collection patterns. If we had made different judgments or used different estimates, the timing and amount of our reserve may have differed materially from that reported.

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

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION
------------------------------------------------------------------

In preparing our consolidated financial statements, we are required to translate the financial statements of our international subsidiaries from their functional currencies, generally the local currency, into U.S. dollars. This process results in exchange gains and losses, or cumulative translation adjustments, which are included as a separate part of our net equity under the caption "Accumulated other comprehensive loss."

Under the relevant accounting guidance, the computation method and treatment of these translation gains or losses is dependent upon management's determination of the functional currency of each subsidiary. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures is considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations is also considered.

Cumulative translation adjustments include any gain or loss associated with the translation of that subsidiary's financial statements when the functional currency of any subsidiary is the local currency. However, if the functional currency were deemed to be the U.S. dollar then any gain or loss associated with the remeasurement of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized and recorded within our statement of operations in the period during which the disposal occurs. If we determine that there has been a change in the functional currency of a subsidiary to the U.S. dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly, during the quarters ended December 31, 2004 and 2003 translation adjustments of $714 thousand and $302 thousand, respectively, were recorded as additions to our accumulated other comprehensive loss. At December 31, 2004 and June 30, 2004, cumulative translation losses of approximately $2.4 million and $1.5 million were included as part of accumulated other comprehensive loss within our balance sheet. These translation losses have accumulated since we formed our first non-U.S. subsidiary in 1991. Had we determined that the functional currency of our subsidiaries was the U.S. dollar, we would have computed a remeasurement gain or loss using a different method and such gain or loss would have been included in our results of operations for each of the periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the U.S. dollar and the significance of the assets, liabilities, revenue and expenses denominated in foreign currencies. These currencies include the euro, the British pound sterling and Canadian dollar. Any future translation gains or losses could be significantly higher than those noted in each of these periods presented. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time or we sell or liquidate one of our subsidiaries, we would be required to include any translation gains or losses from the date of change in our statement of operations.

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

RESULTS OF OPERATIONS
---------------------

CONTINUING OPERATIONS
---------------------

The following table sets forth the selected condensed consolidated financial data, expressed as a percentage of total revenue, for the three and six months ended December 30, 2004 and 2003:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               DECEMBER 31,                  DECEMBER 31,
                                                         -----------------------       -----------------------
                                                           2004           2003           2004           2003
                                                         --------       --------       --------       --------
Revenue:
      License fees and royalties                               77%            83%            76%            80%
      Services and other                                       23             17             24             20
                                                         --------       --------       --------       --------
           Total net revenue                                  100            100            100            100
Costs and expenses:
      Cost of license fees and royalties                        1              2              1              1
      Cost of services and other                               11             12             11             13
      Amortization of identifiable intangibles                  1              2              1              2
      Research and development                                 19             18             20             20
      Marketing and sales                                      38             41             41             42
      General and administrative                               14             17             15             17
      Restructuring charges                                  --                3           --                8
      Patent litigation fees, license and settlement         --                9           --                8
      Non-cash stock compensation                               3              2              2              1
                                                         --------       --------       --------       --------
           Total costs and expenses                            87            106             91            112
                                                         --------       --------       --------       --------
           Income (loss) from operations                       13             (6)             9            (12)
      Other income (expense), net                              (1)          --               (1)          --
      Gain on sale of land                                   --               12           --                6
      Interest expense                                         (1)            (2)            (2)            (1)
                                                         --------       --------       --------       --------
           Income (loss) before income taxes                   11              4              6             (7)
      Income tax provision                                   --             --             --             --
                                                         --------       --------       --------       --------
           Income (loss) from continuing operations            11              4              6             (7)
      Discontinued operations, net of tax:
           Income from discontinued operations               --                1           --                1
                                                         --------       --------       --------       --------
           Net income (loss)                                   11%             5%             6%            (6)%
                                                         ========       ========       ========       ========

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

REVENUE
-------

The following table presents our license fees and royalties, support and maintenance, and professional services and other revenue for the three and six months ended December 31, 2004 and 2003, and the percentage changes from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
Revenue:
      License fees and royalties          $  7,640            8%     $  7,057     $ 13,441            5%     $ 12,828
      Support and maintenance                1,374           45           950        2,635           32         1,992
      Professional services and other          927           85           500        1,711           38         1,242
                                          --------     --------      --------     --------     --------      --------
      Total net revenue                   $  9,941           17%     $  8,507     $ 17,787           11%     $ 16,062
                                          ========     ========      ========     ========     ========      ========

We sell our adaptive mobility products to enterprises, original equipment manufacturers ("OEMs"), application developers, distributors and valued-added resellers. No customer accounted for greater than 10% of revenue from continuing operations in the second quarter or the first six months of fiscal 2005 or 2004.

LICENSE FEES AND ROYALTIES. The majority of our product license revenue consists of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer's licensing of a given software product for the first time or with a customer's purchase of the right to run a previously licensed product on additional computing capacity or by additional users. Our royalty revenue primarily consists of fees related to our OEM customers periodically increasing the number of units they are authorized to use of a licensed software product and these fees are normally paid on a quarterly basis.

We classify our product offerings into one operating segment, the adaptive mobility segment, which consists of products and services that extend enterprise applications to mobile and wireless environments. Our products in the adaptive mobility segment include enterprise mobility solutions, mobile device solutions and enterprise database solutions.

The table below presents total net license fees and royalty revenue by product line and each product line's percentage of license fees and royalty revenue for the three and six months ended December 31, 2004 and 2003.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
License fees and royalties:
Enterprise Mobility Solutions             $  3,766           22%     $  3,076     $  6,451           19%     $  5,426
      % of license fees and royalty
        revenue                                 50%          44%           48%          42%
Mobile Device Solutions                      1,934           (6)        2,056        3,423          (11)        3,834
      % of license fees and royalty
        revenue                                 25%          29%           25%          30%
Enterprise Database Solutions                1,940            1         1,925        3,567            0         3,568
      % of license fees and royalty
        revenue                                 25%          27%           27%          28%
                                          --------     --------      --------     --------     --------      --------
Total net revenue                         $  7,640            8%     $  7,057     $ 13,441            5%     $ 12,828
                                          ========     ========      ========     ========     ========      ========

We sell our enterprise mobility products to corporate customers either directly through our field sales staff or through distributors, valued-added resellers and other channel partners. License revenue from our enterprise mobility products increased $690 thousand in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and approximately $1 million for the six months ended December 31, 2004 compared to the six months ended December 31, 2003. The increase in enterprise mobility product license revenue was the result of several factors, including an OEM sale of our enterprise XTNDConnect PC product for use in connection with a third party's mail and messaging software. We do not anticipate significant license revenue from this sale for the remainder of fiscal 2005 since the contract was essentially completed in the second quarter. Additionally, the weakening of the U.S. dollar versus the British pound sterling and the euro increased reported revenue in the first half of fiscal 2005. See "International Revenue" below for further discussion. The increase in revenue recorded was also a result of our installed customer base rolling out additional licenses of our OneBridge Mobile Groupware application and sales of this product to new enterprise customers in both Europe and North America. We believe these customers purchased OneBridge Mobile Groupware because of its competitive total cost of ownership combined with the OneBridge platform design, which enables customers to roll out future mobile applications, such as mobile field service and mobile sales force automation applications, using the same infrastructure as the devices that receive e-mail.

We sell our mobile device products either directly or through distributors, primarily to OEMs that supply the mobile handset and the telematics industries. License fees and royalty revenue from our mobile device products decreased $122 thousand in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and decreased $411 for the first six months of fiscal 2005 compared to the first six months of fiscal 2004. The decline in revenue was due primarily to a lower level of royalties from a

European handset manufacturer. Although our products continue to be licensed by the manufacturer, volumes and unit pricing for both the first and the second quarter of fiscal 2005 were lower than the amounts for the previous year's comparable quarters. We do not expect revenue from this customer to increase significantly in the remaining quarters of fiscal 2005. Offsetting this decline somewhat was approximately $450 thousand in the second quarter and $350 thousand in the first quarter of revenue related to products embedded in handsets that were shipped by our customers prior to the beginning of each of these quarters. Revenue related to these shipments was not recognized in the quarter the customer products were shipped due to the lack of timely reporting of royalties by our customers or lack of appropriate customer signatures on the license agreements.

Royalty revenue generated from sales to OEMs has fluctuated from quarter to quarter in the past. We expect it will also fluctuate in future quarters, because demand in these markets is difficult to predict, as it is dependent upon the timing of customer projects and the effectiveness of their marketing efforts. We currently have a large opportunity to license our software to a major semi-conductor manufacturer, which could, if it continues to develop and close during the third quarter, positively impact revenue growth for this product line in the third quarter of fiscal 2005. Without this significant revenue opportunity, we expect this product to have flat to decreasing revenue in comparison to quarterly results for the prior year. Additionally, quarterly fluctuations in revenue can occur due to the nature of the arrangements with customers, which can vary between quarterly royalty payments that become due as devices are shipped by the manufacturer and one-time payments that allow the customer either unlimited or a capped number of licenses. Finally, we have experienced late royalty reporting from our customers, and despite efforts to coordinate more closely with our customers, we anticipate late reporting could recur in future quarters.

We sell our database products to enterprise customers and software developers who write applications utilizing our product's data management capabilities. License revenue from our enterprise database product lines in the first quarter and second quarter of fiscal 2005 was approximately the same as the revenue recorded in the first and second quarters of fiscal 2004. We anticipate flat to declining revenue from this product line for the remainder of fiscal 2005.

SUPPORT AND MAINTENANCE. Support and maintenance revenue is derived predominantly from our enterprise mobility products and represents the ratable recognition of fees to enroll customers in our software maintenance and support programs. Enrollment in these programs generally entitles customers to product enhancements, technical support services and ongoing product updates for compatibility with new mobile devices and mobile device operating systems. These fees are generally charged annually, and, for software products sold directly to enterprises, have been generally in the range of 15% to 20% of the discounted price of the product. For software products sold through resellers that provide support directly to their customers, this range has been 11% to 14%. Software sold to mobile device solutions OEM customers generally does not include support and maintenance agreements or the support and maintenance revenue is much lower in comparison to the license revenue, as technical issues are generally resolved before our software is embedded into our customers' devices and the sales transaction is completed.

Support and maintenance revenue increased $424 thousand in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and $643 thousand for the six months ended December 31, 2004 compared to the six months ended December 31, 2003. This increase was the result of customers who had previously purchased our OneBridge products renewing support and maintenance contracts combined with the ratable recognition of revenue from new support and maintenance contracts sold to customers purchasing our products for the first time in the second quarter of fiscal 2005. Our support and maintenance revenue depends on both our software license revenue and renewals of support and maintenance agreements by our existing customers. Our support and maintenance revenue has increased as a result of both support and maintenance sold with new licenses and support and maintenance renewals. We expect that our support and maintenance revenue will increase as our license revenue increases and decrease as our license revenue decreases.

PROFESSIONAL SERVICES AND OTHER. Professional services and other revenue is derived primarily from our work related to enterprise mobility products and consists of fees for consulting, product installations, training, and developing custom applications that utilize our middleware products such as OneBridge Mobile Data Suite. Professional services revenue is driven by our customers purchasing services to aid them in developing software solutions for their mobile workforce in both Europe and North America. Additionally, we derive professional services revenue as we perform custom modifications or porting of our mobile device solutions products for OEM customers.

Professional services revenue increased $427 thousand in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and increased $469 thousand for the six months ended December 31, 2004 compared to the six months ended December 31, 2003. The increased revenue in the second quarter of fiscal 2005 was the result of increased customer demand for services from our enterprise mobility group to build custom applications and assist with OneBridge Mobile Groupware deployments. In the first quarter of fiscal 2005, our professional services group substantially completed a significant project for one of our European carrier partners to develop a mobile field service application for use by its workers.

Based on the projects currently scheduled for the third quarter of fiscal 2005, we expect professional services revenue in the third quarter of fiscal 2005 to be approximately the same as the revenue in the second quarter of fiscal 2005. Although we expect approximately the same amount of billable hours for our professional services group, professional services revenue may fluctuate from quarter to quarter based on the amount of revenue we may be required to defer under our revenue recognition policy and the timing of services engagements.

INTERNATIONAL REVENUE

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our European-based sales force and channel partners, overseas OEMs and a number of international distributors. Based on the region in which the customer resides, the table below presents total net revenue by region and each region's percentage of total net revenue for the three and six months ended December 31, 2004 and 2003.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
International revenue:
North America                             $  3,376           11%     $  3,050     $  6,666            6%     $  6,285
      % of total net revenue                    34%                        36%          37%                        39%
Europe                                       5,278           12         4,698        9,013           14         7,923
      % of total net revenue                    53%                        55%          51%                        49%
Asia Pacific and Rest of World               1,287           70           759        2,108           14         1,854
      % of total net revenue                    13%                         9%          12%                        12%
                                          --------     --------      --------     --------     --------      --------
Total net revenue                         $  9,941           17%     $  8,507     $ 17,787           11%     $ 16,062
                                          ========     ========      ========     ========     ========      ========

Sales to North American customers increased $326 thousand in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and increased $381 thousand in the six months ended December 31, 2004 compared to the six months ended December 31, 2003. The sales increase was a result of a significant OEM sale of our enterprise XTNDConnect PC product for use in connection with a third party's mail and messaging software.

Sales in Europe grew $580 thousand in the second quarter of fiscal 2005 compared to the second quarter fiscal 2004 and increased $1.1 million for the six months ended December 31, 2004 compared to the six months ended December 31, 2003. This growth was a result of increased license and professional services revenue from our enterprise mobility and database products sold to our European customers. Over the past several years we have made significant investments in our European-based pre-sales, sales, and technical support teams, and these investments have resulted in both obtaining new customers and increasing the amount of sales to existing customers. We believe the adoption rate of mobile devices and wireless infrastructure in Europe is more advanced than in North America and we are benefiting from our significant presence in this market. We have also developed an extensive network of resellers in Europe that market our products, particularly our OneBridge Mobile Groupware products, to a wide range of companies. These increases were offset somewhat by the decline in the sales of our mobile device solutions products to a major European handset manufacturer.

Additionally, the increase in revenue from our European customers was a result of the decrease in the strength of the U.S. dollar compared to the euro and British pound sterling, which resulted in sales to our European customers invoiced in local currencies being greater in U.S. dollars than they would have been had the exchange rate remained constant. Total reported revenue, including revenue from our European customers invoiced in local currency, grew 17% between the second quarter of fiscal 2005 and the second quarter of fiscal 2004, but had the exchange rate for the U.S. dollar remained constant between those years, revenue would have increased only 12%. For the six months ended December 31, 2004, total reported revenue, including revenue from our European customers invoiced in local currency, grew 11% compared to the six months ended December 31, 2003, but had the exchange rate for the U.S. dollar remained constant between those years, revenue would have increased only 7%. We expect that international sales will continue to represent a significant portion of our net revenue in the foreseeable future.

Our revenue from Asia Pacific and the rest of the world is primarily from sales to OEM customers of our mobile device solutions products. We also sell our enterprise mobility products in these regions through distributors and value-added resellers. We sell our products in these regions in U.S. dollars and do not have significant revenue derived from sales in foreign currencies from these regions. In the second quarter of fiscal 2005 revenue from these regions increased $528 thousand compared to the second quarter of fiscal 2004 and increased $254 thousand for the six months ended December 31, 2004 as compared to the six months ended December 21, 2003. These increases reflect the continued transition from domestic customers to Asian-based original design manufacturers and Asian handset manufacturers for sales of our mobile device solutions products.

COST OF REVENUE
---------------

The following table sets forth our costs of license fees and royalties, technical support services and professional services and other for the three and six months ended December 31, 2004 and 2003, and the percentage change from the prior year:

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
Cost of revenue:
Cost of license fees and royalties        $    129          (10)%    $    144     $    196          (13)%    $    226
      % of license fees and royalty
        revenue                                  2%                         2%           1%                         2%
Cost of technical support services             439          (18)          533          906          (11)        1,017
      % of support and maintenance
        revenue                                 32%                        56%          34%                        51%
Cost of professional services and other        621           24           500        1,039           (7)        1,119
      % of professional services and
        other revenue                           67%                       100%          61%                        90%
                                          --------     --------      --------     --------     --------      --------
Total cost of revenue                     $  1,189            1%     $  1,177     $  2,141           (9)%    $  2,362
                                          ========     ========      ========     ========     ========      ========

COST OF LICENSE FEES AND ROYALTIES. The cost of license fees and royalty revenue consists primarily of royalties for the use of third-party software. The cost of license fees and royalties remained relatively constant due to the fixed cost nature of the licensing agreements we have arranged with third parties. As we introduce new products into the marketplace that incorporate technology from third parties, such as OneBridge Mobile Secure and OneBridge Mobile Sales, we expect the cost of license fees and royalties to increase as we increase the number of licenses we sell for these new products.

COST OF TECHNICAL SUPPORT SERVICES. The cost of technical support services consists primarily of compensation and benefits, third-party contractor costs and related expenses incurred in providing customer support. The increase in gross margin during the second quarter of fiscal 2005 compared to the prior year's second quarter was due to an increase in support revenue resulting from new support and maintenance contracts and renewals of previous contracts. The gross margin was improved through cost reductions achieved by transferring a portion of the technical support service work to lower cost outsourced contract providers. The same factors resulted in the improved margins reported for the first half of fiscal 2005. We expect increases in our cost of technical support services as we add staff to our technical services group to support the deployment of enterprise mobility software solutions to additional new customers.

COST OF PROFESSIONAL SERVICES AND OTHER. The cost of professional services and other consists primarily of compensation and benefits incurred in providing services for building custom applications, training, consulting, installations and assisting with customer deployments. Professional services gross margin was 33% for the second quarter of fiscal 2005 compared to 0% in the second quarter of fiscal 2004. The increased gross margin was due to increased utilization of our professional services group allowing us to increase revenue with current fixed resources. The increased revenue was slightly offset by increased costs related to procurement of third-party subcontractor services and an increased number of professional services staff resulting from transfers from the research and development group. Additionally, we substantially completed a significant professional services engagement for a field services application that effectively optimized the resources of our European professional services organization and was completed at a gross margin higher than we have historically experienced.

We expect professional services revenue to remain at approximately the same levels in the remaining quarters of fiscal 2005 as more of our customers begin work on mobile applications projects. However, given the high level of fixed costs associated with the professional services group, an inability to generate sufficient services revenue to absorb these fixed costs could lead to lower or negative gross margins. We have also experienced fluctuations in our professional services revenue on a quarterly basis due to the timing of revenue recognition, which may be delayed due to specific contract terms. We expect our professional services revenue will continue to experience these fluctuations in the future.

AMORTIZATION OF IDENTIFIABLE INTANGIBLES

The following table presents our amortization of identifiable intangibles for the three and six months ended December 31, 2004 and 2003 and the percentage change from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
Amortization of identifiable intangibles  $     43          (72)%    $    155     $    117          (66)%    $    344
      as a % of net revenue                      0%                         2%           1%                         2%

Amortization decreased in the first and second quarters of fiscal 2005 compared to the first and second quarters of fiscal 2004 as a result of the intangibles related to our acquisition of Rand Software Corporation and Oval (1415) Limited becoming fully amortized in the second quarter of fiscal 2004 and first quarter of fiscal 2005, respectively.

For the remaining quarters of fiscal 2005, we expect amortization of identifiable intangibles to remain consistent with the amount incurred in the second quarter.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The following table presents our research and development expenses for the three and six months ended December 31, 2004 and 2003 and the percentage change from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
Research and development                  $  1,918           28%     $  1,496     $  3,628           15%     $  3,164
      as a % of net revenue                     19%                        18%          20%                        20%


Research and development (or "R&D") expenses consist of compensation and benefits for our software developers and development support personnel, including software programmers, testing and quality assurance personnel, product managers and writers of technical documentation, such as product manuals and installation guides. These expenses also include consulting costs, facility and communications costs, costs for software development tools and equipment, and the cost of training our outsourced quality assurance and technical support service provider. During the periods presented above, all software development costs have been expensed.

R&D expenses increased $422 thousand in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. The spending increases were the result of retaining additional contract R&D services to advance product development. We also incurred additional costs to retain our current R&D team as well as replace and recruit new R&D team members. R&D expenses increased $464 thousand for the six months ended December 31, 2004 compared to the six months ended December 31, 2003. This increase was a result of the higher second quarter spending as spending in the first quarter was relatively unchanged from the previous year's first quarter. We expect research and development costs to increase in the remaining quarters of fiscal 2005 as we add additional resources to complete our planned new products and enhanced functionality of our existing products. We expect to incur these expenses through the recruiting and hiring of additional employees in our engineering, quality assurance and technical support departments.

MARKETING AND SALES EXPENSES
----------------------------

The following table presents our marketing and sales expenses for the three and six months ended December 31, 2004 and 2003 and the percentage change from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
Marketing and sales                       $  3,819            9%     $  3,490     $  7,203            8%     $  6,684
      as a % of net revenue                     38%                        41%          40%                        42%

Marketing and sales expenses consist primarily of salaries for our sales, inside sales, marketing and technical sales staff, sales-related commissions and bonuses paid to our direct sales force, commissions to third-party distributors and other marketing-related expenses including trade shows, promotional materials, public relations and advertising.

Marketing and sales expenses increased $329 thousand in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. The increased spending was a result of $131 thousand of higher third-party commissions we paid to our agents for sales of our IrDA and Bluetooth products. Additionally, we incurred $109 thousand of higher marketing and sales consulting and third-party services expenses, and we recorded $104 thousand higher bad debt expense in the second quarter of fiscal 2005 compared to the prior year's second quarter. Marketing and sales expenses increased $519 thousand for the six months ended December 31, 2004 compared to the six months ended December 31, 2003. The increased spending was primarily the result of $169 thousand in increased sales salaries and commissions. These higher costs were the result of higher levels of sales as well as retaining more experienced sales leadership and increasing the experience level of the people who are accountable for the sales of our enterprise mobility solutions. We also incurred $91 thousand of increased third-party commissions and $119 thousand of increased bad debt expense in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Moreover, we also incurred $85 thousand of costs associated with the termination of the Vice President of North American Sales in the first quarter of fiscal 2005.

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

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

The following table presents our general and administrative expenses for the three and six months ended December 31, 2004 and 2003 and the percentage change from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
General and administrative                $  1,354           (7)%    $  1,458     $  2,730            3%     $  2,639
      as a % of net revenue                     14%                        17%          15%                        16%

General and administrative expenses primarily consist of salaries and other personnel costs for our executive management, finance and accounting, management information systems, human resources and other administrative groups. Other expenses included in general and administrative expenses are fees paid for outside legal and accounting services, directors' and officers' insurance costs and SEC compliance and NASDAQ listing fees.

General and administrative expenses decreased by $104 thousand in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. The decline was a result of a reduction in professional fees in the second quarter of fiscal 2005 that was partially offset by an increase in management bonuses. General and administrative expenses increased $91 thousand in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 primarily due to the accrual of expenses for our management bonus program in the first six months of fiscal 2005.

RESTRUCTURING CHARGES
---------------------

The following table presents our restructuring charges for the three and six months ended December 31, 2004 and 2003 and the percentage change from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------

Restructuring charges                     $   --            NM*%     $    261     $   --            NM*%     $  1,329
      as a % of net revenue                      0%                         3%           0%                         8%

      *  percentage change not meaningful

We did not incur restructuring charges in the first or second quarters of fiscal 2005. We recorded approximately $1.3 million in workforce reduction costs during the first and second quarters of fiscal 2004 that consisted primarily of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, the resignation of Karla Rosa, our former Chief Financial Officer, and the termination of thirteen employees from our marketing and sales, research and development, administration and operations groups. Of the terminated employees, nine were located in the United States and four were in Europe. The restructuring charge for the first and second quarters of fiscal 2004 included $499 thousand of non-cash compensation resulting from the accelerated vesting of employee stock options. As of December 31, 2004 all restructuring charges had been paid.

PATENT LITIGATION FEES, LICENSE AND SETTLEMENT
----------------------------------------------

The following table presents our patent litigation, license and settlement expense for the three and six months ended December 31, 2004 and 2003 and the percentage change from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------

Patent litigation fees, license and
  settlement                              $   --           NM*%      $    776     $   --           NM*%      $  1,345
      as a % of net revenue                      0%                         9%           0%                         8%

      *  percentage change not meaningful

In April 2002, Intellisync Corporation filed a patent infringement action against us in the U.S. District Court in Northern California. The action alleged that our XTNDConnect server and desktop synchronization products infringed on seven of Intellisync's synchronization-related patents. We incurred legal fees and other related costs in connection with defending this action. On March 4, 2004 we mutually agreed with Intellisync Corporation ("Intellisync"), formerly known as Pumatech, Inc., to settle the patent infringement lawsuit. Both companies agreed to settle all claims and to immediately terminate litigation proceedings. In connection with the settlement, we made a one-time payment to Intellisync in the third quarter of fiscal 2004 of $2.0 million and received a license to certain Intellisync patents. This payment covers estimated past and future royalties on revenue related to our products shipped and covered under Intellisync's licensed patents. Both companies have agreed there will be no further patent litigation actions for a period of five years and that Intellisync will release all of our customers from any claims of infringement relating to their purchase and future use of our products. The expenses incurred during the first and second quarters of fiscal 2004 were for legal and other costs to defend against the lawsuit.

NON-CASH STOCK COMPENSATION
---------------------------

The following table presents our non-cash stock compensation expense for the three and six months ended December 31, 2004 and 2003 and the percentage change from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
Non-cash stock compensation               $    291           73%     $    168     $    439          161%     $    168
      as a % of net revenue                      3%                         2%           2%                         1%

In the second quarter of fiscal 2004, our Employee Stock Purchase Plan was terminated. The Board of Directors approved a grant of options to employees that had been participating in the plan with an exercise price below the then current fair market value of the stock to replace the number of shares and the purchase price the employees expected under the terms of the terminated plan. In the second quarter of fiscal 2005, we recorded a non-cash stock compensation expense of $214 thousand in connection with this grant. We do not expect any expense in future quarters related to the plan termination and do not expect any future grants to employees of options with exercise prices below fair market value.

In fiscal 2004, we changed the compensation for the members of our Board of Directors to include annual grants of restricted stock. Additionally, we made restricted stock grants to some of our employees in October 2003. These expenses reflect the charges related to the amortization of the related compensation expense over the period the stock vests. The grants to employees fully vested in the second quarter of fiscal 2005 and, accordingly, there will be no future expense associated with these grants. However, future amortization expense related to additional annual grants of restricted stock made to the members of our Board of Directors will be recorded in future quarters, and we expect these costs to be approximately $38 thousand per quarter for the remainder of fiscal 2005.

OTHER INCOME (EXPENSE), NET
---------------------------

The following table presents our other income and expense for the three and six months ended December 31, 2004 and 2003 and the percentage change from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
Foreign currency exchange gain (loss)     $   (130)         333%     $    (30)    $   (213)        NM*%      $     29
Interest income                                (10)        (143)           23           11          (58)           26
Net rental income                               61           33            46          129           39            93
Other net income (expense), net                (12)         (79)          (57)         (15)         (86)         (106)
                                          --------     --------      --------      --------    --------      --------
      Total other income (expense), net   $    (91)         406%     $    (18)    $    (88)        (310)%    $     42
                                          ========     ========      ========      ========    ========      ========

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

We recognized a foreign currency loss in the second quarter of fiscal 2005 and for the six months ended December 31, 2004, primarily due to our intercompany balance forecasts differing from our projections in periods of currency volatility. We recognized a foreign currency gain in the first quarter of fiscal 2004 as a result of the decrease in the strength of the U.S. dollar at a time when we were not entering into foreign currency forward contracts. For additional information on our foreign currency exposure see Item 3 of this Form 10-Q.

Interest income decreased in the second quarter and the first half of fiscal 2005 as a result of writing-off approximately $25 thousand of interest income on a note receivable that was accrued in prior periods and was determined to be uncollectible.

The increase in net rental income in the second quarter of fiscal 2005 and for the six months ended December 31, 2004 compared to the same three and six month periods ended December 31, 2003 was due primarily to an increase in rent received as a result of our leasing additional unused space at our headquarters facility in Boise, Idaho.

The decrease in other expense in the first half of fiscal 2005 compared to the same period last year was due primarily to a decrease in sales and use tax expense that was recorded in the first quarter of fiscal 2004 in connection with a sales tax audit.

The amount of any foreign currency exchange gain or loss for the remainder of fiscal 2005 will depend upon currency volatility, the amount of our intercompany balances and our ability to accurately predict such balances, and whether we decide to enter into foreign currency forward contracts. We expect interest income and net rental income to remain relatively constant.

INTEREST EXPENSE
----------------

The following table presents our interest expense for the three and six months ended December 31, 2004 and 2003 and the percentage change from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
Interest expense                          $    133           (8)%    $    145     $    266           49%     $    179
      as a % of net revenue                      1%                         2%           1%                         1%

Interest expense consists primarily of interest associated with the sale-and-leaseback of our headquarters land and building, which is accounted for as a financing transaction, and interest paid on the term debt that we assumed in connection with our acquisition of ViaFone in August 2002. Interest expense increased by approximately $87 thousand in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily as a result of entering into the sale-and-leaseback agreement at the end of the first quarter of fiscal 2004.

INCOME TAX PROVISION
--------------------

The following table presents our income tax provision for the three and six months ended December 31, 2004 and 2003 and the percentage change from the prior year.

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------
Income tax provision                      $      7          (22)%    $      9     $     32          146%     $     13
      as a % of income (loss) before
        income taxes                             1%                         2%           3%                        (1)%

We recorded an income tax provision in the first and second quarters of fiscal 2005 and 2004, consisting primarily of foreign withholding taxes for which no credit is currently available against U.S. taxes due to our cumulative net loss position. We expect to record an income tax provision in the remaining quarters of fiscal 2005 related primarily to payments of foreign withholding taxes.

DISCONTINUED OPERATIONS
-----------------------

The following summarizes the results of discontinued operations:

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                          -----------------------------------    ------------------------------------
                                            2004       % CHANGE        2003         2004       % CHANGE        2003
                                          --------     --------      --------     --------     --------      --------

Net revenue                               $   --           NM*%      $     29     $   --           NM*%      $    169
Income from discontinued operations,
   net of tax .                           $   --           NM*%      $     47     $   --           NM*%      $     88

      *  percentage change not meaningful

Our revenue from discontinued operations for the first and second quarters of fiscal 2004 consisted of revenue from our discontinued infrared hardware business, for which we adopted a formal exit plan in the first quarter of fiscal 2003. Although our infrared hardware business was discontinued in the first quarter of fiscal 2003, we continued to see revenue throughout fiscal 2003 as customers continued to place last-time orders and we saw revenue in the first and second quarters of fiscal 2004 as we shipped final orders.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES

                                             SIX MONTHS ENDED DECEMBER 31,
                                            ------------------------------
                                                2004              2003
                                            ------------      ------------
Net cash (used) by operating activities     $     (1,534)     $     (1,531)

Net cash used by operating activities in the first six months of fiscal 2005 was primarily the result of our net income plus the adjustments to net income for non-cash expenses offset by cash invested in accounts receivable of $2.9 million. Included in net income were non-cash charges for depreciation and amortization of $404 thousand, which declined from the prior year primarily as a result of assets becoming fully depreciated without replacement purchases. Also included were $439 thousand of non-cash charges for stock compensation related to the amortization of restricted stock grants and grants of stock options with exercise prices below the then current fair market value.

Net cash used by operating activities in the first six months of fiscal 2004 was primarily the result of our net loss of $977 million. Included in the net loss was a non-cash gain on the sale of land of $998 thousand. Other non-cash charges included depreciation and amortization of $845 thousand and non-cash charges for stock compensation of $667 thousand related to the termination of employees including the former Chief Executive Officer and Chief Financial Officer. In addition to these non-cash charges, accounts payable and accrued expenses increased by $678 thousand.

Accounts receivable, net of allowances, increased from $6.8 million at June 30, 2004 to $9.8 million at December 31, 2004. The increase in accounts receivable was a result of the higher level of sales we experienced in the second quarter of fiscal 2005 combined with an increase in our days sales outstanding. Our days sales outstanding for the quarter ended December 31, 2004 was approximately 89 days, compared to 80 days for the quarter ended June 30, 2004. The increase in days sales outstanding has been the result of a combination of factors, including sales to our Asian customers that have historically been slower paying, sales to European customers where payment times are longer, and sales for a significant OEM transaction that is not past due but remains in trade accounts receivable. We expect our days sales outstanding to return to more historical levels because we do not believe the events that increased the days sales outstanding this quarter will be a recurring pattern in future quarters. We expect that our accounts receivable will increase in the remaining quarters of fiscal 2005 as a result of an expected increase in net revenue. Accounts receivable may also increase in the future if net revenue from international customers becomes a higher percentage of our net revenue.

NET CASH USED BY INVESTING ACTIVITIES

                                             SIX MONTHS ENDED DECEMBER 31,
                                            ------------------------------
                                                2004              2003
                                            ------------      ------------
Net cash provided (used) by
   investing activities                     $       (589)     $      1,345

Net cash used by investing activities in the first six months of fiscal 2005 was related to expenditures for software and other expenses related to a project to upgrade our accounting and transactional infrastructure. We plan to incur aggregate capital expenditures of approximately $200 thousand during the remainder of fiscal 2005, primarily for tenant improvements, software, system improvements and personal computers.

Net cash provided by investing activities in the first six months of fiscal 2004 was primarily the result of the proceeds from the sale of land adjacent to our Boise headquarters building. Offsetting this somewhat was cash used for tenant improvements we were required to make to the subleased portion of the unused space at our headquarters building pursuant to the sublease agreements.

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

                                             SIX MONTHS ENDED DECEMBER 31,
                                            ------------------------------
                                                2004              2003
                                            ------------      ------------
Net cash provided (used) by
   financing activities                     $       (128)     $      5,462

Net cash used for financing activities in the first six months of fiscal 2005 was primarily the result of $228 thousand of payments made on term debt and capital leases assumed as part of our acquisition of ViaFone in 2002. This use of cash was partially offset by $100 thousand of proceeds from the issuance of common stock under our stock option plans.

Net cash provided from financing activities in the first six months of fiscal 2004 was generated primarily from the cash received in the sale-and-leaseback of our headquarters facility. On September 26, 2003, we closed the sale-and-leaseback transaction and received proceeds of $4.8 million, netting $4.6 million after deducting transaction costs. As part of the agreement, we entered into a 10-year master lease for the building with annual payments equal to approximately $442 thousand.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank and renewed and restructured this agreement effective as of August 31, 2004. Under this agreement we can access up to $2.5 million of financing in the form of a demand line of credit. Our borrowing capacity is limited to 80% of eligible accounts receivable balances and is collateralized by certain of our assets. Interest on any borrowings will be paid at prime. The line of credit agreement requires us to maintain certain financial ratios and expires in August 2006. We are in compliance with all financial covenants. There is no outstanding balance on this facility at December 31, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited proposes. As of December 31, 2004, we were not involved in any unconsolidated SPE transactions.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
---------------------------------------

We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $168 thousand and $179 thousand for the three months ended December 31, 2004 and 2003, respectively. For the six months ended December 31, 2004 and 2003, operating lease expense was $303 thousand and $406 thousand, respectively.

On September 26, 2003, we closed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at December 31, 2004. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price, or approximately $442 thousand. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan is collateralized by certain of our assets, requires us to maintain certain financial ratios and is scheduled to be paid in full by March 2005. At December 31, 2004, the loan balance was $108 thousand.

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations as of December 31, 2004 are as follows:

                                                                        YEAR ENDING JUNE 30,
                                          -------------------------------------------------------------------------
                                            2005         2006         2007         2008         2009      THEREAFTER     TOTAL
                                          --------     --------     --------     --------     --------     --------     --------
SVB debt principal (1)                    $    108     $   --       $   --       $   --       $   --       $   --       $    108
SVB debt interest                                1         --           --           --           --           --              1
Monthly payments pursuant to building
      sale-and-leaseback                       221          442          442          442          442        1,875        3,864
Capital leases (1)                              14           11            6         --           --           --             31
Operating leases                               316          442          319          258          256           64        1,655
Post-retirement benefits (1)                    17           17           17           17           17           68          153
                                          --------     --------     --------     --------     --------     --------     --------
                                          $    677     $    912     $    784     $    717     $    715     $  2,007     $  5,812
                                          ========     ========     ========     ========     ========     ========     ========

(1) These amounts are reported on the balance sheet as liabilities.

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES

We derive a significant portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of independent distributors and overseas original equipment manufacturers. Sales made by our international subsidiaries are generally denominated in each country's respective currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into U.S. dollars. Fluctuations in exchange rates also may make our products more expensive to original equipment manufacturers and independent distributors who purchase our products in U.S. dollars.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. Although these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of December 31, 2004. As of December 31, 2003, we had forward contracts with a nominal value of $8.5 million in place against the euro, Canadian dollar and British pound sterling, which matured within 30 days. We recognized net currency exchange losses of approximately $130 thousand and $213 thousand for the three and six months ended December 31, 2004 and a net currency exchange loss of approximately $30 thousand and a gain of approximately $29 thousand for the three and six months ended December 31, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

WE HAVE A RECENT HISTORY OF OPERATING PROFITS, BUT A PRIOR HISTORY OF OPERATING LOSSES. DECLINES IN OUR QUARTERLY REVENUE OR OTHER FACTORS COULD RETURN THE COMPANY TO REPORTING OPERATING LOSSES IN FISCAL 2005.

For the past few quarters, we have reported income from operations; however, for the period from the third quarter of our fiscal year ended June 30, 1999 through our third quarter of fiscal 2004, we have reported operating losses. These losses have been the result of devoting significant financial resources to defense of a patent infringement suit, restructuring costs, and research and development and marketing and sales cost for our adaptive mobility software products. We intend to continue to devote significant financial resources to product development and to marketing and sales activities. Our ability to maintain income from operations and our ability to reach positive cash flow from operations in subsequent periods will depend on a number of factors, including:

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

WE ARE ADVANCING OUR ENTERPRISE MOBILITY SOLUTIONS PRODUCT LINE, WHICH CURRENTLY DERIVES ITS REVENUE PRIMARILY FROM PERSONAL INFORMATION MANAGEMENT AND E-MAIL APPLICATIONS, BY INCREASING THE EMPHASIS ON MOBILE APPLICATIONS, INCLUDING LINE OF BUSINESS APPLICATIONS FOR FIELD SERVICE, SALES FORCE AUTOMATION AND OTHER CUSTOM APPLICATIONS. IF WE ARE UNABLE TO COMPLETE THIS PROGRESSION, OUR OPERATING RESULTS COULD BE HARMED.

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

   o CHANGES IN THE MAKE-UP OF OUR EXECUTIVE TEAM. We believe we have taken steps to strengthen our management team and have added people with the skills and experience to lead the Company through the progression described above. Several members of our executive team, including our Chief Executive Officer, our Chief Financial Officer, our Vice President of Research and Development, Vice President of Human Resources and Vice President of EMEA have joined the company within the past twenty-four months. Additionally, several members of the management team have resigned, including the Vice President of North American Sales, Vice President of Marketing and the former Vice President of Research and Development. As a result, the executive team has a relatively short history of working together, and we cannot be certain whether they will be able to manage the transition of the Company. If they are unable to work together effectively or do not execute the business plan efficiently, our business will suffer.

   o CHANGES IN THE SALES ORGANIZATION. We have many new sales representatives in our enterprise mobility solutions sales force that may take time to reach productivity. Late in fiscal 2003 and into fiscal 2004 we began to reorganize our sales force and replace the previous sales team with people that have more tenure and experience selling to large enterprises. We also established a new focus on large strategic accounts, re-allocated territories and terminated a number of representatives. As a result of these changes many of our account representatives operated under new leadership, began working with new customers or were relatively new to our Company. We have a number of sales representatives that are working toward achieving acceptable productivity. If the new members of our sales team are unable to become fully productive in a reasonable time frame or we are unable to retain these new sales representatives, we may lose sales opportunities and market share, take longer to close anticipated sales and experience a shortfall in revenue.

MARKETS FOR OUR PRODUCTS ARE BECOMING INCREASINGLY COMPETITIVE, WHICH COULD RESULT IN LOWER PRICES FOR OUR PRODUCTS OR A LOSS OF MARKET SHARE.

We may not compete successfully against current or future competitors, some of whom have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources. We expect increasing price pressure for several of our products, including our mobile PIM and e-mail applications and IrDA and Bluetooth products as these technologies become more commodity oriented and less differentiated in the marketplace. Increased competition may result in price reductions, reduced margins, loss of market share and a change in our business and marketing strategies, any of which could harm our business. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend the market acceptance of our products. Price concessions or the emergence of other pricing or distribution strategies by our competitors or us may diminish our revenue.

DEFECTS IN OUR SOFTWARE PRODUCTS, INCLUDING OUR UPGRADED ONEBRIDGE PRODUCTS, COULD RESULT IN A LOSS OF REVENUE, DECREASED MARKET ACCEPTANCE, INJURY TO OUR REPUTATION AND PRODUCT LIABILITY CLAIMS.

The software products we offer, particularly our enterprise mobility software, are inherently complex. Significant technical challenges arise with our products because our customers purchase and deploy our products across a wide variety of mobile device hardware types and operating systems, operate over various carrier networks and interface into a wide variety of enterprise scale applications and data configurations. This risk increases when we release new products or make significant enhancements to our existing products or where we have limited experience with new or complex customer environments. We have not experienced substantial, unresolved problems to date; however, customers have in the past and may in the future experience delays and difficulties when deploying our products into large, complex and variable environments. Product deployment issues can arise from a customer's configuration of their load balancing, clustering, authentication profiles or the data structures of their IBM Lotus Domino or Microsoft Exchange Server systems and may require professional services to resolve these issues. Despite quality control processes and testing by our current and potential customers and us, we cannot be sure that errors will not be found in current versions, new products or enhancements of our products after commencement of commercial shipments.

We recently began shipping and customers have recently begun installing OneBridge 4.2. In the course of the customer implementation activities that we have been involved with to date, we have encountered what we believe to be errors of the type generally associated with a release of major software programs. However, there is no assurance that significant defects will not be detected as customers deploy the product in larger volumes into even more complex environments. Software errors, if significant, or market perception that our software is not fully ready for production use - whether accurate or not - could result in:

     o  failure to achieve market acceptance;
     o  loss of customers;
     o  loss or delay in revenue;
     o  loss of market share;
     o  diversion of development resources;

     o  damage to our reputation;
     o  increased service and warranty costs; and
     o  claims or litigation for breach of contract or warranty.

OUR INCREASING FOCUS ON ENTERPRISE CUSTOMERS MAY LENGTHEN OUR SALES CYCLES AND INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS.

As we have sought to license our software to large enterprises and increase the average value of each sales transaction through our varied channel approach, we have experienced sales cycles that can be substantially more lengthy and uncertain than sales to smaller organizations of less complex product offerings. As we focus on large mobile application solutions that involve essential business applications, our enterprise customers generally require us to expend substantial time, effort and money in establishing the relationship and educating them about our solutions and how our solutions can provide benefits to their business. Also, sales to enterprise customers generally require an extensive sales effort throughout the customer's organization and often require final approval by the customer's chief information officer or other senior executive employee. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in our sales cycle as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of the enterprise volume licenses or the length of the contract negotiation process could cause our revenue and results of operations to vary significantly from quarter to quarter.

WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002.

The Sarbanes-Oxley Act of 2002 (the "Act") introduced new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. We expect to dedicate significant time and resources during fiscal 2005 to ensure compliance. There is no assurance that we will be successful in our efforts to comply with Section 404 of the Act. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report.

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

Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of our future revenue, earnings and cash flows from operations. If our operating results fall below the expectations of securities analysts, prospective investors or current stockholders, the price of our stock may fall. In addition, quarter-to-quarter variations in our revenue and operating results could create uncertainty about the direction or progress of our business or create a negative change in our perceived long-term growth prospects, which could result in a decline in the price of our stock.

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

CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of mobility software products and to take advantage of efficiencies and economies of scale. In fiscal 2004 our competitors completed acquisitions including, but not limited to, the following examples: Intellisync Corporation acquired Synchrologic, Sybase, Inc. acquired XcelleNet, Inc., Broadcom Corporation acquired Widcomm, Inc. and Infowave Software Inc. acquired Telispark Inc. Changes resulting from these and other consolidations may harm our competitive position. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire.

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

Our future success will depend on our ability to attract and retain experienced, qualified employees, particularly highly skilled software engineers, effective enterprise sales representatives and management personnel. Our plans include adding a number of new employees, most significantly in our research and development group. Competition for qualified personnel in the computer software industry is growing as the software industry rebounds from the technology downturn experienced in the past several years. We are not certain that our efforts to retain our key employees will succeed or that we will be successful in recruiting new qualified employees. If we lose the services of one or more key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for our key employees could divert management's time and result in increased operating expenses that may not be offset by either improved productivity or higher prices. New employees generally require substantial training, which may require significant resources and management attention.

OUR BUSINESS RELIES ON ENTERPRISES IMPLEMENTING MOBILE APPLICATIONS AND DEVICES. THE MARKET FOR THESE PRODUCTS IS DEVELOPING AND MAY BE HARMED IF CUSTOMERS ARE SLOW, OR DO NOT ADOPT OUR PRODUCTS OR BY DECLINES IN OVERALL INFORMATION TECHNOLOGY SPENDING.

The enterprise mobile application market is still developing and enterprises are exploring the benefits of mobilizing corporate information including their essential applications. Mobile contacts, calendar and e-mail are becoming more generally accepted mobile applications, however, our customers and potential customers have not traditionally mobilized their other enterprise applications. Because this is a relatively new market, we cannot be certain that this market will develop and grow. We expect that we will continue to need to pursue intensive marketing and selling efforts to educate prospective customers about the benefits to their operations through use of our products. This could cause our sales and marketing expenses to increase without a corresponding increase in revenue.

The market for our products also depends on the broader economic climate and spending on information technology, including mobile applications and devices. The global economic downturn and the slower growth in the geographies experiencing economic recovery may cause enterprises to delay implementation of mobile device and application rollouts, reduce their overall information technology budgets or reduce or cancel orders for our products. Our original equipment manufacturer customers may also limit development of new products that incorporate our products or reduce their level of purchases of our products in the face of slower information technology spending by their customers. A general weakening of the global economy and weakening of business conditions, particularly in the information technology, telecommunications, financial services and manufacturing industry sectors, could result in potential customers experiencing declines in their revenue and operations. In such an environment, customers may experience financial difficulty or cease operations.

Although we believe we have adequately factored the current economic conditions into our revenue forecasts, if the global economy experiences another downturn, demand for our products may be reduced as a result of enterprises reducing information technology spending on our products and original equipment manufacturers reducing their use of our products in their own products. As a result, our revenue may fail to grow or could decline, which would harm our operating results. If there is another global economic downturn, we also may be forced to reduce our operating expenses, which could result in our incurring additional charges in connection with restructuring or other cost-cutting measures we may implement. For example, in both fiscal 2003 and fiscal 2004, we announced restructuring plans to replace or reduce personnel, reduce costs, and improve operating efficiencies and, as a result, incurred restructuring costs, primarily for severance payments to terminated employees.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AGAINST CURRENT AND POTENTIAL COMPETITORS.

Our markets are increasingly competitive and our competitors are some of the largest software providers in the world. As the markets for adaptive mobility products grow, we expect competition from both existing and new competitors to intensify. We compete with:

o mobile solutions companies, including CommonTime, Good Technology, IBM, iAnywhere (a Sybase company), Infowave, JP Mobile, Microsoft, Intellisync, RIM, SEVEN, and Visto;
o mobile application companies, including Dexterra, Everypath, iAnywhere, IBM, Infowave, Microsoft, Oracle, SAP, TCS, and Wavelink;
o client/server database providers, including Borland, Microsoft, Oracle and Pervasive Software;

o mobile device solutions companies, including IVT Corporation, Agilent, EMBEDnet, CSR, Broadcom, Stonestreet One, Link Evolution and Open Interface North America; and
o internal research and development departments of original equipment manufacturers, many of whom are our current customers.

To date, our solutions have been differentiated from our competitors based on total cost of ownership, interoperability, performance and reliability. We may not be able to maintain our competitive position against current and potential competition, particularly competitors that have longer operating histories and significantly greater financial, technical, marketing, sales and other resources than we do and therefore may be able to respond more quickly than us to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. These competitors may be able to undertake more extensive promotions activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Additionally, if existing or new competitors were to merge or form strategic alliances, our market share may be reduced or pressure may be put on us to reduce prices resulting in reduced revenue and margins. These and other competitive factors could result in price reductions, reduced revenue and gross margins and lost market share and an inability to expand into new markets and industries, any one of which could materially affect our results of operations.

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

From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with our international subsidiaries. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies

THE SUCCESS OF OUR BUSINESS MAY DEPEND ON US IDENTIFYING AND SECURING ADDITIONAL SOURCES OF FINANCING, WHICH SOURCES MAY NOT BE AVAILABLE WHEN NEEDED OR MAY NOT BE AVAILABLE ON FAVORABLE TERMS.

We believe our existing working capital, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, or if accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of December 31, 2004, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $13 million. We ceased amortizing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize approximately $459 thousand of net identifiable intangibles in the remainder of fiscal 2005 and fiscal 2006 through 2009. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Any impairment and resulting write-off could have a negative impact on our results of operations in the period goodwill or other identifiable intangibles are written off.

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

Companies in the software industry often resort to litigation over intellectual property rights and there has been a substantial amount of litigation in the software industry regarding intellectual property rights. During fiscal 2004 we settled an intellectual property dispute that required a significant amount of Company resources. It is possible in the future that third parties may claim that our current or potential future products infringe on their intellectual property. If a court finds that we infringe on the intellectual property rights of any third party, we could be subject to liabilities, which could harm our business. As a result, we might be required to seek licenses from other companies or to refrain from using, manufacturing or selling specific products or using specific processes. Holders of patents and other intellectual property rights may not offer licenses to use their patents or other intellectual property rights on acceptable terms, or at all. Failure to obtain these licenses on commercially reasonable terms or at all could harm our business.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SIGNIFICANT PORTION OF OUR REVENUE.

In the second quarter of fiscal 2005, based on the region where the customer resides, approximately 66% of our revenue was generated from international sales. We expect that international sales will continue to represent a significant portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

o    changes in regulatory requirements and resulting costs;
o    export license requirements;
o    export restrictions, tariffs, taxes and other trade barriers;
o potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;
o    longer collection and payment cycles than those in the United States;
o    difficulty in staffing and managing international operations;
o restrictive labor laws in the European Union that restrict working hours and constrain our ability to react quickly in certain situations; and

o political and economic instability, including the threat or occurrence of military and terrorist actions and enhanced national security measures.

One or more of these risks could harm our future overseas research operations and international sales and support. If we are unable to manage these risks of doing business internationally, our results could suffer.

OUR BUSINESS MAY BE HARMED IF OUR PROFESSIONAL SERVICES ORGANIZATION DOES NOT GENERATE AN ACCEPTABLE PROFIT LEVEL, INCURS COSTS IN EXCESS OF AMOUNTS BILLABLE TO CUSTOMERS OR IF OUR PROFESSIONAL SERVICES REVENUE INCREASES AS A PERCENTAGE OF TOTAL REVENUE.

Our professional services business is subject to a variety of risks including:

o we may be unable to accurately predict staffing requirements and therefore the expense of fulfilling our service contracts may be greater than we anticipate;
o we may have an inappropriate level of resources dedicated to the professional services business in relation to the number of projects we are able to sell, resulting in a low utilization rate of resources;
o we may enter into professional services engagements that are complex and for which it is difficult to estimate resource requirements and costs due to the nature and scope of the engagement and the need to integrate our work product with the products of other contractors retained by our customers; and
o we have and may in the future enter into contractual arrangements with our professional services customers that subject us to damages and other liabilities if our work product does not conform to the agreed specifications.

If we are unable to operate the professional services organization effectively, the profitability of this business could decline, or even result in a loss, which could harm our business. In addition, we may enter into professional services projects that charge customers a fixed fee for a defined deliverable. We have at times in the past underestimated and may in the future underestimate the amount of time or resources required to complete this work and receive customer acceptance. If we do not correctly estimate the amount of time or resources required for a large project or a significant number of projects, our gross margins could decline, adversely affecting our operating results.

We realize lower margins on our professional services revenue than on license revenue. As a result, if professional services revenue increases as a percentage of total revenue our gross margins may decline and our operating results may be adversely affected.

WHEN WE ARE REQUIRED TO ACCOUNT FOR EMPLOYEE STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS USING A FAIR-VALUE METHOD, OUR NET INCOME AND EARNINGS PER SHARE COULD BE REDUCED SIGNIFICANTLY.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS No. 123(R) requires companies to measure all stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements. SFAS No. 123(R) is effective beginning the first quarter of our fiscal year 2006. We are currently assessing the impact of SFAS No. 123(R) on our stock-based compensation programs; however, we expect to have significant accounting charges that will reduce our net income and earnings per share. For example, in the first half of fiscal 2005, had we accounted for stock-based compensation plans using the fair-value method prescribed in SFAS No. 123(R), we would have recorded an additional operating expense of approximately $1.4 million. See Note 3 of "Notes to Condensed Consolidated Financial Statements" for a more detailed presentation of accounting for stock-based compensation plans. When we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

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


We have provisions in our certificate of incorporation and bylaws that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

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

In June 2003, pursuant to a Preferred Stock Rights Agreement, our Board of Directors issued certain Preferred Share Purchase Rights. The Rights were not intended to prevent a takeover of Extended Systems. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of Extended Systems deemed undesirable by our Board of Directors. The Rights would cause substantial dilution to a person or group that attempted to acquire Extended Systems on terms or in a manner not approved by our Board of Directors, except pursuant to an offer conditioned upon redemption of the Rights.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sales made by our international subsidiaries are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the U.S. dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of December 31, 2004. As of December 31, 2003, we had forward contracts with a nominal value of approximately $8.5 million, which matured within 30 days, in place against the Canadian dollar, euro and British pound sterling. We recognized net currency exchange losses of approximately $130 thousand and $213 thousand for the three and six months ended December 31, 2004 and a net currency exchange loss of approximately $30 thousand and a gain of approximately $29 thousand for the three and six months ended December 31, 2003.

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

Based on an evaluation of the Company's Disclosure Controls and Procedures performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, these officers have concluded that the Disclosure Controls and Procedures are effective.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 2, 2004, Extended Systems of Idaho, Incorporated ("ESI"), a wholly owned subsidiary of the Company, filed a complaint in the United States District Court for the District of Idaho against Agilent Technologies Singapore Pte., Ltd. ("Agilent") for failure to pay royalties due under a license agreement and for contributing to infringement of ESI's registered copyrights in ESI's IrDA software. Subsequently, based on factual representations from Agilent concerning the alleged conduct of Samsung Electronics Co., Ltd. ("Samsung"), on February 3, 2005, ESI filed an Amended Complaint joining Samsung, Samsung Electronics America, Inc. and Samsung Telecommunication America, L.P. (collectively, the "Samsung Defendants") on copyright infringement claims alleging, based on Agilent's representations, that the Samsung Defendants have infringed certain of ESI's registered copyrights in IrDA software by knowingly copying the software into Samsung phones with non-royalty bearing Agilent transceivers and importing and selling those cell phones in the United States without the permission of ESI.

The claims in the lawsuit relate to a business arrangement entered into by ESI with Agilent and Samsung in 2002 whereby Agilent agreed to sell certain royalty-bearing transceivers to Samsung for use by Samsung with ESI software in Samsung cell phones. Agilent would pay ESI royalties based on Samsung's use of the ESI software with royalty-bearing Agilent transceivers and Samsung was licensed to use ESI Software only with Agilent royalty-bearing transceivers. ESI alleges that Samsung knowingly has been using ESI software with non-royalty bearing Agilent transceivers outside the scope of its license from ESI and that Agilent has aided and abetted Samsung's conduct and has failed and refused to pay royalties to ESI for Samsung's use of ESI software with Agilent transceivers.

ESI seeks payments in accordance with the agreed contractual royalty rates for all uncompensated use of its software by Samsung and is seeking a full accounting from Agilent and Samsung as to the number of Agilent transceivers shipped to Samsung that were compatible with ESI software and as to the number of Samsung cell phones in which ESI software has been copied.

ESI has also filed a motion for preliminary injunction asking the Court to restrain Agilent from shipping transceivers to Samsung for use with ESI software without payment of agreed royalties and to restrain Samsung from selling or importing in the United States any cell phones incorporating unauthorized copies of ESI software.

None of the defendants have yet appeared in the action and a time has not been set for a hearing on ESI's motion for preliminary injunction. ESI is seeking a hearing in March.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2004 Annual Meeting of Stockholders, which was held on December 9, 2004, there were 15,097,542 shares of common stock entitled to vote at the meeting and a total of 13,326,788 shares were represented at the meeting. The following proposals were submitted to a vote of the stockholders:

(a) The following nominee for Class II Director was elected. He will serve for a two-year term that expires upon the 2006 Annual Meeting of Stockholders or until his successor is elected and qualified.

                Name of Nominee            Votes For          Votes Against
            ----------------------     ----------------   --------------------

            Klaus-Dieter Laidig           12,961,613             365,175

(b) The following nominees for Class III Director were elected. The Class III Directors will serve for a three-year term that expires upon the 2007 Annual Meeting of Stockholders or until their successors are elected and qualified.

                Name of Nominee            Votes For          Votes Against
            ----------------------     ----------------   --------------------

            Archie Clemins                12,705,041             621,747
            Raymond Smelek                12,855,945             470,843

(c) An increase in the number of shares of common stock reserved for issuance under the Extended Systems Incorporated 1998 Stock Plan was approved.

          o    4,057,007 votes in favor;
          o    1,109,934 votes against; and
          o    59,740 abstentions.

(d) An increase in the number of shares of common stock reserved for issuance under the Extended Systems Incorporated 1998 Director Option Plan was approved.

          o    4,084,734 votes in favor;
          o    1,080,915 votes against; and
          o    61,032 abstentions.

(e) An increase in the number of shares of common stock reserved for issuance under the Extended Systems Incorporated 2001 Approved Share Option Scheme was approved.

          o    4,049,580 votes in favor;
          o    1,118,596 votes against; and
          o    58,505 abstentions.

Following the election of the Class II and Class III directors described above, our Board of Directors consists of the following members: (1) Raymond A. Smelek,
(2) James R. Bean, (3) Archie Clemins, (4) Robert J. Frankenberg, (5) Ralph B. Godfrey, (6) Klaus-Dieter Laidig and (7) Jody B. Olson.

ITEM 6.    EXHIBITS

          EXHIBIT NUMBER     DESCRIPTION
          --------------     -----------

               3.1       Restated Certificate of Incorporation. (1)

               3.2       Restated Bylaws. (2)

              10.57      Separation Agreement between the Company and Kerrin
                         Pease.*

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

(2) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1998.

*         Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on February 14, 2005.

                           EXTENDED SYSTEMS INCORPORATED

                           By:                /s/ CHARLES W. JEPSON
                                     -------------------------------------------
                                                CHARLES W. JEPSON
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER