Form 10-Q
period 2005-03-31
EXTENDED SYSTEMS INC
filed 2005-05-16
CIK 1051490

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ____________________



                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2005, was 15,576,033
================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                                    FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements ............................................   3

           Condensed Consolidated Balance Sheets as of
           March 31, 2005 (unaudited) and June 30, 2004 ....................   3

           Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended March 31, 2005
           and 2004 (unaudited) ............................................   4

           Condensed Consolidated Statements of Comprehensive
           Income (Loss) for the Three and Nine Months Ended
           March 31, 2005 and 2004 (unaudited) .............................   5

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended March 31, 2005 and 2004
           (unaudited) .....................................................   6

           Condensed Consolidated Statement of Stockholders'
           Equity for the Nine Months Ended March 31, 2005
           (unaudited) .....................................................   7

           Notes to Condensed Consolidated Financial
           Statements (unaudited) ..........................................   8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ......  39

Item 4.    Controls and Procedures .........................................  40



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ...............................................  41

Item 6.    Exhibits ........................................................  41

           (Items 2, 3, 4, and 5 of Part II are not applicable and have been omitted)


           SIGNATURES ......................................................  42

PART I.  FINANCIAL INFORMATON

ITEM 1.  FINANCIAL STATEMENTS

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

                                                                                MARCH 31,       JUNE 30,
                                                                                  2005            2004
                                                                              ------------    ------------
ASSETS
Current:
      Cash and cash equivalents ............................................. $      9,756    $      7,225
      Receivables, net of allowances of $659 and $446 .......................        7,780           6,772
      Prepaid and other .....................................................        1,170           1,449
                                                                              ------------    ------------
           Total current assets .............................................       18,706          15,446
      Property and equipment, net ...........................................        4,869           4,331
      Construction in progress ..............................................           --             384
      Goodwill ..............................................................       12,489          12,489
      Intangibles, net ......................................................          416             576
      Other long-term assets ................................................          113             130
                                                                              ------------    ------------
           Total assets ..................................................... $     36,593    $     33,356
                                                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
      Accounts payable ...................................................... $      1,331    $      1,639
      Accrued expenses ......................................................        4,268           3,556
      Deferred revenue ......................................................        3,065           3,569
      Accrued restructuring .................................................           --             116
      Current portion of long-term debt .....................................           --             325
      Current portion of capital leases .....................................           15              25
                                                                              ------------    ------------
           Total current liabilities ........................................        8,679           9,230
Non-current:
      Long-term debt ........................................................        4,800           4,800
      Capital leases ........................................................            9              17
      Other long-term liabilities ...........................................          152             153
                                                                              ------------    ------------
           Total non-current liabilities ....................................        4,961           4,970
                                                                              ------------    ------------
      Total liabilities .....................................................       13,640          14,200

Commitments and contingencies - Note 10

Stockholders' equity:
      Preferred stock; $0.001 par value per share; 5,000 shares authorized;
           no shares issued or outstanding ..................................           --              --
      Common Stock; $0.001 par value per share; 75,000 shares authorized;
           15,576 and 15,078 shares issued and outstanding ..................           16              15
      Additional paid-in capital ............................................       49,318          48,005
      Treasury stock; $0.001 par value per share; 4 and 0 common shares .....           --              --
      Accumulated deficit ...................................................      (23,811)        (27,134)
      Unamortized stock-based compensation ..................................         (101)           (231)
      Accumulated other comprehensive loss ..................................       (2,469)         (1,499)
                                                                              ------------    ------------
           Total stockholders' equity .......................................       22,953          19,156
                                                                              ------------    ------------
           Total liabilities and stockholders' equity ....................... $     36,593    $     33,356
                                                                              ============    ============



The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                                               THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                                               ----------------------------    ----------------------------
                                                                   2005            2004            2005            2004
                                                               ------------    ------------    ------------    ------------
Revenue:
      License fees and royalties ............................. $      9,437    $      6,076    $     22,878    $     18,904
      Services and other .....................................        2,135           2,231           6,481           5,465
                                                               ------------    ------------    ------------    ------------
          Total net revenue ..................................       11,572           8,307          29,359          24,369
Costs and expenses:
      Cost of license fees and royalties .....................          102             132             296             358
      Cost of services and other .............................        1,197           1,062           3,144           3,200
      Amortization of identifiable intangibles ...............           43             138             161             482
      Research and development ...............................        2,081           1,824           5,702           4,988
      Marketing and sales ....................................        3,938           3,371          11,145          10,043
      General and administrative .............................        1,642           1,355           4,372           4,004
      Restructuring charges ..................................           --             117              --           1,446
      Patent litigation fees, license and settlement .........           --           2,080              --           3,425
      Non-cash stock-based compensation ......................           38             169             477             337
                                                               ------------    ------------    ------------    ------------
          Total costs and expenses ...........................        9,041          10,248          25,297          28,283
                                                               ------------    ------------    ------------    ------------
          Income (loss) from operations ......................        2,531          (1,941)          4,062          (3,914)
      Other income (expense), net ............................         (106)              4            (194)             46
      Gain on sale of land ...................................           --              --              --           1,058
      Interest expense .......................................         (126)           (139)           (392)           (318)
                                                               ------------    ------------    ------------    ------------
          Income (loss) before income taxes ..................        2,299          (2,076)          3,476          (3,128)
      Income tax provision ...................................          121               9             153              22
                                                               ------------    ------------    ------------    ------------
          Income (loss) from continuing operations ...........        2,178          (2,085)          3,323          (3,150)
      Discontinued operations, net of tax:
          Income from discontinued operations ................           --              --              --              88
                                                               ------------    ------------    ------------    ------------
          Net income (loss) .................................. $      2,178    $     (2,085)   $      3,323    $     (3,062)
                                                               ============    ============    ============    ============

      Basic earnings (loss) per share:
          Earnings (loss) from continuing operations ......... $       0.14    $      (0.14)   $       0.22    $      (0.22)
          Earnings from discontinued operations ..............           --              --              --              --
                                                               ------------    ------------    ------------    ------------
      Net earnings (loss) per share .......................... $       0.14    $      (0.14)   $       0.22    $      (0.22)
                                                               ============    ============    ============    ============

      Diluted earnings (loss) per share:
          Earnings (loss) from continuing operations ......... $       0.14    $      (0.14)   $       0.21    $      (0.22)
          Earnings from discontinued operations ..............           --              --              --              --
                                                               ------------    ------------    ------------    ------------
      Net earnings (loss) per share .......................... $       0.14    $      (0.14)   $       0.21    $      (0.22)
                                                               ============    ============    ============    ============

      Number of shares used in per share calculations:
          Basic ..............................................       15,438          14,601          15,214          14,236
          Diluted ............................................       15,860          14,601          15,461          14,236



The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

                                                               THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                                               ----------------------------    ----------------------------
                                                                   2005            2004            2005            2004
                                                               ------------    ------------    ------------    ------------
      Net income(loss) ....................................... $      2,178    $     (2,085)   $      3,323    $     (3,062)
      Change in currency translation .........................          (71)              1            (970)           (359)
                                                               ------------    ------------    ------------    ------------
          Comprehensive income (loss) ........................ $      2,107    $     (2,084)   $      2,353    $     (3,421)
                                                               ============    ============    ============    ============



The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                          NINE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2005            2004
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ................................................ $      3,323    $     (3,062)
      Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
          Provision for bad debts ......................................          158             123
          Depreciation and amortization ................................          671           1,189
          Stock-based compensation .....................................          477             893
          Gain on sale of property and equipment .......................           --          (1,001)
          Changes in assets and liabilities:
               Receivables .............................................         (985)           (122)
               Prepaid and other assets ................................          297            (283)
               Accounts payable and accrued expenses ...................         (855)           (639)
               Deferred revenue ........................................         (534)            135
                                                                         ------------    ------------
      Net cash provided (used) by operating activities .................        2,552          (2,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures .............................................         (667)           (310)
      Proceeds from sale of property and equipment .....................           --           1,564
      Other investing activities .......................................           --              19
                                                                         ------------    ------------
      Net cash provided (used) by investing activities .................         (667)          1,273

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale-and-leaseback of building .....................           --           4,800
      Proceeds from the issuance of common stock .......................          966           1,240
      Payments on long-term debt and capital leases ....................         (343)           (342)
                                                                         ------------    ------------
      Net cash provided by financing activities ........................          623           5,698

Effect of exchange rates on cash .......................................           23              50
                                                                         ------------    ------------
Net increase in cash and cash equivalents ..............................        2,531           4,254

CASH AND CASH EQUIVALENTS:
      Beginning of period ..............................................        7,225           3,502
                                                                         ------------    ------------
      End of period .................................................... $      9,756    $      7,756
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                      $        349    $        270
      Taxes paid                                                         $         97    $         81



The accompanying notes are an integral part of the condensed consolidated financial statements

EXTENDED SYSTEMS INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2005
(in thousands)
(unaudited)




                                                                                                          ACCUMULATED
                                    COMMON STOCK            ADDITIONAL                   UNAMORTIZED       OTHER           TOTAL
                              --------------------------     PAID-IN      ACCUMULATED    STOCK-BASED   COMPREHENSIVE   STOCKHOLDERS'
                                SHARES         AMOUNT        CAPITAL        DEFICIT      COMPENSATION       LOSS          EQUITY
                              ----------    ------------   ------------   ------------   ------------   ------------   ------------
Balance at July 1, 2004.......    15,078    $         15   $     48,005   $    (27,134)  $       (231)  $     (1,499)  $     19,156

Net Income....................        --              --             --          3,323             --             --          3,323
Translation adjustment........        --              --             --             --             --           (970)          (970)
Stock issued from stock
  option exercises............       446               1            965             --             --             --            966
Compensatory options..........        --              --            214             --             --             --            214
Restricted stock grants.......        56              --            152             --           (152)            --             --
Restricted stock amortization.        --              --             --             --            263             --            263
Restricted stock repurchase...        (4)             --            (18)            --             19             --              1
                              ----------    ------------   ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2005.....    15,576    $         16   $     49,318   $    (23,811)  $       (101)  $     (2,469)  $     22,953
                              ==========    ============   ============   ============   ============   ============   ============


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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. We have prepared these condensed consolidated financial statements without audit pursuant to the rules and regulations of the SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2005, and our results of operations and cash flows for the three months and nine months ended March 31, 2005 and March 31, 2004. The results for these interim periods are not necessarily indicative of the expected results for any other interim period or the year ending June 30, 2005. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

We have a history of incurring losses from operations and have an accumulated deficit of approximately $24 million as of March 31, 2005. However, for the nine months ended March 31, 2005, we recorded income from operations of approximately $4.1 million and operating activities provided $2.6 million of cash. At March 31, 2005, we had cash and cash equivalents of $9.8 million.

We believe our existing working capital and borrowing capacity will be sufficient to fund our anticipated working capital and capital expenditure requirements through at least March 31, 2006. We cannot be certain, however, that the underlying assumed levels of revenues and expenses will be accurate. If operating results were to fail to meet our expectations, we could be required to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.


NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING DEVELOPMENTS. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires companies to measure all stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning the first quarter of our fiscal year ending June 30, 2006. We are currently assessing the impact of SFAS No. 123(R) on our stock-based compensation programs. However, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will significantly increase our operating expenses and result in lower earnings per share.

CURRENCY TRANSLATION. Our international subsidiaries use their local currency as their functional currency. We translate assets and liabilities of international subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date, and we report gains and losses from this translation process as a component of comprehensive income or loss. Also included in comprehensive income or loss are adjustments that result from the translation of U.S. dollar denominated intercompany loans that are considered to be permanent in nature. We translate revenue and expenses into U.S. dollars using a weighted average exchange rate for the period.

From time to time, we enter into foreign currency forward contracts, typically with respect to the euro, Canadian dollar, and British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting the risk that would otherwise result from changes in currency exchange rates. Although these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative

Instruments and Hedging Activities", and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with the changes in fair value of the underlying asset or liability being managed. We had no forward contracts in place as of March 31, 2005. As of March 31, 2004, we had forward contracts with a nominal value of approximately $9.3 million, each of which matured within 30 days, in place with respect to the Canadian dollar, euro and British pound sterling. We recognized net currency exchange losses of approximately $167 thousand and $380 thousand for the three and nine months ended March 31, 2005 and net currency exchange losses of approximately $45 thousand and $17 thousand for the three and nine months ended March 31, 2004.

EARNINGS OR LOSS PER SHARE. We compute basic earnings or loss per share by dividing net income or loss by our weighted average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued stock options and warrants that could potentially dilute earnings per share. We exclude stock options and warrants from diluted earnings or loss per share to the extent that their effect on the computation is antidilutive.

Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the affect of their inclusion would have been antidilutive for the following periods:

                  THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                  ---------------------------     ---------------------------
                      2005           2004             2005           2004
                  ------------   ------------     ------------   ------------
Stock options ....       1,965          3,346            2,037          3,346
Warrants .........          35             35               35             35


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

REVENUE RECOGNITION. We apply the provisions of Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended by SOP 98-9, and recognize software revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collection of the resulting receivable is reasonably assured.

We assess whether the fee associated with a transaction is fixed or determinable at the time of the transaction, based on the payment terms associated with the transaction. If payment terms are extended for a significant portion of the fee or if there is a risk that the customer will expect a concession, we do not consider the fee fixed or determinable. In these cases, we recognize revenue as the fee becomes due and payable. If we were to assess the fixed or determinable criterion differently, the timing and amount of our revenue recognition might differ materially from that reported.

At the time of the transaction we also assess whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. If we were to assess our ability to collect differently, the timing and amount of our revenue recognition might differ materially from that reported.

For arrangements with multiple obligations (for instance, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method. This means that we defer revenue from the total fees associated with the arrangement equivalent to the vendor-specific objective evidence of fair value of the elements of the arrangement that have not yet been delivered. The vendor-specific objective evidence of fair value of an undelivered element is generally established by using historical evidence specific to Extended Systems. For example, the vendor-specific objective evidence of fair value for maintenance and support is based upon separate sales of renewals to other customers or upon the renewal rates quoted in the contracts, and the fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. If we had allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported. For certain of our products, we do not sell maintenance separately but do provide minimal support, patches, bug fixes and other modifications to ensure that the products comply with their warranty provisions. Accordingly, we allow for warranty costs for these products at the time the product revenue is recognized.

When a contractual relationship with one of our customers stipulates the submission of a royalty report to us, revenue is generally recorded when the royalty report is received and recognized in the period that the report covers. If a royalty report is not received by the desired date to facilitate the closing of the books for a given fiscal period and there exists the basis to make a fair and reasonable estimate of the revenue related to that royalty report, this estimate will be recorded as revenue. Estimated royalty fees and revenues are subsequently adjusted based upon actual amounts realized. If the actual amount realized differs materially from the recorded estimate and is reported to us after an estimate has been recorded and before financial results are announced externally, the recorded amount will be adjusted to reflect the actual amount realized. If the amount differs and is reported after financial results are announced externally or does not differ materially, the adjustment will be made in the subsequent fiscal period.

In cases where the arrangement with our customer provides for a prepaid nonrefundable royalty, we recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We recognize revenue for support and maintenance services ratably over the contract term, which is usually 12 months, and we recognize revenue from training services as these services are performed. For professional services that involve significant implementation, customization, or modification of our software that is essential to the functionality of the software, we generally recognize both the service and related software license revenue over the period of the engagement, using the percentage-of-completion method. We recognize no more than 90% of the total contract amount until project acceptance is obtained. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, or where significant uncertainty about the project completion or customer acceptance exists, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete and accepted by the customer. If we were to make different judgments or use different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that reported.


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

Had we elected to recognize stock-based employee compensation expense based on the grant date fair value as prescribed by SFAS No. 123, our net income (loss) would have been equal to the pro forma amounts indicated below for the following periods:

                                             THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                             ----------------------------    ----------------------------
                                                 2005            2004            2005            2004
                                             ------------    ------------    ------------    ------------
Net income (loss), as reported ............. $      2,178    $     (2,085)   $      3,323    $     (3,062)
Add:  Stock-based compensation included in
      reported net income (loss)(1)(2) .....           38             224             477             893
Less: Stock-based compensation determined
      under SFAS No. 123 ...................         (480)           (928)         (2,288)         (4,383)
                                             ------------    ------------    ------------    ------------
Pro forma net income (loss) ................ $      1,736    $     (2,789)   $      1,512    $     (6,552)
                                             ============    ============    ============    ============

Basic earnings (loss) per share:
      As reported .......................... $       0.14    $      (0.14)   $       0.22    $      (0.22)
      Pro forma ............................ $       0.11    $      (0.19)   $       0.10    $      (0.46)

Diluted earnings (loss) per share:
      As reported .......................... $       0.14    $      (0.14)   $       0.21    $      (0.22)
      Pro forma ............................ $       0.11    $      (0.19)   $       0.10    $      (0.46)

(1) The amount for the three months ended March 31, 2004 includes $169 thousand of non-cash stock-based compensation expense related to the amortization of restricted stock and $55 thousand of restructuring charges related to the accelerated vesting of employee stock options and restricted stock.

(2) The amount for the nine months ended March 31, 2004 includes $337 thousand of non-cash stock-based compensation expense related to the amortization of restricted stock and a change in the terms of our 1998 Director Option Plan and $556 thousand of restructuring charges related to the accelerated vesting of employee stock options and restricted stock.

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

                                 THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                 ----------------------------    ----------------------------
                                     2005            2004            2005            2004
                                 ------------    ------------    ------------    ------------
Risk-free interest rate:
      Option plans ..............       3.88%           3.75%   3.88% to 4.13%  3.75% to 4.04%
      Purchase plan .............         N/A             --%             N/A     --% to 3.84%

Expected life in years:
      Option plans ..............         7.1             7.6         2.8-7.6             7.6
      Purchase plan .............         N/A             --              N/A      -- to 0.5

Volatility factor:
      Option plans ..............       96.9%          101.4%   96.9% to 99.1%  101.4% to 103.1%
      Purchase plan .............         N/A             --%             N/A      --% to 103.1%

Dividend yield ..................         --%             --%              --%             --%

Weighted average fair value:
      Option plans ..............$       4.00    $       4.24    $       2.51    $       3.40
      Purchase plan .............$         --    $         --    $         --    $         --

On December 31, 2004 our Employee Stock Purchase Plan (the "Plan") was terminated. No purchase of stock was made under the Plan for the six-month purchase period ended December 31, 2004. In order to replace the number of shares of stock and the discounted purchase price employees were expecting to receive under the Plan, the Board of Directors granted non-qualified stock options with an exercise price below the fair market value on the date of grant to employees that were participants in the Plan. This grant resulted in a non-cash stock-based compensation expense of $214 thousand for the three months ended December 31, 2004.


NOTE 4.    DISCONTINUED OPERATIONS

We exited our infrared hardware business in the quarter ended September 30, 2002, we sold our wholly owned subsidiary, Extended Systems Singapore Pte Limited, in the quarter ended June 30, 2002 and we sold the assets of our printing solutions segment in the quarter ended June 30, 2001. The results of these operations have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Operating results for the discontinued operations are reported, net of tax, under "Income from discontinued operations" on our Statements of Operations.

The following summarizes the results of discontinued operations for the following periods:

                                 THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                 ----------------------------    ----------------------------
                                     2005            2004            2005            2004
                                 ------------    ------------    ------------    ------------
Net revenue .................... $         --    $         --    $         --    $        169
Gross profit ...................           --              --              --             145
Income tax provision ...........           --              --              --              52
Income, net of tax .............           --              --              --              88

Earnings per share:
  Basic and diluted ............ $         --    $         --    $         --    $         --


NOTE 5.    RESTRUCTURING CHARGES

We did not incur restructuring charges for the three and nine months ended March 31, 2005. We recorded approximately $117 thousand and $1.4 million in workforce reduction costs during the three and nine months ended March 31, 2004 that consisted primarily of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, and Karla Rosa, our former Vice President of Finance and Chief Financial Officer, and the termination of 18 employees from our marketing and sales, research and development, administration and operations groups. Of the terminated employees, 14 were located in the United States and four were in Europe. The restructuring charge included $55 thousand and

$556 thousand of non-cash stock-based compensation resulting from the accelerated vesting of employee stock options and restricted stock during the three and nine months ended March 31, 2004, respectively.

A summary of changes in the accrued restructuring balance for the nine months ended March 31, 2005 is as follows:
                                                                   WORKFORCE
                                                                REDUCTION COSTS
                                                                 ------------
Balance at July 1, 2004 .......................................  $        116
Costs incurred in the nine months ended March 31, 2005 ........            --
Cash payments in the nine months ended March 31, 2005 .........          (116)
                                                                 ------------
Balance at March 31, 2005 .....................................  $         --
                                                                 ============

NOTE 6.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill and other identifiable intangible assets relate to our acquisitions of Rand Software Corporation in 1998, Oval (1415) Limited in 1999, and AppReach and ViaFone Inc. in 2002.

Goodwill is reviewed annually for impairment or more frequently if indicators of impairment arise. We completed our annual impairment assessment in the quarter ended June 30, 2004 and concluded that goodwill was not impaired. The carrying amount of goodwill as of March 31, 2005 and June 30, 2004 was approximately $12.5 million.

Other identifiable intangible assets consist of the following:

                                  AS OF MARCH 31, 2005                      AS OF JUNE 30, 2004
                         --------------------------------------    --------------------------------------
                            GROSS                                    GROSS
                          CARRYING     ACCUMULATED                  CARRYING     ACCUMULATED
                           AMOUNT     AMORTIZATION       NET         AMOUNT     AMORTIZATION       NET
                         ----------    ----------    ----------    ----------    ----------    ----------
Purchased technology.....$    3,691    $   (3,314)   $      377    $    3,691    $   (3,165)   $      526
Customer relationships...        80           (41)           39            80           (30)           50
Non-compete covenants....         6            (6)           --             6            (6)           --
Other....................         5            (5)           --             5            (5)           --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $    3,782    $   (3,366)   $      416    $    3,782    $   (3,206)   $      576
                         ==========    ==========    ==========    ==========    ==========    ==========

Amortization of identifiable intangible assets was $43 thousand and $161 thousand for the three and nine months ended March 31, 2005 and was $138 thousand and $482 thousand for the three and nine months ended March 31, 2004. The purchased technology and customer relationship assets are being amortized over five years. Based on the identifiable intangible assets recorded at March 31, 2005, the estimated future amortization expense for the remainder of fiscal 2005 and fiscal 2006, 2007, and 2008 is $43 thousand, $172 thousand, $172 thousand, and $29 thousand, respectively.


NOTE 7.    RECEIVABLES

                                                           AS OF MARCH 31,     AS OF JUNE 30,
                                                                2005                2004
                                                            ------------        ------------
Accounts receivable ....................................... $      8,439        $      7,218
Allowance for doubtful accounts and product returns .......         (659)               (446)
                                                            ------------        ------------
                                                            $      7,780        $      6,772
                                                            ============        ============

NOTE 8.    PROPERTY AND EQUIPMENT

                                                           AS OF MARCH 31,     AS OF JUNE 30,
                                                                2005                2004
                                                            ------------        ------------
Land and land improvements................................. $        533        $        533
Buildings..................................................        5,927               5,927
Computer equipment.........................................        5,492               4,480
Furniture and fixtures.....................................        1,869               1,835
                                                            ------------        ------------
                                                                  13,821              12,775
Less accumulated depreciation..............................       (8,952)             (8,444)
                                                            ------------        ------------
                                                            $      4,869        $      4,331
                                                            ============        ============

NOTE 9. ACCRUED EXPENSES

                                                As of March 31,   As of June 30,
                                                      2005             2004
                                                  -----------       ----------
Accrued payroll and related benefits............. $     1,840       $    1,623
Accrued warranty and support costs...............         161              156
Other............................................       2,267            1,777
                                                  -----------       ----------
                                                  $     4,268       $    3,556
                                                  ===========       ==========


NOTE 10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS. We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $167 thousand and $153 thousand for the three months ended March 31, 2005 and 2004, respectively. For the nine months ended March 31, 2005 and 2004, operating lease expense was $467 thousand and $559 thousand, respectively.

On September 26, 2003, we completed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at March 31, 2005. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan had been fully repaid at March 31, 2005.

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations as of March 31, 2005 are as follows:

                                                          Year Ending June 30,
                                    ---------------------------------------------------------
                                     2005      2006     2007     2008     2009    Thereafter     Total
                                    -------------------------------------------------------------------
Monthly payments pursuant to
  building sale-and-leaseback...... $  110   $   442   $  442   $  442   $  442    $ 1,875     $ 3,753
Capital leases(1)..................      7        11        6      --       --         --           24
Operating leases...................    161       566      443      328      276        470       2,244
Post-retirement benefits(1)(2).....     34        17       17       17       17         67         169
                                    -------------------------------------------------------------------
                                    $  312   $ 1,036   $  908   $  787   $  735    $ 2,412     $ 6,190
                                    ===================================================================

(1)  These amounts are reported on the balance sheet as liabilities.
(2) Fiscal 2005 includes $17 thousand of current commitments included in accrued expenses on the balance sheet.


Capital lease obligations are as follows:

                                                            As of
                                                        March 31, 2005
                                                        --------------
Gross capital lease obligations........................     $  26
Less:  Imputed interest................................        (2)
                                                            -----
Present value of net minimum lease payments............        24
Less:  Current portion.................................       (15)
                                                            -----
Non-current capital lease obligations..................     $   9
                                                            =====

GUARANTEES. Until January 13, 2005, we provided a guarantee for lease payments at our Bristol, England location. We were not required to provide such a guarantee under the terms of the new lease agreement we entered into for this location.

INDEMNIFICATIONS. The software license agreements we enter into in our ordinary course of business contain indemnification provisions for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright or other intellectual property infringement claim by third parties with respect to our products. The term of our indemnification obligations is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

As permitted under Delaware law, we have agreements to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

From time to time we enter into indemnification agreements in our ordinary course of business with certain service providers, such as financial consultants, under which we agree to indemnify the service providers from claims, losses, damages, liabilities, or other costs or expenses arising out of or related to their services. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnity obligations.

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

The following table reconciles the changes in our warranty reserve for the nine months ended March 31, 2005:

Balance at July 1, 2004.............................................  $   156
Net changes in warranty accrual for the three months
  ended September 30, 2004..........................................      --
                                                                      -------
Balance at September 30, 2004.......................................      156
Net changes in warranty accrual for the three months
  ended December 31, 2004...........................................      (29)
                                                                      -------
Balance at December 31, 2004........................................      127
Net changes in warranty accrual for the three months
  ended March 31, 2005..............................................       34
                                                                      -------
Balance at March 31, 2005                                             $   161
                                                                      =======

LINE OF CREDIT. We have a demand line of credit with SVB under which we can borrow up to $2.5 million. Our borrowing capacity is limited to 80% of eligible accounts receivable. Interest on any borrowings is payable at prime and certain of our assets secure the line of credit. We are required to maintain certain financial ratios under the terms of the agreement, which will expire on August 30, 2006. As of March 31, 2005, we had no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants required under the line of credit.

LITIGATION. On June 29, 2004 AppForge, Inc. ("AppForge") filed a complaint against us in the United States District Court for the District of Delaware (the "Court"). An amended complaint was filed on August 12, 2004 joining Extended Systems of Idaho, Inc. ("ESI-Idaho") and four of our European subsidiaries. ESI-Idaho and AppForge had entered into a reseller agreement and incorporation license agreement related to certain AppForge software. AppForge alleges that the defendant Extended Systems companies have used AppForge's technology, copyrighted material, and trademarks in a manner not authorized by the parties' agreements. We believe that our use and distribution of AppForge's software, copyrighted material, and trademarks has been within the scope of the parties' agreements.

The Extended Systems defendants filed a motion with the Court seeking to compel arbitration and to dismiss or stay the case pending the outcome of arbitration. On March 28, 2005 the Court ordered the parties to arbitrate, stayed the case pending arbitration, and ordered that our four European subsidiaries be bound by any factual adjudications in the arbitration. ESI-Idaho had filed a demand for arbitration with the American Arbitration Association on July 29, 2004 seeking a declaration of the parties' respective rights and obligations. AppForge has filed counterclaims reasserting the charges first made in its court complaint and also asserting breach of contract. The hearing in the arbitration is scheduled for September 2005. We believe that we have meritorious defenses against AppForge's counterclaims, and we will continue to vigorously defend against them.

We are also, from time to time, a party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

NOTE 11.  INCOME TAXES

We recorded income tax expense from continuing operations of $121 thousand and $153 thousand for the three and nine months ended March 31, 2005, respectively, and $9 thousand and $22 thousand for the three and nine months ended March 31, 2004, respectively. The expense related primarily to foreign withholding taxes. For the three months ended March 31, 2004 we recorded no income tax expense related to discontinued operations and for the nine months ended March 31, 2004 we recorded $ 52 thousand of income tax expense for discontinued operations.

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

                                          Three Months Ended  Nine Months Ended
                                               March 31,           March 31,
                                          ------------------  ------------------
                                            2005      2004      2005      2004
                                          --------  --------  --------  --------
Net revenue from Continuing Operations:
North  America........................... $  7,994  $  4,130  $ 17,557  $ 13,030
Germany..................................    1,933     2,080     6,727     5,421
Other countries..........................    1,645     2,097     5,075     5,918
                                          --------  --------  --------  --------
      Total net revenue.................. $ 11,572  $  8,307  $ 29,359  $ 24,369
                                          ========  ========  ========  ========


Substantially all of our long-lived assets are in the United States.

In the three months ended March 31, 2005, one customer, Texas Instruments, accounted for more than 10% of our net revenue from continuing operations. No customer accounted for greater than 10% of our net revenue from continuing operations in the nine months ended March 31, 2005 or the three and nine months ended March 31, 2004.

NOTE 13. RESTRICTED STOCK

In our fiscal year ended June 30, 2004, we granted shares of restricted stock with a purchase price equal to $.001 per share to certain employees. Annually, we grant shares of restricted stock with a purchase price equal to $.001 per share to directors on the date of the annual stockholders' meeting. The issuance of restricted stock grants results in unamortized stock-based compensation based on the closing price of Extended Systems common stock on the date of the stock grants. This compensation is amortized as a stock-based compensation charge as the restrictions lapse.

We amortize non-cash stock-based compensation charges on a straight-line basis over the vesting period. The restricted stock awards granted to employees in our fiscal year ended June 30, 2004 vested in full on October 31, 2004, the first anniversary of the grant date. The restricted stock awards granted to directors vest in the amount of one-third on the first anniversary of the grant date and one-third in each of the following two years. If the director attends the required number of board meetings held during the year, the restrictions on his awards will lapse in full on the first anniversary of the grant date. If an employee or director terminates service before vesting is complete, the restricted stock is repurchased from the individual and any compensation expense previously recognized is reversed, thereby reducing the amount of stock-based compensation amortization during the period.

During the three and nine months ended March 31, 2005, we recognized stock-based compensation expense of $38 thousand and $263 thousand related to the above restricted stock grants. Compensation expense related to restricted stock grants was $169 thousand and $282 thousand for the three and nine months ended March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview to give the reader management's perspective on our results for the third quarter of fiscal 2005 and our general outlook for the remainder of the current fiscal year. This is followed by a discussion of the critical accounting policies we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of

Operations for the third quarter and first nine months of fiscal 2005 compared to the third quarter and first nine months of fiscal 2004. We then provide an analysis of our liquidity and capital resources.

This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). These statements are based upon current expectations that involve risks, uncertainties and assumptions, and we undertake no obligation to update the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements include words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," "outlook," "could," "estimate," "project," "forecast," or similar expressions that are intended to identify forward-looking statements.

Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and the Market Price of Our Stock" and "Liquidity, Capital Resources and Financial Condition." The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. All yearly references are to our fiscal years ended June 30, 2005 and 2004, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

OVERVIEW
--------

We are a leading provider of software and services that delivers solutions to help companies streamline their business processes and improve workforce productivity through mobilizing corporate applications and data. The users of our products are enterprise employees that complete their jobs or portions of their jobs outside of the company-owned facilities where they have traditionally accessed, viewed and updated information through wired networks. We also provide software and expertise that enables our mobile device manufacturer customers to accelerate their product development cycles and enhance the functionality of new products they bring to market. The users of our device manufacturer products are companies that design and sell products that need short-range wireless communication protocols, such as handset manufacturers and automotive telematics providers. As the supply chain for these products consolidates, our customer base is increasingly becoming the chipset manufacturers and original design manufacturers that supply these industries. Additionally, we provide database software to customers that develop applications, including mobile applications that need a reliable, stable and easy to administer database to support their application needs.

We believe a full understanding of our operating results for the third quarter of fiscal 2005 requires an understanding of how the mobility solutions market is evolving and how this evolution influences our financial performance. Although the mobility solutions market is still in the early phases of development, organizations are increasingly developing a mobile computing strategy as part of their plans to increase productivity, improve competitiveness and enhance customer relationships. Advancing the adoption of enterprise mobility solutions is the increased availability and capability of powerful mobile devices, such as PDAs, mobile phones, converged devices and smartphones. Enterprises are increasingly realizing they can improve their competitiveness by mobilizing corporate information. However, the tight oversight of capital spending continues to restrain spending on information technology infrastructure projects and has caused enterprises to focus spending on mobile technology investments that can achieve a 12 to 18 month payback. Many companies launch their mobile strategy with a mobile contacts, calendar, task and e-mail application. Our mobile solution that meets this need, OneBridge Mobile Groupware, comprises the dominant portion of our enterprise mobility software revenue. We have experienced increased competition and the related pricing pressure for our Groupware products in the marketplace and we expect this trend to continue. Our plans to grow our enterprise mobility product revenue include an emphasis on increasing the number of seats deployed to our existing customer base, increasing the sales of our enhanced security product, OneBridge Mobile Secure, and increasing the sales of enterprise mobile applications such as mobile field service.

Device manufacturers are also evolving their products to address this growing enterprise mobility market. Notebooks, mobile phones and standard PDAs have been the dominant mobile infrastructure devices. However, as mobile device designers and marketers have launched campaigns to communicate the added value of smartphones and converged devices, adoption rates for these devices have increased. Additionally, other industries such as automotive parts suppliers and medical device manufacturers have included wireless communication functionality to enhance the capability of their products to meet customer needs. To address the growth in this market, the rapid product development cycles, and the demand for a robust feature set, device manufacturers have increasingly turned to third party providers like us to provide the technology for short-range wireless connectivity products.

We believe Europe has been the global leader in the deployment of wireless infrastructure. The coverage and data capacity of wireless networks developed more rapidly in Europe than in other global markets, and the market for mobility solutions has grown most rapidly in Europe. We have a long operating history in Europe with offices in four countries. We have gained market awareness in Europe and developed long-standing customer relationships. A significant portion of our revenue in the third fiscal quarter of 2005 and for the nine months ended March 31, 2005 was derived from European customers purchasing our enterprise mobility solutions and European device manufacturers introducing successful converged devices that contained our mobile device solutions products. Our revenue from our European customers that purchase our products in either British pounds sterling or euros is affected by changes in the exchange rate between these currencies and the U.S. dollar. In the first nine months of fiscal 2005 the weakening of the U.S. dollar positively affected our reported revenue.

In 1993, we introduced our first enterprise database products. We continue to market and sell these products to application developers and enterprises to support the data requirements of both mobile and traditional enterprise applications. Application developers that purchase our enterprise database products have required a solution that is stable, priced competitively, and does not require a significant amount of database administration support. We have developed an extensive network of resellers that market these products globally. Because these products do not require heavy research and development investment or significant sales and marketing support, they have been an important and significant source of positive cash flow for us. Revenue from these products has declined 2% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. We expect this product line to continue the trend of flat to slightly declining revenue for the remainder of fiscal 2005.

In the remaining quarter of fiscal 2005 we plan to continue to direct our resources at achieving revenue growth by generating more sales of our solutions to enterprise customers and companies in the mobile device manufacturer supply chain. We believe enterprise customers will continue investing first in mobile mail and messaging software and later move toward purchasing mobile applications that can have an immediate financial impact. Examples of these applications are field service, supply chain and logistics, healthcare and field sales. We believe enterprises will choose vendors with knowledge of workflows and business processes and those that can provide a business case for investment. We expect to compete directly with both larger companies that have significant resources and experience and smaller companies that focus on a particular mobile vertical. We also expect to experience longer sales cycles, which is typical for sales of larger, essential business applications.

Revenue increased $3.3 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. This revenue growth was due to a combination of royalties and prepaid license fees from a sale of our Bluetooth wireless technology software to Texas Instruments and revenue from a $1.0 million partial payment received toward claims asserted in a lawsuit against Agilent Technologies Singapore Pte. Ltd. ("Agilent"), a subsidiary of U.S.-based Agilent Technologies, Inc., Korea-based Samsung Electronics Co., Ltd., and two Samsung U.S. affiliates. Our operating expenses declined in the third fiscal quarter of 2005 compared to the third quarter of last year by $1.2 million. Included in this decline was a $117 thousand decrease in restructuring charges and a $2.0 million decrease in patent litigation fees, license and settlement expense. We experienced both income from operations of $2.5 million and net income of $2.2 million in the third quarter of fiscal 2005.

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

We apply the provisions of Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended by SOP 98-9, and recognize software revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collection of the resulting receivable is reasonably assured.

We assess whether the fee associated with a transaction is fixed or determinable at the time of the transaction, based on the payment terms associated with the transaction. If payment terms are extended for a significant portion of the fee or if there is a risk that the customer will expect a concession, we do not consider the fee fixed or determinable. In these cases, we recognize revenue as the fee becomes due and payable. If we were to assess the fixed or determinable criterion differently, the timing and amount of our revenue recognition might differ materially from that reported.

At the time of the transaction we also assess whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. If we were to assess our ability to collect differently, the timing and amount of our revenue recognition might differ materially from that reported.

For arrangements with multiple obligations (for instance, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method. This means that we defer revenue from the total fees associated with the arrangement equivalent to the vendor-specific objective evidence of fair value of the elements of the arrangement that have not yet been delivered. The vendor-specific objective evidence of fair value of an undelivered element is generally established by using historical evidence specific to Extended Systems. For example, the vendor-specific objective evidence of fair value for maintenance and support is based upon separate sales of renewals to other customers or upon the renewal rates quoted in the contracts, and the fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. If we allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported. For certain of our products, we do not sell maintenance separately but do provide minimal support, patches, bug fixes and other modifications to ensure that the products comply with their warranty provisions. Accordingly, we allow for warranty costs for these products at the time the product revenue is recognized.

When a contractual relationship with one of our customers stipulates the submission of a royalty report to us, revenue is generally recorded when the royalty report is received and recognized in the period that the report covers. If a royalty report is not received by the desired date to facilitate the closing of the books for a given fiscal period and there exists the basis to make a fair and reasonable estimate of the revenue related to that royalty report, this estimate will be recorded as revenue. Estimated royalty fees and revenues are subsequently adjusted based upon actual amounts realized. If the actual amount realized differs materially from the recorded estimate and is reported to us after an estimate has been recorded and before financial results are announced externally, the recorded amount will be adjusted to reflect the actual amount realized. If the amount differs and is reported after financial results are announced externally or does not differ materially, the adjustment will be made in the subsequent fiscal period. In cases where the arrangement with our customer provides for a prepaid nonrefundable royalty, we recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We recognize revenue for support and maintenance services ratably over the contract term, which is usually 12 months, and we recognize revenue from training services as these services are performed. For professional services that involve significant implementation, customization, or modification of our software that is essential to the functionality of the software, we generally recognize both the service and related software license revenue over the period of the engagement, using the percentage-of-completion method. We recognize no more than 90% of the total contract amount until project acceptance is obtained. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, or where significant uncertainty about the project completion or customer acceptance exists, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete and accepted by the customer. If we were to make different judgments or use different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that reported.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
---------------------------------------------

We assess the impairment of identifiable intangibles, fixed assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is reviewed for impairment annually in accordance with SFAS No. 142. Factors we consider important that could trigger an impairment review include, but are not limited to, (1) significant under-performance relative to historical or projected future operating results,
(2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (3) significant negative industry or economic trends, (4) a significant decline in our stock price for a sustained period, and
(5) our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a market capitalization approach when the information is readily available. When the information is not readily available, we use a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model to measure any impairment. If we were to make different judgments or use different estimates our measurement of any impairment might differ materially from that reported.

INCOME TAXES
------------

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of March 31, 2005 we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we were to make different judgments or used different estimates, the amount or timing of the valuation allowance recorded might differ materially from that reported. If actual results differ from these estimates or if we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially affect our financial position and results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS
-------------------------------------------------

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivable and historical collection patterns. If we were to make different judgments or used different estimates, the timing and amount of our reserve might differ materially from that reported.

RESTRUCTURING
-------------

We report costs associated with employee terminations and other exit activity in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits
- an amendment of FASB Statements No. 5 and 43," and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We record employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. We recognize facility lease termination obligations, net of estimated sublease income, and other exit costs when we have future payment with no future economic benefit or a commitment to pay the termination costs of a prior commitment. These termination and other exit costs are reported at fair value.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly, for the quarters ended March 31, 2005 and 2004 a translation loss of $71 thousand and a translation gain of $1 thousand, respectively, were recorded as adjustments to our accumulated other comprehensive loss. At March 31, 2005 and June 30, 2004, cumulative translation losses of approximately $2.5 million and $1.5 million were included as part of accumulated other comprehensive loss within our balance sheet. These translation losses have accumulated since we formed our first non-U.S. subsidiary in 1991. Had we determined that the functional currency of our subsidiaries was the U.S. dollar, we would have computed a remeasurement gain or loss using a different method and such gain or loss would have been included in our results of operations for each of the periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the U.S. dollar and the significance of the assets, liabilities, revenue and expenses denominated in foreign currencies. These currencies include the euro, the British pound sterling and Canadian dollar. Any future translation gains or losses could be significantly higher than those noted in each of the periods presented. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time or we sell or liquidate one of our subsidiaries, we would be required to include any translation gains or losses from the date of change in our statement of operations.

LEGAL CONTINGENCIES
-------------------

From time to time we may be involved in various legal proceedings and claims. Periodically, but not less than quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims and may revise our estimates. Any revisions could have a material impact on our results of operations and financial condition.

RESULTS OF OPERATIONS
---------------------

CONTINUING OPERATIONS
---------------------

The following table sets forth the selected condensed consolidated financial data, expressed as a percentage of total revenue, for the three and nine months ended March 31, 2005 and 2004:

                                         Three Months Ended   Nine Months Ended
                                              March 31,            March 31,
                                           --------------       --------------
                                           2005      2004       2005      2004
                                           ----      ----       ----      ----
Revenue:
  License fees and royalties..............   82%       73%        78%       78%
  Services and other......................   18        27         22        22
                                           ----      ----       ----      ----
     Total net revenue                      100       100        100       100
Costs and expenses:
  Cost of license fees and royalties......    1         1          1         2
  Cost of services and other..............   10        13         11        13
  Amortization of identifiable intangibles    1         2        --          2
  Research and development................   18        22         19        21
  Marketing and sales.....................   34        41         38        41
  General and administrative..............   14        16         15        16
  Restructuring charges...................  --          1        --          6
  Patent litigation fees, license and
    settlement............................  --         25        --         14
  Non-cash stock compensation.............  --          2          2         1
                                           ----      ----       ----      ----
     Total costs and expenses.............   78       123         86       116
                                           ----      ----       ----      ----
     Income (loss) from operations........   22       (23)        14       (16)
  Other income (expense), net.............   (1)      --          (1)      --
  Gain on sale of land....................  --        --         --          4
  Interest expense........................   (1)       (2)        (1)       (1)
                                           ----      ----       ----      ----
     Income (loss) before income taxes....   20       (25)        12       (13)
  Income tax provision....................   (1)      --          (1)      --
                                           ----      ----       ----      ----
     Income (loss) from continuing
       operations.........................   19       (25)        11       (13)
  Discontinued operations, net of tax:
     Income from discontinued operations..  --        --         --        --
                                           ----      ----       ----      ----
     Net income (loss)....................   19%      (25)%       11%      (13)%
                                           ====      ====       ====      ====


COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenue
-------

The following table presents our license, support and maintenance, and professional services revenue for the three and nine months ended March 31, 2005 and 2004, and the percentage changes from the prior year.

                                           Three Months Ended             Nine Months Ended
                                                March 31,                      March 31,
                                     ----------------------------   -----------------------------
                                        2005   % Change     2004       2005   % Change     2004
                                     ----------------------------   -----------------------------
Revenue:
  License fees and royalties.......  $  9,437      55%    $ 6,076   $ 22,878      21%    $ 18,904
  Support and maintenance..........     1,318       9       1,208      3,953      24        3,200
  Professional services and other..       817     (20)      1,023      2,528      12        2,265
                                     --------             -------   --------             --------
  Total net revenue................  $ 11,572      39%    $ 8,307   $ 29,359      20%    $ 24,369
                                     ========             =======   ========             ========


We sell our adaptive mobility products to enterprises, original equipment manufacturers, application developers, distributors and valued-added resellers. No customer accounted for greater than 10% of revenue from continuing operations for the first nine months of fiscal 2005 or 2004 or for the third quarter of fiscal 2004. In the third quarter of fiscal 2005, we licensed our Bluetooth protocol stack and profiles suite to Texas Instruments and more than 10% of our third quarter revenue was from this single customer. The sale to Texas Instruments included both license fees and prepaid royalties and we do not expect revenues from this customer to exceed 10% of total revenue for the remaining quarter of fiscal 2005 or for any quarter in fiscal 2006.

LICENSE FEES AND ROYALTIES. The majority of our product license revenue consists of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer's licensing of a given software product for the first time or with a customer's purchase of the right to run a previously licensed product on additional computing capacity or by additional users. Our royalty revenue primarily consists of fees related to our device solutions products customers prepaying or periodically increasing the number of units they are authorized to use of a licensed software product and are normally paid on a quarterly basis.

We classify our product offerings into one operating segment, the adaptive mobility segment, which consists of products and services that extend enterprise applications to mobile and wireless environments. Our products in the adaptive mobility segment include enterprise mobility solutions, mobile device solutions and enterprise database solutions.

The table below presents total net license fees and royalty revenue by product line and each product line's percentage of license fee and royalty revenue for the three and nine months ended March 31, 2005 and 2004.

                                                     Three Months Ended             Nine Months Ended
                                                          March 31,                      March 31,
                                               ----------------------------   ----------------------------
                                                  2005   % Change     2004       2005   % Change     2004
                                               ----------------------------   ----------------------------
License fees and royalties:
Enterprise Mobility Solutions................  $  2,450      (7)%   $ 2,626   $  8,901      11%    $  8,052
      % of license fees and royalty revenue..       26%                 43%        39%                  43%
Mobile Device Solutions......................     5,101     253       1,447      8,524      61        5,281
      % of license fees and royalty revenue..       54%                 24%        37%                  28%
Enterprise Database Solutions................     1,886      (6)      2,003      5,453      (2)       5,571
      % of license fees and royalty revenue..       20%                 33%        24%                  29%
                                               --------             -------   --------             --------
Total net revenue............................  $  9,437      55%    $ 6,076   $ 22,878      21%    $ 18,904
                                               ========             =======   ========             ========

We sell our enterprise mobility products to corporate customers either directly or through distributors, valued-added resellers and other channel partners. A significant portion of our license fee revenue for these products is a result of our installed customer base deploying additional licenses of OneBridge Mobile Groupware and sales of this product to new enterprise customers in both Europe and North America. We believe these customers purchase OneBridge Mobile Groupware because of its competitive total cost of ownership combined with the OneBridge platform design, which enables customers to roll out future mobile applications, such as mobile field service applications on the same devices that receive e-mail. License fee revenue from our enterprise mobility products decreased $176 thousand in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and increased $849 thousand for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. The decline in license fee revenue for the third quarter was the result of increased competition in the marketplace and pricing pressure for our OneBridge Mobile Groupware products. Sales of our security product, OneBridge Mobile Secure, and our mobile applications were not sufficient to offset this decline. Also during the third quarter of fiscal 2005, we believe customers delayed their purchase and deployment of additional seats of our OneBridge Mobile Groupware products, which contributed to the license fee revenue decline. For the first nine months of fiscal 2005, the increase in the enterprise mobility product license fee revenue was the result of several factors, including an OEM sale of our enterprise XTNDConnect PC product. Additionally, the weakening of the U.S. dollar compared to the British pound sterling and the euro increased reported revenue. See "International Revenue" below for further discussion.

We sell our mobile device products either directly or through distributors, primarily to original equipment manufacturers, original design manufacturers and semiconductor companies that supply the mobile handset, telematics and other industries. License fees and royalty revenue from our mobile device products increased $3.7 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and increased $3.2 million for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The increase in revenue for the third quarter of fiscal 2005 was due primarily to a license and prepaid royalty transaction with Texas Instruments. Additionally, during the third quarter of fiscal 2005 we reported $1.0 million of revenue for a partial royalty payment received in March in connection with our lawsuit against Agilent Technologies Singapore Pte. Ltd. ("Agilent"), a subsidiary of U.S.-based Agilent Technologies, Inc. and Korea-based Samsung Electronics Co., Ltd. and two Samsung U.S. affiliates ("Samsung"). In the lawsuit, we sought, among other things, to recover damages or unpaid royalties due as a result of Samsung's use of our XTNDAccess(TM) IrDA Software Development Kit (SDK) and XTNDAccess(TM) IrFM SDK solutions ("Ir Software") in combination with Agilent transceiver products. On April 27, 2005 we entered into a Binding Memorandum of Understanding that resolved the litigation with Agilent and Samsung. Under the terms of the agreement we entered into a royalty-bearing license with Samsung for future use of Ir Software. In addition to the $1.0 million paid to us in March and a second payment of $500 thousand received in April 2005, the agreement also provides that Samsung and Agilent will pay us $1.25 million in May 2005, $2.0 million in August 2005 and a final installment of $1.0 million in December 2005. We record revenue resulting from this agreement in our fiscal quarter in which the payments are received. As a result, we expect to record $1.75 million due in April and May in the fourth quarter of fiscal 2005, $2.0 million due in August in the first quarter of fiscal 2006 and $1.0 million due in December in the second quarter of fiscal 2006. As part of the agreement we also granted Samsung an option to purchase for a lump sum a two-year license to use our Ir Software and our XTNDConnect PC software in Samsung cell phones. At the conclusion of the two-year paid up licenses, Samsung would have the option to continue to license the software at royalty rates not greater than those set out in the agreement. On May 6, 2005, Samsung notified us they would not exercise their option for the two year license. Partially offsetting the increase in revenue resulting from the sale to Texas Instruments and the Agilent and Samsung agreement was a lower level of royalties from a European handset manufacturer. Although our products continue to be licensed by the manufacturer, volumes and unit pricing for the first three quarters of fiscal 2005 were lower than the amounts for the previous year's comparable periods. We do not expect revenue from this handset manufacturer to increase significantly in the final quarter of fiscal 2005.

Royalty revenue generated from sales of our mobile device manufacturer products has historically fluctuated from quarter to quarter. We expect it will continue to fluctuate because demand is dependent upon the timing of customer projects, which fluctuate, and the effectiveness of our customers marketing efforts. Additionally, fluctuations can occur due to the nature of the arrangements with customers, which can vary between quarterly royalty payments that become due as devices are shipped by the manufacturer and initial one-time payments that allow the customer either unlimited or a capped number of licenses. Finally, we have experienced late royalty reporting from some of our customers and despite efforts to coordinate more closely with customers, we anticipate late reporting could recur in future quarters.

We sell our database products to enterprise customers and software developers who write applications utilizing our product's data management capabilities. License revenue from our enterprise database product lines in the third quarter of fiscal 2005 declined $117 thousand compared to the third quarter of fiscal 2004. The decline is the result of a reduced number of seats purchased by our developer and reseller customers to support the sales of their applications. Revenue for the first nine months of fiscal 2005 was $118 thousand lower than the revenue recorded in the first nine months of fiscal 2004. We anticipate that fourth quarter revenue for fiscal 2005 will be lower than the revenue for the fourth quarter of fiscal 2004 for these products because we offered aggressive price incentives to our customers in last year's fourth quarter that will not be repeated in the fourth quarter of fiscal 2005.

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

Support and maintenance revenue increased $110 thousand in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and $753 thousand for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. The increases were the result of customers renewing their support and maintenance contracts combined with the ratable recognition of revenue from new support and maintenance contracts sold to customers purchasing our products for the first time in the third quarter of fiscal 2005. Our support and maintenance revenue depends on both sales of software licenses and renewals of maintenance agreements by our existing customers. We expect that our support and maintenance revenue will increase or decrease as our license revenue increases or decreases.

PROFESSIONAL SERVICES. Professional services revenue is derived primarily from our work related to our enterprise mobility products and consists of fees for consulting, product installations, training, and developing custom applications that utilize our middleware products such as OneBridge Mobile Data Suite. Professional services revenue is driven by our customers purchasing services to aid them in developing software solutions for their mobile workforce in both Europe and North America. Additionally, we derive professional services revenue as we perform custom modifications or porting of our device manufacturer solutions for OEM customers.

Professional services revenue declined $206 thousand in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and increased $263 thousand for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. The decline in revenue in the third quarter of fiscal 2005 was the result of customer delays or customer decisions not to proceed with mobile application projects. The overall higher professional services revenue for the first three quarters of fiscal 2005 was due to increased customer demand for services from our enterprise mobility group to build custom applications and assist with Groupware deployments. Based on the current projects scheduled for the fourth quarter of fiscal 2005, we expect professional services revenue in the fourth quarter of fiscal 2005 to be approximately the same as the revenue in the fourth quarter of fiscal 2004. Revenue from professional services may fluctuate from quarter to quarter based on customer acceptance criteria included in contracts, the timing of services engagements and the variability of customer demand for custom mobile application development.

International Revenue
---------------------

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our European-based direct-to-enterprise sales force and channel partners, overseas original design manufacturers and a number of international distributors. Based on the region in which the customer resides, the table below presents total net revenue by region and each region's percentage of total net revenue for the three and nine months ended March 31, 2005 and 2004.


                                           Three Months Ended             Nine Months Ended
                                                March 31,                      March 31,
                                     ----------------------------   ----------------------------
                                        2005   % Change     2004       2005   % Change     2004
                                     ----------------------------   ----------------------------
North America....................... $  5,660     57%     $ 3,604   $ 12,326      25%   $  9,894
      % of total net revenue........      49%                 43%        42%                 41%
Europe..............................    3,990     (5)       4,214     13,003       7      12,118
      % of total net revenue........      34%                 51%        44%                 50%
Asia Pacific and Rest of World......    1,922    293          489      4,030      71       2,357
      % of total net revenue........      17%                  6%        14%                  9%
                                     --------             -------   --------            --------
Total net revenue................... $ 11,572     39%     $ 8,307   $ 29,359      20%   $ 24,369
                                     ========             =======   ========            ========

Sales to North American customers increased $2.1 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and increased $2.4 million in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. The sales increase in the third quarter was a result of the license and prepaid royalty revenue recorded in connection with a sale of our Bluetooth protocol stack and profile suite to Texas Instruments. Offsetting this increase somewhat were declines in our North American professional services revenue and license revenue for both our enterprise mobility and device manufacturer products. The increase for the nine months of fiscal 2005 was a result of the revenue from the Texas Instruments sale and revenue in the first and second quarter of fiscal 2005 from a significant OEM sale of our enterprise XTNDConnect PC product. This increase was offset somewhat by declines in revenue from our North American device manufacturer products due to a shift in our customer base to original design manufacturers located in Asia.

Sales to customers in Europe declined $224 thousand in the third quarter of fiscal 2005 compared to third quarter fiscal 2004. The decline in sales in the third quarter was a result of lower revenue for our mobile device solutions products sold to a major European handset manufacturer. Revenue from our European customers increased $885 thousand for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 and was primarily the result of the decrease in the strength of the U.S. dollar compared to the euro and British pound sterling. The declines in the strength of the U.S. dollar resulted in sales to our European customers invoiced in local currencies being greater in U.S. dollars than they would have been had the exchange rate remained constant. Total reported revenue, including revenue from our European customers invoiced in local currency, grew 39% between the third quarter of fiscal 2005 and the third quarter of fiscal 2004, but had the exchange rate for the U.S. dollar remained constant between those years, revenue would have increased 36%. For the nine months ended March 31, 2005 total reported revenue, including revenue from our European customers invoiced in local currency, grew 20% compared to the nine months ended March 31, 2004, but had the exchange rate for the U.S. dollar remained constant between those years, revenue would have increased only 16%.

Our revenue from Asia Pacific and the rest of the world is primarily from our sales to original equipment manufacturer and original design manufacturer customers of our mobile device solution products. We also sell our enterprise mobility products in these regions through distributors and value-added resellers. We sell our products in these regions in U.S. dollars and do not have significant revenue derived from sales in foreign currencies from this region. In the third quarter of fiscal 2005 revenue from these regions increased $1.4 million compared to the third quarter of fiscal 2004 and increased $1.7 million for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. The increase in the third quarter is the result of the $1.0 million partial royalty payment for our software products that have been included with handsets shipped by Samsung Electronics Co., Ltd. Additionally the increase for the both the third quarter and the first nine months of fiscal 2005 reflect the continued transition from domestic customers purchasing our device manufacturer products to Asian-based original design manufacturers and Asian-based handset manufacturers purchasing these products.

We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future. We expect the Asian-based companies in the supply chain for mobile handsets and other mobile devices to purchase our short range wireless communications products. Additionally, over the past several years we have made significant investments in our European-based pre-sales, sales, and technical support teams for our enterprise mobility products, and for the first nine months of fiscal 2005 these investments have resulted in both obtaining new customers and deploying additional licenses to existing customers. We believe the adoption rate of mobile devices and wireless infrastructure in Europe is more advanced than in North America and we are benefiting from our significant presence in the European market. We have also developed an extensive network of resellers in Europe that market our products, particularly our OneBridge Mobile Groupware products, to a wide range of companies.

Cost of Revenue
---------------

The following table sets forth our costs of license fees and the royalties, technical support and professional services for the three and nine months ended March 31, 2005 and 2004, and dollar and percentage change from the prior year.


                                                         Three Months Ended             Nine Months Ended
                                                              March 31,                      March 31,
                                                   ----------------------------   ----------------------------
                                                      2005   % Change     2004       2005   % Change     2004
                                                   ----------------------------   ----------------------------
Cost of revenue:
Cost of license fees and royalties...............  $   102      (23)%   $   132   $   296      (17)%   $   358
  % of license fees and royalty revenue..........       1%                   2%        1%                   2%
Cost of technical support services...............      455       (9)        501     1,362      (10)      1,518
  % of support and maintenance revenue...........      35%                  41%       34%                  47%
Cost of professional services and other..........      742       32         561     1,782        6       1,682
  % of professional services and other revenue...      91%                  55%       70%                  74%
                                                   -------              -------   -------              -------
Total cost of revenue............................  $ 1,299        9%    $ 1,194   $ 3,440       (3)%   $ 3,558
                                                   =======              =======   =======              =======

COST OF LICENSE FEES AND ROYALTIES. The cost of license fees and royalty revenue consists primarily of royalties for the use of third-party software. The cost of license fees and royalties remained relatively constant due to the fixed-cost nature of the licensing agreements we have arranged with third parties. As we introduce new products into the marketplace such as OneBridge Mobile Secure and OneBridge Mobile Sales, which incorporate technology from third parties, we expect the cost of license fees and royalties to increase as we increase the number of licenses we sell for these new products.

COST OF TECHNICAL SUPPORT SERVICES. The cost of technical support services consists primarily of compensation and benefits, third-party contractor costs and related expenses incurred in providing customer support. The increase in gross margin during the third quarter of fiscal 2005 compared to the prior year's third quarter was due to an increase in support revenue resulting from new support and maintenance contracts and renewals of previous contracts. The gross margin for the third quarter was also improved through cost reductions achieved by transferring a portion of the technical support service work to lower cost outsourced contract providers. The same factors resulted in the improved margins reported for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. We expect increases in our cost of technical support services as we add staff to our technical services group to support the deployment of enterprise mobility software solutions to additional new customers.

COST OF PROFESSIONAL SERVICES. The cost of professional services consists primarily of compensation and benefits incurred in providing services for building custom applications, training, consulting, installations and assisting with customer deployments. Professional services gross margin was 9% for the third quarter of fiscal 2005 compared to 45% in the third quarter of fiscal 2004. The lower gross margin was due to lower professional services revenue caused by customer delays or customer decisions not to proceed with expected projects combined with the increased staffing of the professional services organization in anticipation of higher demand for our services. The decline in margin for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was the result of the low margin achieved in the third quarter of fiscal 2005. In the previous two quarters the gross margin had improved through increased professional services revenues. Additionally, in the first quarter of fiscal 2005 we substantially completed a significant professional services engagement for a field services application that effectively optimized the resources of our European professional services organization and was completed at a gross margin higher than we have historically experienced.

We expect to report professional services revenue in the fourth quarter of fiscal 2005 of approximately the same amount as we achieved in the third quarter of fiscal 2005. However, given the high level of fixed costs associated with the professional services group, an inability to generate sufficient services revenue to absorb these fixed costs could lead to lower or negative gross margins. We have also experienced fluctuations in our professional services revenue on a quarterly basis due to the timing of revenue recognition, which may be delayed due to specific contract terms. We expect our professional services revenue will continue to experience these fluctuations in the future.

AMORTIZATION OF IDENTIFIABLE INTANGIBLES
----------------------------------------

The following table presents our amortization of identifiable intangibles for the three and nine months ended March 31, 2005 and 2004 and the percentage change from the prior year.

                                                         Three Months Ended             Nine Months Ended
                                                              March 31,                      March 31,
                                                   ----------------------------   ----------------------------
                                                      2005   % Change     2004       2005   % Change     2004
                                                   ----------------------------   ----------------------------
Amortization of identifiable intangibles........   $   43      (69)%     $ 138     $  161       (67)%   $ 482
      as a % of net revenue.....................       1%                   2%       -- %                  2%


Amortization decreased in the third quarter and the first nine months of fiscal 2005 compared to the third quarter and the first nine months of fiscal 2004 as a result of the intangibles related to our acquisition of Rand Software Corporation and Oval (1415) Limited becoming fully amortized in the second quarter of fiscal 2004 and the first quarter of fiscal 2005, respectively.

For the remaining quarter of fiscal 2005, we expect amortization of identifiable intangibles to remain consistent with the amount incurred in the third quarter.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The following table presents our research and development expenses for the three and nine months ended March 31, 2005 and 2004 and the percentage change from the prior year.

                                         Three Months Ended             Nine Months Ended
                                              March 31,                      March 31,
                                   ----------------------------   ----------------------------
                                      2005   % Change     2004       2005   % Change     2004
                                   ----------------------------   ----------------------------
Research and development.........   $ 2,081     14%     $ 1,824    $ 5,702      14%    $ 4,988
      as a % of net revenue......       18%                 22%        19%                 21%


Research and development ("R&D") expenses consist of compensation and benefits for our software developers and development support personnel, including software programmers, testing and quality assurance personnel, product managers and writers of technical documentation, such as product manuals and installation guides. These expenses also include consulting costs, facility and communications costs, costs for software development tools and equipment, and the cost of training our outsourced quality assurance and technical support service provider. During the periods presented above, all software development costs have been expensed.

R&D expenses increased $257 thousand in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. The spending increases were the result of $149 thousand of employee compensation increases incurred to retain our current R&D team as well as replace and recruit new R&D team members. We also incurred $98 thousand in higher costs related to retaining additional contract R&D services to assist with quality assurance work and to advance product development. R&D expenses increased $714 thousand for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. This increase was a result of the higher second and third quarter spending for the reasons outlined above as spending in the first quarter was relatively unchanged from the previous year's first quarter. We expect research and development costs to increase in the remaining quarter of fiscal 2005 as we add additional resources to complete our planned new features and functionality and enhanced usability and stability of our existing products. We expect to incur these expenses through the recruiting and hiring of additional employees in our engineering, quality assurance and technical support departments.

MARKETING AND SALES EXPENSES

The following table presents our marketing and sales expenses for the three and nine months ended March 31, 2005 and 2004 and the percentage change from the prior year.

                                         Three Months Ended             Nine Months Ended
                                              March 31,                      March 31,
                                   ----------------------------   ----------------------------
                                      2005   % Change     2004       2005   % Change     2004
                                   ----------------------------   ----------------------------
Marketing and sales.............    $ 3,938     17%     $ 3,371    $11,145      11%    $10,043
  as a % of net revenue.........        34%                 41%        38%                 41%


Marketing and sales expenses consist primarily of salaries for our sales, inside sales, marketing and technical sales staff, sales-related commissions and bonuses paid to our direct sales force, commissions to third-party distributors and other marketing-related expenses including trade shows, promotional materials, public relations and advertising.

Marketing and sales expenses increased $567 thousand in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. The increased spending was primarily the result of $551 thousand of higher third-party commissions we accrued for sales support provided by our agents for sales of our IrDA and Bluetooth products. Additionally, we incurred $86 thousand of severance costs related to the termination of our former Chief Marketing Officer. These increases were offset somewhat by approximately $130 thousand of reductions to our promotional expenses. Marketing and sales expenses increased $1.1 million for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. The increased spending was primarily the result of $657 thousand in increased third party commissions. Additionally, we incurred $220 thousand of higher salaries, commissions and related benefits for our sales and marketing organization. These higher costs were the result of higher levels of sales as well as retaining more experienced sales leadership and increasing the experience level of the people who are accountable for the sales of our enterprise mobility solutions. We also incurred $85 thousand of costs associated with the termination of the Vice President of North American Sales in the first quarter of fiscal 2005, $177 thousand of increased bad debt expense and $112 thousand of travel and entertainment expenses in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Offsetting these spending increases somewhat was approximately $380 thousand of reduced spending on promotional expenses for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

We expect marketing and sales expenses to increase in the remaining quarter of fiscal 2005 as a result of an expected increase in third party commissions and commissions to our sales force caused by both an expected increase in revenue and changes to our sales commission plans that increase the commission rates as sales representatives increase cumulative sales totals in subsequent quarters and approach annual quota targets.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

The following table presents our general and administrative expenses for the three and nine months ended March 31, 2005 and 2004 and the percentage change from the prior year.

                                         Three Months Ended             Nine Months Ended
                                              March 31,                      March 31,
                                   ----------------------------   ----------------------------
                                      2005   % Change     2004       2005   % Change     2004
                                   ----------------------------   ----------------------------
General and administrative.......   $ 1,642     21%     $ 1,355    $ 4,372      9%     $ 4,004
  as a % of net revenue..........       14%                 16%        15%                 16%


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

General and administrative expenses increased by $287 thousand in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. The increase was a result of $113 thousand higher legal expenses and professional fees in the third quarter of fiscal 2005 compared to fiscal 2004. In addition, we recorded $75 thousand for a management bonus program implemented in fiscal 2005 based on achieving targeted profitability levels. General and administrative expenses increased $368 thousand in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily due to the accrual of $268 thousand of expenses for our management bonus program in the first nine months of fiscal 2005.

RESTRUCTURING CHARGES

The following table presents our restructuring charges for the three and nine months ended March 31, 2005 and 2004 and the percentage change from the prior year.

                                         Three Months Ended             Nine Months Ended
                                              March 31,                      March 31,
                                   ----------------------------   ----------------------------
                                      2005   % Change     2004       2005   % Change     2004
                                   ----------------------------   ----------------------------
Restructuring charges............   $   --      NM*%    $  117     $   --       NM*%   $ 1,446
  as a % of net revenue..........       -- %                1%         -- %                 6%

      *  percentage change not meaningful

We did not incur restructuring charges in the third quarter of fiscal 2005 or the nine months ended March 31, 2005. The restructuring costs incurred in the first nine months of fiscal 2004 consisted primarily of severance, benefits, and other costs related to the resignation of Steven Simpson, our former President and Chief Executive Officer, the resignation of Karla Rosa, our former Chief Financial Officer, and the termination of eighteen employees from our marketing and sales, research and development, administration and operations groups. Of the terminated employees, fourteen were located in the United States and four were in Europe. The restructuring charge for the three and nine months ended March 31, 2004 included $55 thousand and $556 thousand of non-cash stock-based compensation resulting from the accelerated vesting of employee stock options. As of March 31, 2005 all restructuring charges had been paid.

PATENT LITIGATION FEES, LICENSE AND SETTLEMENT

The following table presents our patent litigation fees, license and settlement expense for the three and nine months ended March 31, 2005 and 2004 and the percentage change from the prior year.

                                             Three Months Ended             Nine Months Ended
                                                  March 31,                      March 31,
                                       ----------------------------   ----------------------------
                                          2005   % Change     2004       2005   % Change     2004
                                       ----------------------------   ----------------------------
Patent litigation fees, license and
settlement...........................   $   --      NM*%    $ 2,080    $   --       NM*%   $ 3,425
  as a % of net revenue..............       -- %                25%        -- %                14%

      *  percentage change not meaningful

In April 2002, Intellisync Corporation ("Intellisync"), formerly known as Pumatech, Inc., filed a patent infringement action against us in the U.S. District Court in Northern California. The action alleged that our XTNDConnect server and desktop synchronization products infringed on seven of Intellisync's synchronization-related patents. We incurred legal fees and other related costs in connection with defending this action. On March 4, 2004, we mutually agreed with Intellisync to settle the patent infringement lawsuit. In connection with the settlement, we made a one-time payment to Intellisync in the third quarter of fiscal 2004 of $2.0 million and received a license to certain Intellisync patents. This payment covers estimated past and future royalties on revenue related to our products shipped and covered under Intellisync's licensed patents. Both companies have agreed there will be no further patent litigation actions for a period of five years and that Intellisync will release all of our customers from any claims of infringement relating to their purchase and future use of our products. The expenses incurred during the third quarter of fiscal 2004 and the nine months ended March 31, 2004 were for legal and other costs to defend against the lawsuit.

NON-CASH STOCK-BASED COMPENSATION

The following table presents our non-cash stock-based compensation expense for the three and nine months ended March 31, 2005 and 2004 and the percentage change from the prior year.

                                             Three Months Ended             Nine Months Ended
                                                  March 31,                      March 31,
                                       ----------------------------   ----------------------------
                                          2005   % Change     2004       2005   % Change     2004
                                       ----------------------------   ----------------------------
Non-cash stock-based compensation....   $   38     (78)%    $  169     $  477       42%    $   337
      as a % of net revenue..........      -- %                 2%         2%                   1%

In fiscal 2004, we changed the compensation for members of our Board of Directors to include annual grants of restricted stock. Additionally, we made restricted stock grants to some of our employees in October 2003. Stock-based compensation expense for fiscal 2005 reflects the charges related to amortizing the related compensation expense for these grants over the period the stock vests. Also included for the nine months ended March 31, 2005 is $214 thousand of compensation expense for the issuance of stock options to employees with an exercise price below the fair market value of our stock on the date of grant. In the second quarter of fiscal 2005, our Employee Stock Purchase Plan was terminated. The Board of Directors approved a grant of options to employees that had been participating in the plan to replace the number of shares and the purchase price the employees expected under the terms of the terminated plan. Stock-based compensation expense for fiscal 2004 consists of compensation amortization related to the restricted stock grants described above and for the nine months ended March 31, 2004 also includes $55 thousand of expense related to a change in the terms of our 1998 Director Option Plan.

Stock-based compensation decreased in the third quarter of fiscal 2005 compared to the same quarter of fiscal 2004 because the restricted stock grants to employees fully vested in the second quarter of fiscal 2005. In the first nine months of fiscal 2005 stock-based compensation expense increased compared to the same period of fiscal 2004 due primarily to the expense related to issuing the below fair market value stock options to employees in fiscal 2005. This increase was partially offset by a decrease in expense related to the employee restricted stock grants becoming fully vested in the second quarter of fiscal 2005.

The initial grants made to directors vested in the second quarter of fiscal 2005; however, amortization expense related to additional annual grants of restricted stock made to our directors will be recorded in future quarters. We expect these costs to be approximately $38 thousand for the remaining quarter of fiscal 2005. We do not expect any future grants of options to employees with exercise prices below fair market value on the date of grant.

OTHER INCOME (EXPENSE), NET
---------------------------

The following table presents our other income and expense for the three and nine months ended March 31, 2005 and 2004 and the percentage change from the prior year.

                                                Three Months Ended             Nine Months Ended
                                                     March 31,                      March 31,
                                          ----------------------------   ----------------------------
                                             2005   % Change     2004       2005   % Change     2004
                                          ----------------------------   ----------------------------
Foreign currency exchange gain (loss)...   $ (167)     271%    $  (45)    $ (380)       *%    $  (17)
Interest income.........................        5      (64)        14         16      (60)        40
Net rental income.......................       94      100         47        223       59        140
Other net income (expense), net.........      (38)     217        (12)       (53)     (55)      (117)
                                           ------              ------     ------              ------
   Total other income (expense), net....   $ (106)       *%    $    4     $ (194)    (522)%   $   46
                                           ======              ======     ======              ======

   *  percentage change not meaningful


Other income (expense) consists primarily of foreign currency exchange gains or losses related to the mark-to-market of intercompany payables denominated in non-U.S. currencies in periods of currency volatility, rental income generated from subleasing the excess space at our headquarters facility and interest income earned on cash, cash equivalents and short-term investment balances.

We recognized a foreign currency exchange loss in the third quarter of fiscal 2005 as a result of changes in the exchange rate for the euro, Canadian dollar and the British pound sterling as we translate temporary intercompany payables from our foreign subsidiaries denominated in non-U.S currencies to our functional currency of US dollars. This loss increased in the third quarter of fiscal 2005 compared to the same period in fiscal 2004 because we did not enter into foreign currency forward contracts to manage the fluctuations in currency values during the third quarter of fiscal 2005. In the first and second quarters of fiscal 2005 we entered into foreign currency contracts and the foreign currency losses recorded were primarily due to our intercompany balance forecasts differing from our projections in periods of high currency volatility. Our foreign currency exchange loss increased in the nine months ended March 31, 2005 compared to the same period in the prior year because we recognized a foreign currency gain in the first quarter of fiscal 2004 as a result of the decrease in the strength of the U.S. dollar at a time when we were not entering into foreign currency contracts. For additional information on our foreign currency exposure see Item 3 of this Form 10-Q,"Quantitative and Qualitative Disclosure About Market Risk." The amount of any foreign currency exchange gain or loss for the remaining quarter of fiscal 2005 will depend upon currency volatility, our decisions to purchase foreign currency forward contracts, the amount of our intercompany balances and our ability to accurately predict such balances.

Interest income decreased in the third quarter and the first nine months of fiscal 2005 compared to the same periods in fiscal 2004 as a result of lower average cash balances in fiscal 2005 compared to fiscal 2004. We expect interest income to increase slightly in the fourth quarter of fiscal 2005 due to an increase in our cash balance.

The increase in net rental income in the third quarter of fiscal 2005 and for the nine months ended March 31, 2005 compared to the same three and nine month periods ended March 31, 2004 was due primarily to an increase in rent received as a result of our leasing additional unused space at our headquarters facility in Boise, Idaho.

The decrease in other expense in the first three quarters of fiscal 2005 compared to the same period last year was due primarily to a decrease in sales and use tax expense that was recorded in the first quarter of fiscal 2004 in connection with a sales tax audit.

INTEREST EXPENSE
----------------

The following table presents our interest expense for the three and nine months ended March 31, 2005 and 2004 and the percentage change from the prior year.

                                                Three Months Ended             Nine Months Ended
                                                     March 31,                      March 31,
                                          ----------------------------   ----------------------------
                                             2005   % Change     2004       2005   % Change     2004
                                          ----------------------------   ----------------------------
Interest expense........................   $  126      (9)%    $  139     $  392       23%    $  318
  as a % of net revenue.................       1%                  2%         1%                  1%

Interest expense consists primarily of interest associated with the sale-and-leaseback of our headquarters land and building, which is accounted for as a financing transaction, and interest paid on the term debt that we assumed in connection with our acquisition of ViaFone in August 2002. Interest expense decreased slightly in the third quarter of fiscal 2005 compared to the same quarter in the prior year because we made the final payment on our term debt in February 2005. Interest expense increased in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily as a result of entering into the sale-and-leaseback agreement at the end of the first quarter of fiscal 2004.

INCOME TAX PROVISION
--------------------

The following table presents our income tax provision for the three and nine months ended March 31, 2005 and 2004 and the percentage change from the prior year.

                                                Three Months Ended             Nine Months Ended
                                                     March 31,                      March 31,
                                          ----------------------------   ----------------------------
                                             2005   % Change     2004       2005   % Change     2004
                                          ----------------------------   ----------------------------
Income tax provision...................    $  121     1244%    $    9     $  153       595%   $   22
  as a % of income (loss) before
  income taxes.........................        5%                   -- %         4%                (1)%

We recorded an income tax provision in the third quarter and first three quarters of fiscal 2005 and 2004 consisting primarily of foreign withholding taxes for which no credit is currently available against U.S. taxes due to our cumulative net loss position. We expect to record an income tax provision in the remaining quarter of fiscal 2005 related primarily to payments of foreign withholding taxes.

DISCONTINUED OPERATIONS
-----------------------

The following summarizes the results of discontinued operations:

                                                Three Months Ended             Nine Months Ended
                                                     March 31,                      March 31,
                                          ----------------------------   ----------------------------
                                             2005   % Change     2004       2005   % Change     2004
                                          ----------------------------   ----------------------------
Net revenue............................    $  --       NM*%    $   --     $  --        NM*%   $  169
Income from discontinued operations,
  net of tax...........................    $  --       NM*%    $   --     $  --        NM*%   $   88

      *  percentage change not meaningful


Our revenue from discontinued operations for the nine months ended March 31, 2004 consisted of revenue from our discontinued infrared hardware business, for which we adopted a formal exit plan in the first quarter of fiscal 2003. Although our infrared hardware business was discontinued in the first quarter of fiscal 2003, we continued to report revenue throughout fiscal 2003 as customers continued to place last-time orders and we reported revenue in the first and second quarters of fiscal 2004 as we shipped final orders.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

                                                     Nine Months Ended March 31,
                                                     ---------------------------
                                                        2005             2004
                                                     ---------------------------
Net cash provided (used) by
  operating activities............................    $ 2,552          $(2,767)



Net cash provided by operating activities in the first nine months of fiscal 2005 was primarily the result of our net income plus the adjustments to net income for non-cash expenses offset by cash invested in accounts receivable of $985 thousand and cash used to pay accounts payable and accrued expenses of $855 thousand. Included in net income were non-cash charges for depreciation and amortization of $671 thousand, which declined from the prior year primarily as a result of assets becoming fully depreciated without replacement purchases. Also included were $477 thousand of non-cash charges for stock-based compensation related to the amortization of restricted stock grants and grants of stock options with exercise prices below the then current fair market value.

Net cash used by operating activities in the first nine months of fiscal 2004 was primarily the result of our net loss of $3.1 million. Included in the net loss was a non-cash gain on the sale of land of approximately $1.1 million. Other non-cash charges included depreciation and amortization of $1.2 million and non-cash charges for stock-based compensation of $893 thousand related to the termination of employees, including the former Chief Executive Officer and Chief Financial Officer. In addition to these non-cash charges, $639 thousand was used to pay accounts payable and accrued expenses.

Accounts receivable, net of allowances, increased from $6.8 million at June 30, 2004 to $7.8 million at March 31, 2005. The increase in accounts receivable was a result of the higher level of sales we experienced in the first three quarters of fiscal 2005 offset by a decrease in the average number of days an invoice is outstanding before receipt of payment, which we refer to as "days sales outstanding." Our days sales outstanding for the quarter ended March 31, 2005 was approximately 61 days, compared to 80 days for the quarter ended June 30, 2004. The decrease in days sales outstanding during the third quarter was primarily due to the invoicing and collection of the Texas Instruments account receivable during the quarter. We expect our days sales outstanding to return to more historical levels in the range of 65 to 75 days. We expect that our accounts receivable will increase in the final quarter of fiscal 2005 as we will return to our historical pattern where a significant portion of our revenue is invoiced in the last month of the quarter and we do not receive payment until the following quarter. Accounts receivable may also increase in the future if net revenue from international customers becomes a higher percentage of our net revenue as these customers have historically been slower in paying invoiced amounts.

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES

                                                     Nine Months Ended March 31,
                                                     ---------------------------
                                                        2005             2004
                                                     ---------------------------
Net cash provided (used) by investing activities...   $ (667)          $ 1,273


Net cash used by investing activities in the first nine months of fiscal 2005 was primarily related to expenditures for software and other expenses related to a project to upgrade our accounting and transactional infrastructure. We plan to incur aggregate capital expenditures of approximately $100 thousand during the fourth quarter of fiscal 2005, primarily for software, system improvements and personal computers.

Net cash provided by investing activities in the first nine months of fiscal 2004 was primarily the result of the proceeds from the sale of land adjacent to our Boise headquarters building. Partially offsetting these proceeds was cash used for tenant improvements we were required to make to the subleased portion of the unused space at our headquarters building pursuant to the sublease agreements.

NET CASH PROVIDED BY FINANCING ACTIVITIES

                                                     Nine Months Ended March 31,
                                                     ---------------------------
                                                        2005             2004
                                                     ---------------------------
Net cash provided by financing activities..........   $   623          $ 5,698


Net cash provided by financing activities in the first nine months of fiscal 2005 was primarily the result of $966 thousand we received from the issuance of common stock under our employee stock plans. These cash proceeds were partially offset by $343 thousand of payments made on term debt and capital leases assumed as part of our acquisition of ViaFone in 2002.

Net cash provided by financing activities in the first nine months of fiscal 2004 was generated primarily from the cash received in the sale-and-leaseback of our headquarters facility. On September 26, 2003, we closed the sale-and-leaseback transaction and received proceeds of $4.8 million, netting $4.6 million after deducting transaction costs. As part of the agreement, we entered into a 10-year master lease for the building with annual payments of approximately $442 thousand.

On January 15, 2002, we entered into a loan and security agreement with Silicon Valley Bank ("SVB") and renewed and restructured this agreement effective as of August 31, 2004. Under this agreement we can borrow up to $2.5 million in the form of a demand line of credit. Our borrowing capacity is limited to 80% of eligible accounts receivable balances and is secured by certain of our assets. Interest on any borrowings will be paid at prime. The line of credit agreement requires us to maintain certain financial ratios and expires in August 2006. We are in compliance with all financial covenants. There is no outstanding balance on this facility at March 31, 2005.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with SVB. We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan was fully repaid at March 31, 2005.

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

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited proposes. As of March 31, 2005, we were not involved in any unconsolidated SPE transactions.


COMMITMENTS AND CONTRACTUAL OBLIGATIONS
---------------------------------------

We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $167 thousand and $153 thousand for the three months ended March 31, 2005 and 2004, respectively. For the nine months ended March 31, 2005 and 2004, operating lease expense was $467 thousand and $559 thousand, respectively.

On September 26, 2003, we completed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction and is shown as $4.8 million of long-term debt on our balance sheet at March 31, 2005. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price, or approximately $442 thousand. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with SVB. We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan had been fully repaid at March 31, 2005.

Our minimum future contractual commitments associated with our operational restructuring, indebtedness and lease obligations as of March 31, 2005 are as follows:

                                                                 Year Ending June 30,
                                             ------------------------------------------------------------
                                              2005     2006     2007     2008     2009 Thereafter  Total
                                             ------------------------------------------------------------
Monthly payments pursuant to building
      sale-and-leaseback .................   $  110   $  442   $  442   $  442   $  442   $1,875   $3,753
Capital leases (1) .......................        7       11        6     --       --       --         24
Operating leases .........................      161      566      443      328      276      470    2,244
Post-retirement benefits (1) (2) .........       34       17       17       17       17       67      169
                                             ------------------------------------------------------------
                                             $  312   $1,036   $  908   $  787   $  735   $2,412   $6,190
                                             ============================================================

(1)   These amounts are reported on the balance sheet as liabilities.
(2) Fiscal 2005 includes $17 thousand of current commitments included in accrued expenses on the balance sheet.

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

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically with respect to the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. Although these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of March 31, 2005. As of March 31, 2004, we had forward contracts with a nominal value of $9.35 million in place with respect to the euro, Canadian dollar and British pound sterling, each of which matured within 30 days. We recognized net currency exchange losses of approximately $167 thousand and $380 thousand for the three and nine months ended March 31, 2005 and net currency exchange losses of approximately $45 thousand and $17 thousand for the three and nine months ended March 31, 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF OUR STOCK
------------------------------------------------------------------------

WE HAVE A RECENT HISTORY OF OPERATING PROFITS, BUT A PRIOR HISTORY OF OPERATING LOSSES. DECLINES IN OUR QUARTERLY REVENUE OR OTHER FACTORS COULD RETURN THE COMPANY TO REPORTING OPERATING LOSSES IN FUTURE QUARTERS.

For the past few quarters, we have reported income from operations; however, for the period from the third quarter of our fiscal year 1999 through our third quarter of fiscal year 2004, we have reported operating losses. These losses have been the result of devoting significant financial resources to defense of a patent infringement suit, restructuring costs, and research and development and marketing and sales cost for our adaptive mobility software products. We intend to continue to devote significant financial resources to product development and to marketing and sales activities. Our ability to maintain income from operations and our ability to reach positive cash flow from operations in subsequent periods will depend on a number of factors, including:

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

    o CHANGES IN THE MAKE-UP OF OUR EXECUTIVE TEAM. We believe we have taken steps to strengthen our management team and have added people with the skills and experience to lead the Company through the progression described above. Several members of our executive team, including our Chief Financial Officer, Vice President of Human Resources,, Vice President of Mobile Device Solutions and our Vice President of Research and Development have joined the company within the past twenty-four months. Additionally, several members of the management team have resigned, including the Vice President of North American Sales, Vice President of Marketing and the former Vice President of Research and Development. As a result, the executive team has a relatively short history of working together, and we cannot be certain whether they will be able to manage the transition of the Company. If they are unable to work together effectively or do not execute the business plan efficiently, our business will suffer.

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

In the course of customer implementation activities for recently released versions of our software, we have encountered what we believe to be errors of the type and volume generally associated with a release of major software programs. However, there is no assurance that significant defects will not be detected as customers deploy the product in larger volumes into even more complex environments. Software errors, if significant, or market perception that our software is not fully ready for production use - whether accurate or not - could result in:

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

CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of mobility software products and to take advantage of efficiencies and economies of scale. Our competitors completed acquisitions including, but not limited to, the following examples: Intellisync Corporation acquired Synchrologic, Sybase, Inc. acquired XcelleNet, Inc., SEVEN acquired Smartner, Broadcom Corporation acquired Widcomm, Inc. and Infowave Software Inc. acquired Telispark Inc. Changes resulting from these and other consolidations may harm our competitive position. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AGAINST CURRENT AND POTENTIAL COMPETITORS.

Our markets are increasingly competitive and our competitors are some of the largest software providers in the world. As the markets for adaptive mobility products grow, we expect competition from both existing and new competitors to intensify. We compete with:

o mobile solutions companies, including CommonTime, Good Technology, IBM, iAnywhere (a Sybase company), Infowave, JP Mobile, Microsoft, Intellisync, RIM, SEVEN, and Visto;
o mobile application companies, including Dexterra, Everypath, iAnywhere, IBM, Infowave, Microsoft, Oracle, SAP, TCS, and Wavelink;
o client/server database providers, including Borland, Microsoft, MySQL, Oracle and Pervasive Software;
o mobile device solutions companies, including IVT Corporation, Agilent, EMBEDnet, CSR, Broadcom, Stonestreet One, Link Evolution and Open Interface North America; and
o internal research and development departments of original equipment manufacturers, many of whom are our current customers.

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

From time to time, we may enter into foreign currency forward contracts, typically against the Canadian dollar, euro, and British pound sterling, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with our international subsidiaries. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies

THE SUCCESS OF OUR BUSINESS MAY DEPEND ON US IDENTIFYING AND SECURING ADDITIONAL SOURCES OF FINANCING, WHICH SOURCES MAY NOT BE AVAILABLE WHEN NEEDED OR MAY NOT BE AVAILABLE ON FAVORABLE TERMS.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of March 31, 2005, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was $13 million. We ceased amortizing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize approximately $416 thousand of net identifiable intangibles in the remainder of fiscal 2005 and fiscal 2006 through 2009. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Any impairment and resulting write-off could have a negative impact on our results of operations in the period goodwill or other identifiable intangibles are written off.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SIGNIFICANT PORTION OF OUR REVENUE.

In the third quarter of fiscal 2005, based on the region where the customer resides, approximately 51% of our revenue was generated from international sales. We expect that international sales will continue to represent a significant portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

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

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires companies to measure all stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements. SFAS No. 123(R) is effective beginning the first quarter of our fiscal year 2006. We are currently assessing the impact of SFAS No. 123(R) on our stock-based compensation programs; however, we expect to have significant accounting charges that will reduce our net income and earnings per share. For example, in the first nine of fiscal 2005, had we accounted for stock-based compensation plans using the fair-value method prescribed in SFAS No. 123(R), we would have recorded an additional operating expense of approximately $2.3 million. See Note 3 of "Notes to Condensed Consolidated Financial Statements" for a more detailed presentation of accounting for stock-based compensation plans. When we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sales made by our international subsidiaries are generally denominated in the foreign country's currency. Fluctuations in exchange rates between the U.S. dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically with respect to the Canadian dollar, euro, and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting the risk that would otherwise result from changes in exchange rates. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of March 31, 2005. As of March 31, 2004, we had forward contracts with a nominal value of approximately $9.3 million, each of which matured within 30 days, in place with respect to the Canadian dollar, euro and British pound sterling. We recognized net currency exchange losses of approximately $167 thousand and $380 thousand for the three and nine months ended March 31, 2005 and net currency exchange losses of approximately $45 thousand and $17 thousand for the three and nine months ended March 31, 2004.


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

The claims in the lawsuit related to a business arrangement entered into by ESI with Agilent and Samsung in 2002 whereby Agilent agreed to sell certain royalty-bearing transceivers to Samsung for use by Samsung with ESI software in Samsung cell phones. Agilent agreed to pay ESI royalties based on Samsung's use of the ESI software with royalty-bearing Agilent transceivers and Samsung was licensed to use ESI Software only with Agilent royalty-bearing transceivers. ESI alleged that Samsung knowingly used ESI software with non-royalty bearing Agilent transceivers outside the scope of its license from ESI and that Agilent aided and abetted Samsung's conduct and has failed and refused to pay royalties to ESI for Samsung's use of ESI software with Agilent transceivers.

ESI sought payments in accordance with the agreed contractual royalty rates for all uncompensated use of its software by Samsung and sought a full accounting from Agilent and Samsung as to the number of Agilent transceivers shipped to Samsung that were compatible with ESI software and as to the number of Samsung cell phones in which ESI software has been copied.

ESI also filed a motion for preliminary injunction asking the Court to restrain Agilent from shipping transceivers to Samsung for use with ESI software without payment of agreed royalties and to restrain Samsung from selling or importing in the United States any cell phones incorporating unauthorized copies of ESI software.

Shortly after joining Samsung as a party to the lawsuit, the parties entered into a Standstill Agreement (and an amendment to the Standstill Agreement) under which ESI agreed to temporarily set over the scheduled hearing on its preliminary injunction. Under the Standstill Agreement, ESI was paid $1.5 million toward ESI's claims against Agilent and Samsung. Shortly prior to the expiration of the Standstill Agreement, as amended, the parties entered into a Binding Memorandum of Understanding (the "Resolution Agreement"), effective April 27, 2005 that resolved the lawsuit. Under the terms of the Resolution Agreement, ESI entered into a royalty-bearing license with Samsung for Samsung's future use of ESI's Ir Software. ESI also granted Samsung an option to purchase for a lump sum a two-year license to use ESI's Ir Software and its XTNDConnect PC software in Samsung cell phones. At the conclusion of the two-year paid up licenses, Samsung would have the option to continue to license the software at royalty rates not greater than those set out in the Resolution Agreement. On May 6, 2005, Samsung notified ESI they would not exercise their option for the two year license. In addition to the $1.5 million in payments received by ESI under the Standstill Agreement in March and April 2005, the Resolution Agreement provides that Samsung and Agilent will pay ESI an additional $1.25 million by May 27, 2005, $2.0 million by August 31, 2005 and a final installment of $1.0 million by December 1, 2005.

ITEM 6.    EXHIBITS

  EXHIBIT NUMBER   DESCRIPTION

        3.1        Restated Certificate of Incorporation. (1)
        3.2        Restated Bylaws. (2)
       10.58       Separation Agreement between the Company and Jeffrey Siegel.*
        31 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
        32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission on March 4, 1998.

(2) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1998.

*           Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on May 16, 2005.

                                       EXTENDED SYSTEMS INCORPORATED

                                       By: /s/ CHARLES W. JEPSON
                                           -------------------------------------
                                           CHARLES W. JEPSON
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER