Form 10-Q/A
period 2004-12-31
EXTENDED SYSTEMS INC
filed 2005-09-06
CIK 1051490

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                _________________


                               AMENDMENT NO. 1 TO
                                   FORM 10-Q


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


                               AMENDMENT NO. 1 TO
                                    FORM 10-Q


              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3
         --------------------

         Condensed Consolidated Balance Sheets as of December
         31, 2004 (unaudited) and June 30, 2004                               3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended December 31, 2004 and 2003 (unaudited)    4

         Condensed Consolidated Statements of Comprehensive Income (Loss)
         for the Three and Six Months Ended December 31, 2004 and 2003
         (unaudited)                                                          5

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 2004 and 2003 (unaudited)              6

         Condensed Consolidated Statements of Stockholders' Equity for
         the Six Months Ended December 31, 2004 (unaudited)                   7

         Notes to Condensed Consolidated Financial Statements (unaudited)     8


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations                                 15
         -----------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          38
         ----------------------------------------------------------

Item 4.  Controls and Procedures                                             39
         -----------------------


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   39
         -----------------

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         39
         -----------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                 40
         ---------------------------------------------------

Item 6.  Exhibits                                                            41
         --------
         (Items 3 and 5 of Part II are not applicable and have been omitted)

         SIGNATURES                                                          42

         CERTIFICATIONS                                                      43

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


RECENT DEVELOPMENTS
-------------------

As described in Part II, Item 2, in December 2004, we determined that we had inadvertently failed to register or qualify under the federal securities laws or the securities laws of certain states the public sale of approximately 893,811 shares of our common stock pursuant to our 1998 Employee Stock Purchase Plan (the "ESPP"). The shares were sold to employees at a per share price equal to 85% of the lesser of the fair market value per share of the common stock on the start date of the offering period under the ESPP or on the purchase date, for aggregate cash consideration of approximately $2.0 million. We filed a registration statement on Form S-8 in April 1998 for the registration of the initial 700,000 shares authorized under the ESPP. However, we subsequently added an aggregate of 1,315,621 additional shares of our common stock to the ESPP pursuant to the evergreen provisions of the ESPP but did not file a registration statement covering these additional shares. In December 2004, our board of directors terminated the ESPP and the last sales occurred under the ESPP in June 2004. As a consequence of the failure to register or qualify the sales of our common stock under the ESPP, certain ESPP participants may have had the right to rescind their purchases under the ESPP prior to June 2005 or may have the right to recover damages from us and others related to the unregistered or nonqualified sale of the ESPP shares. Because purchasers no longer have the right to rescind their purchases, we do not intend to undertake an offer to rescind the purchases. Had we undertaken a recission offer, our exposure for any rescission rights would not have been material to our financial condition or liquidity. Governmental regulatory authorities may seek penalties or other sanctions against us with respect to the failure to register or qualify the ESPP sales or our failure to timely disclose such failure to register or qualify the ESPP shares.


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


WE MAY BE SUBJECT TO PENALTIES OR SANCTIONS WITH RESPECT TO OUR FAILURE TO REGISTER OR QUALIFY SHARES UNDER OUR ESPP AND OUR FAILURE TO TIMELY DISCLOSE THE SALE OF THE UNREGISTERED SHARES.

As described in Part II, Item 2, in December 2004, we determined that we had inadvertently failed to register or qualify under the federal securities laws or the securities laws of certain states the public sale of approximately 893,811 shares of our common stock pursuant to our ESPP. Although our failure to file a registration statement was inadvertent, as a consequence of the failure to register or qualify the sales of our common stock under the ESPP, certain ESPP participants may have had the right to rescind their purchases under the ESPP prior to June 2005 or may have the right to recover damages from us and others related to the unregistered or nonqualified sale of the ESPP shares. Because purchasers no longer have the right to rescind their purchases, we do not intend to undertake an offer to rescind the purchases. Had we undertaken a recission offer, our exposure for any rescission rights would not have been material to our financial condition or liquidity. Governmental regulatory authorities may seek penalties or other sanctions against us with respect to the failure to register or qualify the ESPP sales or our failure to timely disclose such failure to register or qualify the ESPP shares.


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2004, ESI determined that it had inadvertently failed to register or qualify under the federal securities laws or the securities laws of certain states the public sale of approximately 893,811 shares of its common stock pursuant to its ESPP. The shares were sold to employees at a per share price equal to 85% of the lesser of the fair market value per share of the common stock on the start date of the offering period under the ESPP or on the purchase date, for aggregate cash consideration of approximately $2.0 million. ESI filed a registration statement on Form S-8 in April 1998 for the registration of the initial 700,000 shares authorized under the ESPP. However, ESI subsequently added an aggregate of 1,315,621 additional shares of its common stock to the ESPP pursuant to the evergreen provisions of the ESPP but did not file a registration statement covering these additional shares. In December 2004, the ESI board of directors terminated the ESPP and the last sales occurred under the ESPP in June 2004. As a consequence of the failure to register or qualify the sales of its common stock under the ESPP, certain ESPP participants may have had the right to rescind their purchases under the ESPP prior to June 2005 or may have the right to recover damages from ESI and others related to the unregistered or nonqualified sale of the ESPP shares. Governmental regulatory authorities may seek penalties or other sanctions against ESI with respect to the failure to register or qualify the ESPP sales or ESI's failure to timely disclose such failure to register or qualify the ESPP shares.

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

ITEM 6.  EXHIBITS


Exhibit Number     Description
--------------     -----------
      3.1          Restated Certificate of Incorporation.(1)
      3.2          Restated Bylaws.(2)
     10.57         Separation Agreement between the Company and Kerrin Pease.(3)
      31           Certification of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
      32           Certification of Executive Officers pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission on March 4, 1998.

(2) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1998.

(3) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2005.

* Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on September 6, 2005.


                           EXTENDED SYSTEMS INCORPORATED

                           By:                /s/ CHARLES W. JEPSON
                                     -------------------------------------------
                                                CHARLES W. JEPSON
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER