Form 10-K
period 2005-06-30
EXTENDED SYSTEMS INC
filed 2005-10-17
CIK 1051490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             _______________________

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

                    5777 NORTH MEEKER AVENUE, BOISE, ID 83713
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (208) 322-7575

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $29 million. Shares of common stock held by each officer and director and by each person who own 5% or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 23, 2005, there were 15,636,542 shares outstanding of the Registrant's common stock.
================================================================================

                          EXTENDED SYSTEMS INCORPORATED

                    FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.

Item 1.      Business.                                                        3
             ---------

Item 2.      Properties.                                                     13
             -----------

Item 3.      Legal Proceedings.                                              13
             ------------------

Item 4.      Submission of Matters to a Vote of Security Holders.            14
             ----------------------------------------------------



PART II.

Item 5.      Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.            15
               --------------------------------------------------

Item 6.      Selected Financial Data.                                        16
             ------------------------

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operation.                                     17
               -------------------------

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.     42
             -----------------------------------------------------------

Item 8.      Financial Statements and Supplementary Data.                    42
             --------------------------------------------

Item 9.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.                          42
               ------------------------------------

Item 9A.     Controls and Procedures.                                        42
             ------------------------

Item 9B.     Other Information.                                              42
             ------------------



PART III.

Item 10.     Directors and Executive Officers of the Registrant.             43
             ---------------------------------------------------

Item 11.     Executive Compensation.                                         44
             -----------------------

Item 12.     Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters.               48
               -----------------------------------------------

Item 13.     Certain Relationships and Related Transactions.                 50
             -----------------------------------------------

Item 14.     Principal Accounting Fees and Services.                         50
             ---------------------------------------



PART IV.

Item 15.     Exhibits, Financial Statement Schedules.                        52
             ----------------------------------------



             SIGNATURES                                                      79

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-K, THE WORDS "MAY", "SHOULD", "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL", "SHOULD", "ESTIMATES", "PREDICTS", "POTENTIAL", "CONTINUE", "STRATEGY", "PLANS", "OUTLOOK", "COULD", "PROJECT", "FORECAST" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO US, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK." YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q TO BE FILED IN FISCAL 2006. ALL PERIOD REFERENCES ARE TO OUR FISCAL YEARS ENDED JUNE 30, 2006, 2005, 2004 AND 2003, UNLESS OTHERWISE INDICATED.


                                     PART I

ITEM 1. BUSINESS.

RECENT DEVELOPMENTS
-------------------

We entered into an agreement and plan of merger with Sybase, Inc. ("Sybase") and Ernst Acquisition Corporation, a wholly owned subsidiary of Sybase, dated as of July 28, 2005 pursuant to which we agreed to be acquired by Sybase in an all cash transaction for $4.460847 per share. Subject to approval by our stockholders and receipt of various regulatory approvals and other specified closing conditions, we expect the consummation of the merger to occur during the fourth quarter of calendar 2005.

OVERVIEW
--------

We provide the expertise and solutions to help companies optimize their business processes and accelerate product development with our mobility software. Our software allows corporate enterprises, application developers and device manufacturers to share, exchange, collaborate, manage and deploy data effectively and easily across a wide range of mobile devices. This creates a mobile environment that accelerates companies into the mobile world. Examples of our successes include:

     o Deployment of our mobile applications in approximately 2,500 enterprise companies such as ThyssenKrupp, Airbus, BASF and DaimlerChrysler.

     o Use of our software in application development by approximately 1,500 independent software developers working for application software vendors such as HDC Healthcare, QAD, Unique Solutions and Messaging Architects.

     o Integration of our technology into mobile devices or shipment together with mobile phones by device manufacturers such as Siemens, Motorola, Sony Ericsson, Palm, Panasonic, LG Electronics, Toshiba and Hewlett Packard.

Founded in 1984, we are incorporated under the laws of the state of Delaware with our headquarters located in Boise, Idaho. Our Internet address is www.extendedsystems.com. On the "Investor Relations" section of our web site, we post links to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (SEC): our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. Information on our web site does not constitute a part of this Annual Report on Form 10-K.

INDUSTRY BACKGROUND
-------------------

The use of mobile devices has increased tremendously as notebook computers, personal digital assistants (PDAs) and mobile phones have achieved acceptance and have become more advanced and increasingly capable of running complex applications. Improvements in mobile technology and wireless infrastructure are facilitating the ability to exchange both personal and corporate information, thereby enabling mobile devices to be used for both data and voice applications. IDC, a leading provider of technology and market data, predicts that 38.8 million converged mobile devices (devices that support both voice and data capabilities) will ship in 2005 and 99.4 million will ship in 2008. IDC also predicts that the United States population of mobile workers, such as field service workers or sales representatives, will reach 104.6 million by 2006. InStat/MDR, an analyst firm that follows the Bluetooth market, forecasts Bluetooth chipset unit shipments will increase from 69 million in 2003 to 720 million in 2008, which is a compound annual growth rate of 60 percent. InStat/MDR also predicts revenue from Bluetooth chips alone will reach $1.7 billion in 2008.

Mobile device manufacturers, corporate enterprises and application developers face pressure to provide increased mobile functionality and proven value propositions for their devices and applications. Many of these manufacturers, enterprises and developers seek to incorporate mobile data communication capabilities to enhance existing services or expand into new markets.

Providing flexible information access has historically been cumbersome and expensive because it required combining products from multiple companies to arrive at a mobile solution. The mobile environment alone, while providing much of the enabling technology, is not sufficient to meet the needs of enterprises seeking a solution that requires security and flexible support for applications across a broad range of networks and devices.

There is a growing awareness of how mobile solutions can positively impact company profitability, competitiveness, workforce productivity, time-to-market and market leadership. Interest in the enabling devices and software has resulted in the creation of a new market category. As companies have become confident in the positive returns on investment from mobility projects, they have been increasingly funding mobility projects to optimize their business processes. Additionally, mobile device manufacturers have increased their reliance on short-range wireless connectivity software vendors to accelerate their product development cycles.

With the growing adoption of ever-more powerful mobile devices based on multiple operating systems, the availability of wireless networks using myriad different technologies, and the requirement of mobile devices to support a wide range of applications, a mobile middleware solution is required for enterprises to deploy these technologies given the complexity inherent in a highly heterogeneous environment. Different types of customers have different solution requirements as described below.

CORPORATE ENTERPRISES

Enterprises seek to advance their business by investing in mobility solutions that use existing infrastructures, optimize business processes, increase employee productivity, maintain corporate data security and deliver a clear return on investment. As a result, enterprises require a solution that provides:

     o MIDDLEWARE PLATFORM. Enterprises need a solution that enables corporate information and data to be accessed, viewed and updated by workers that are disconnected from the traditional wired corporate infrastructure. The solutions must support a constantly evolving and broad range of mobile devices and operating systems. Additionally, the solution needs to support the ability to access data from the multiple and often disparate information systems that comprise the enterprise's IT environment. The solution needs to support both the applications that enterprises have deployed today plus the applications they plan for the future.

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

MOBILE APPLICATION DEVELOPERS

Application developers seek to expand their business by developing and selling applications that will meet the demands of their customers. Increasingly their customers are requesting applications for the mobile workforce that improve workforce productivity and maintain data security. As a result, application developers require a solution that provides:

     o MIDDLEWARE PLATFORM. Application development organizations need a solution that enables them to broaden their product offering by mobilizing existing applications or developing new mobile applications that they market and sell to enterprises. The solutions need to support the current broad range of mobile devices and operating systems available in the marketplace plus evolve as new devices and operating system updates come to market. The solutions must also provide connectivity and the ability to extract information and data from the broad range enterprise application systems available in the marketplace.

     o MOBILE MANAGEMENT AND SECURITY. Application development organizations require a solution that assures their products can exchange data securely and that their products are able to manage and deploy mobile devices and applications.

     o DATABASE SYSTEM. Application development organizations often choose a database that is designed to achieve lowest total cost of ownership and is easy to manage across servers and mobile devices. Other important aspects include the speed and reliability of the database as well as the product's ability to scale and easily increase the number of client users.

MOBILE DEVICE MANUFACTURERS

Mobile device manufacturers include companies that develop and market equipment such as cellular phones, PDAs, converged devices, notebooks and even automobiles. Device manufacturers seek to accelerate their time-to-market and revenues with new mobile devices and applications that incorporate the latest technologies and standards. As a result, manufacturers require a solution that provides:

     o MOBILE STANDARDS. With short development cycles and a requirement to support a broad range of mobile standards, manufacturers look for solutions that support standards such as Bluetooth, IrDA and SyncML to reduce the complexity of their product releases.

     o MOBILE PROFILES. The value of mobile devices is through the exchange of information. Manufacturers want a solution that will communicate with other devices but also has the framework to exchange data with a wide range of applications.

     o GROUPWARE APPLICATIONS. One of the first types of applications deployed with mobile devices is exchange of contact, calendar and e-mail data from the phone, PDA or converged device to a computer. Device manufacturers often choose to bundle software that allows the mobile devices to exchange this data with desktop and laptop PCs, enterprise servers or the head unit of an automobile.

OUR SOLUTION
------------

We design, develop, sell and support mobile software that accelerates development and deployment of solutions for corporate enterprises, application developers and device manufacturers. We have designed our products to:

     o ENABLE MOBILE DATA MANAGEMENT. Our products enable enterprises, developers and device manufacturers to access, synchronize and manage information between mobile devices and computers, either directly to the desktop or through enterprise networks. Using our products, enterprises can connect their users wirelessly to a wide range of devices and manage information between their mobile device application servers such as enterprise messaging, including Microsoft Exchange and IBM Lotus Domino; enterprise applications such as customer resource management (CRM) and enterprise resource management (ERP), including Siebel and SAP; or enterprise databases via JDBC, XML data sources and ODBC database connectors.

     o INCREASE PRODUCTIVITY AND USABILITY OF MOBILE DEVICES. Our mobility products and services improve the management of information and applications and provide convenient, wireless connectivity. These products enable users to share data between their mobile devices on demand, accessing information over the wireless Internet to enterprise applications and database servers. We believe our products help mobile users, developers and enterprises increase their productivity by using mobile devices for a variety of new tasks.

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

Our solutions for enterprise, developer and device manufacturers include:

ENTERPRISE MOBILITY SOLUTIONS

Our OneBridge family of products includes our OneBridge Mobile Platform, which provides the foundation upon which enterprise applications can be extended to mobile workers. Increasing the productivity of mobile workers through mobile applications requires a dependable architecture that ensures high availability of the application and data even when the wireless networks are not available. The OneBridge platform delivers high availability mobile business solution based on an open architecture model, which allows enterprises to optimize their solutions over the current heterogeneous environment of devices and networks. The product is offered in two components--mobile platform and enterprise applications. The platform provides the foundation for support for a wide range of mobile devices, communication for both wired and wireless environments, authentication of users, enhanced device security features, encryption of data, software deployment, reporting tools and device management. Our enterprise applications provide a suite of pre-built applications that extends existing enterprise systems to mobile devices such as groupware applications, sales force automation (SFA), CRM and ERP applications.

OneBridge Mobile Platform
-------------------------

     o ONEBRIDGE MOBILE DATA SUITE gives enterprises the power to extend enterprise applications to mobile workers. Our platform supports mobile operating systems such as Microsoft Windows Mobile Pocket PC, Microsoft Windows Mobile Smartphone, Microsoft Windows, Palm OS, Symbian and browser-enabled mobile phones. It provides a comprehensive set of mobility engines for pushing data, synchronizing data, accessing data in real-time and creating transaction extensions to enterprise applications. It also addresses issues such as encryption, authenticated access, configuration and deployment of mobile devices. Built on industry standard technologies like WAP, XML, LDAP, Web Services and SyncML, it provides the capability to connect enterprise applications to mobile applications. OneBridge Mobile Data Suite also offers advanced adapters into various enterprise servers such as Microsoft Exchange, IBM Lotus Notes, Siebel, SAP, TIBCO, Microsoft SQL Server, Oracle Database Server and others, allowing existing systems to be extended to a mobile world.

     o ONEBRIDGE MOBILE SECURE enables enterprises to extend an organization's security, data management, and access management standards and policies to mobile devices. It allows administrators to manage mobile users, mobile devices and mobile data whether the device is connected, periodically connected or disconnected from the enterprise. It also includes the ability to encrypt data on mobile devices to provide a further depth of security.

OneBridge Mobile Applications
-----------------------------

     o ONEBRIDGE MOBILE GROUPWARE delivers e-mail and PIM (calendar, contacts and tasks) data to mobile workers when and where they need it regardless of the device used, the connection method or the enterprise groupware application. OneBridge Mobile Groupware provides users the option to proactively "push" data to their device, access information online in real-time or synchronize data for use offline. OneBridge Mobile Groupware supports both Lotus Domino and Microsoft Exchange servers and Novell GroupWise through a third party partner, Messaging Architects.

     o ONEBRIDGE MOBILE FIELD SERVICE is a series of templates customers can leverage to build a customized mobile solution that integrates with their existing field service processes. It gives field technicians the ability to manage work orders, schedule appointments, prepare for service calls en route, retrieve and update spare parts inventories, and gather customer information and electronic signatures.

     o XTNDCONNECT PC is a flexible desktop-based solution that enables enterprise mobile users to synchronize and manage contacts, calendars, tasks, e-mail and notes between their mobile device and popular personal computer applications such as Microsoft Outlook, Microsoft Outlook Express, Novell GroupWise and IBM Lotus Notes.

ENTERPRISE DATABASE SOLUTIONS

We provide in-house developers, commercial application software developers and value added resellers with a relational database management solution (RDBMS). We offer a complete, high performance client/server data management system for stand-alone, networked, Internet and mobile database applications. Our product offering allows developers the flexibility to combine powerful SQL statements and relational data access methods with the performance and control of navigational commands. It provides native development interfaces designed to leverage existing knowledge of popular development environments. Using optimized data access, it provides security, stability and data integrity with no administration. Our enterprise database solutions offer application developers a product that can meet their demands for proven reliability, performance and functionality, as well as a cost-effective solution for virtually any application development environment.

     o ADVANTAGE DATABASE SERVER is a scalable, client/server relational database management system for networked, stand-alone, mobile and Internet database applications. It allows developers to combine powerful SQL statements and relational data access methods with the performance and control of navigational commands and is designed to deliver a low total cost of ownership with no administration, making it ideally suited for business environments without database administrators. Advantage allows commercial application developers the ability to create scalable, reliable and secure applications without encumbering their end-users with expensive licensing fees, burdensome management requirements or expensive long-term cost-of-ownership obligations.

     o ADVANTAGE LOCAL SERVER provides Advantage Windows and Linux applications access to data files located locally, in shared environments and in peer-to-peer environments. The Advantage Local Server is a non-client/server solution and can be used to access data on computers that are not running the Advantage Database Server. The Advantage Local Server is a dynamic linked library for Windows and a shared object for Linux. Advantage Local Server resides on the client machine and is called directly, instead of sending requests to a remote Advantage Database Server. Applications enabled to use the Advantage Local Server can automatically scale to use the Advantage Database Server with no source code changes.

     o ADVANTAGE REPLICATION allows Advantage Database Server customers to maintain identical database information at distributed locations. Advantage Replication is available via our OneBridge Mobile Data Suite. Replication allows for the synchronization of data and/or subsets of data in a database across one or more systems. Using replication, a consistent view of a database can be maintained. OneBridge allows for scheduled replication of an Advantage database from a corporate server to branch servers, as well as replication from an Advantage server to a desktop, laptop or mobile device.

     o ADVANTAGE CLIENT PRODUCTS AND DEVELOPMENT TOOLS provide native connections to the Advantage Database Server and Advantage Local Server, thereby providing a seamless integration into existing applications and allowing replacement of existing database drivers with fully compatible Advantage drivers. Advantage clients provide optimized data access for all development environments and are designed to speed the development of Advantage-enabled applications.

MOBILE DEVICE SOLUTIONS

Our mobile embedded products help manufacturers streamline the development process and rapidly integrate short-range wireless connectivity and synchronization into converged mobile devices, mobile phones, PDAs, Microsoft notebook PCs and other mobile devices. Our products permit device manufacturers to wirelessly connect and exchange data using either Bluetooth short-range radio frequency or IrDA (Infrared Data Association) infrared technology, thereby creating easy-to-use wireless connections. We have developed a complete suite of embedded software development kits (SDKs) for use by device manufacturers including handset and PDA manufacturers, original equipment manufacturers (OEM), original design manufacturers (ODM) and contract electronics manufacturers
(CEM).

     o XTNDACCESS BLUE SDK provides an efficient way to add reliable Bluetooth radio communications and mobile profiles to embedded devices. This software development kit is on the Bluetooth Special Interest Group (SIG) Qualified Product List and includes certified mobile profiles for Generic Access, Service Discovery, Serial Port, FAX, Dial-up Networking and Generic Object Exchange. Additional profile support is also available.

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

     o XTNDAccess IrDA Test Suite is a complete financial messaging and object exchange (OBEX) application test tool and provides a set of customizable tests that enable developers to quickly and easily test their IrFM, POS and PTD devices as well as OBEX-based mobile communications applications. The test suite reduces the cost and time needed to develop, test and debug IrDA, IrFM and OBEX-based products.

     o XTNDACCESS DATA SYNC CLIENT SDK is a client toolkit that enables developers to implement the Open Mobile Alliance data synchronization protocol specification for a wide range of embedded devices. Designed for client devices such as cell phones, smart phones and PDAs, the kit provides a complete set of tools including portable source code, easy-to-use APIs and comprehensive documentation.

     o XTNDACCESS DEVICE MANAGEMENT CLIENT SDK is a client toolkit that enables developers to implement the Open Mobile Alliance device management protocol specification for a wide range of embedded devices. Designed for client devices such as cell phones and smart phones, the kit provides a complete set of tools including portable source code, easy-to-use APIs and comprehensive documentation.

     o XTNDCONNECT PC provides device manufacturers with a desktop PC synchronization solution that manages contacts, calendars, tasks, e-mail and notes between their mobile device and popular personal computer applications such as Microsoft Outlook, Microsoft Outlook Express, Novell GroupWise and Lotus Notes. It is bundled with devices and supports 26 languages.

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

Enterprise Mobility Solutions
-----------------------------

Our mobile groupware, other mobile application and platform solutions compete primarily with products offered by Dexterra, Everypath, Good Technology, iAnywhere (a division of Sybase), IBM, Intellisync, Microsoft, RIM and SAP. We also compete with numerous smaller companies with customized product offerings that focus on a particular vertical mobile application. We believe that the primary competitive factors for these products are:

     o ability to support a broad range of mobile device platforms and multiple modes of synchronization such as push and browse;
     o ability to combine groupware, device management, security and mobile applications in a single platform;
     o ability to support Microsoft Exchange, IBM Lotus Notes and Novell GroupWise environments;
     o    speed and security of synchronization; and
     o ability to quickly and easily extend enterprise platforms, such as SAP, Siebel, Oracle and DB2data, and enterprise applications to mobile devices.

Enterprise Database Solutions
-----------------------------

Our client/server database products compete primarily with products offered by Microsoft, through its SQL Server product, Interbase, Pervasive Software, Oracle, through its Oracle Lite server product, Firebird and MySQL. We believe that our primary competitive factors for these products are:

     o    existing brand awareness and market share;
     o    ease of integration into developers' applications;
     o    the total cost of ownership;
     o    ease of use without a database administrator; and
     o    speed and reliability.

Mobile Device Solutions
-----------------------

Our short-range wireless connectivity product solutions and embedded desktop synchronization products compete primarily with in-house development, open source solutions and products offered by IVT Corporation, Open Interface, Agilent, Intellisync, Embednet, CSR, Broadcom, Stonestreet One, and Telica. We believe that the primary competitive factors for these products are:

     o ability to support a broad range of user profiles and mobile device platforms;
     o    interoperability between mobile devices;
     o    easy porting to any device platform; and
     o    on-going support for the latest industry specifications.

We believe our solutions are differentiated from our competitors. Some of our competitors, particularly platform providers, generate a substantial amount of their sales from non-mobile solutions. Due to their less dedicated focus on the mobility market, the solution offerings of these competitors meet a narrower range of customer mobility needs. For example, these competitors focus on a more limited set of mobile devices or enterprise application solutions. We believe that our combined focus on 1) delivering mobile application solutions that address specific business requirements for our customers, 2) continuing our commitment to deliver a platform with open architecture, and 3) securing the support of a growing number of application vendors will continue to allow us to be successful. We have also established a large customer base that relies on our solutions to optimize their business processes and accelerate product development through our mobility solutions. In addition, the mobility market is relatively new and is characterized by frequent product introductions and new technology standards that require a research and development and marketing organization that can adapt and deliver solutions that meet customer needs. We believe our focus on mobile solutions, our existing customer base and our flexibility to adapt to the evolving market differentiates our products in the marketplace.

PRODUCT DEVELOPMENT/RESEARCH AND DEVELOPMENT
--------------------------------------------

Without regard to the proposed acquisition of us by Sybase, our product development objectives are to:

     o develop the infrastructure and applications to provide solutions for mobilizing and provisioning back-end enterprise systems;
     o provide customers solutions of high quality, robust functionality and low overall total cost of ownership; and
     o use industry and technology standards, where appropriate, across the broadest array of enterprise devices, applications and databases.

Our product development staff is organized into teams consisting of software engineers, software quality assurance engineers, technical writers, project leads and product managers. Working closely with our customers, analysts, and sales and marketing consultants, we determine product functionality based upon market requirements. We also factor in user feedback, which we obtain from our customers and partners, sales force, technical support and professional services groups. In addition, we strive to incorporate standard technologies where possible to minimize research and development costs and ensure interoperability with other business solutions employed by our customers.

In July 2004, we released OneBridge Mobile Secure, an enterprise security component for the OneBridge Mobile Platform that provides "on device" encryption capabilities and enables IT to extend and enforce corporate security policies to virtually any mobile device including PDAs, smartphones, laptops and tablet PCs.

In August 2004, we released version 4.2 of the OneBridge Mobile Platform. Notable new features included increased synchronization performance to support enterprise-wide mobile application deployments, enhanced administrative monitoring and control, mobile Web Services capabilities, and expanded device support that brought the number of supported devices to 70 across the Symbian, Palm, and Microsoft Windows Mobile platforms.

In November 2004, we announced a new module for the OneBridge Mobile Platform which extends business-critical enterprise applications to Java-based BlackBerry Wireless Handhelds(TM) via the Mobile Data Service feature of BlackBerry Enterprise Server(TM). OneBridge's support for Java-based BlackBerry(R) devices means that BlackBerry users will be able to access OneBridge Mobile Solutions' range of wireless business applications.

In December 2004, we released a service pack for OneBridge Mobile Groupware that provided expanded device support for new certified mobile devices including the Nokia 9500 Communicator, Sony Ericsson P910, Sprint Harrier (HTC Blue Angel), and the Treo 650 smartphone by Palm. As opposed to spot testing devices on reference platforms, OneBridge certification provides in-depth testing of device functionality across carriers, regions, and languages. This release extended our certification to more than 85 devices across the Symbian, Palm OS, and Microsoft Windows Mobile platforms.

Also, in December 2004, we released XTNDAccess Device Management SDK, a full-featured toolkit that enables manufacturers to embed industry-standard device management client protocols into cell phones. As part of an overall device management strategy, XTNDAccess Device Management SDK enables carriers to perform firmware patch upgrades by taking remote control of a device, eliminating the need for end users to perform these upgrades and drastically reducing carrier support costs. The technology also facilitates the transfer of other mobile device applications over-the-air (OTA), providing carriers with another avenue of potential revenue stream.

In March 2005, we launched a Japanese Language Pack for OneBridge Real Time server. The OneBridge Real Time server provides remote and mobile workers browser-based access to e-mail, calendar, contacts and task data from any Internet-enabled location via a thin-client device, such as a mobile phone, laptop, remote PC, airport or hotel kiosk or WebTV. The Real Time server supports more than 40 different device Web browsers, including those commonly used by i-Mode, EZ Web, and Vodafone Live for mobile phone Web browsing in Japan, as well as an array of devices not typically supported by other solutions. The Japanese version runs all real-time applications, menus and messages in the local language. OneBridge Real Time server supports Microsoft Exchange and Lotus Notes groupware applications. Security features integrate with existing enterprise infrastructures, ensuring enterprise data remains protected and secure. The server-based approach means IT administrators maintain control with the same level of security and application maintenance as they offer their desktop users.

In June 2005, we announced the availability of enhanced developer tools for our OneBridge Mobile Platform. OneBridge Mobile Platform version 4.5 enables developers to easily retrofit existing applications with push capabilities. With no re-architecting for legacy applications necessary, OneBridge can detect database changes and push them to a mobile device in the field in real time. This enhancement enables developers and independent software vendors to quickly and easily build solutions that bring enterprise information to mobile workers, while significantly reducing development time. Utilizing the new OneBridge Mobile Application Acceleration Toolkit (OMAAT), version 4.5 also enables developers creating mobile solutions in .NET or J2ME environments to embed our synchronization, web services and push engine technologies into their application, eliminating the need for separate components on the client. This reduces client footprint requirements and makes these processes invisible to the end user, resulting in a more streamlined user experience.

In September 2005, we released OneBridge Mobile Secure version 2.0. An add-on software module to the OneBridge Mobile Platform, OneBridge Mobile Secure 2.0 provides IT administrators with control over mobile devices and the information they carry. OneBridge Mobile Secure 2.0 allows an organization to extend and enforce security policies to myriad mobile devices currently located outside the confines of the corporate firewall.

Also in September 2005, we released XTNDAccess Blue Software Development Kit
(SDK) for Linux, which is the latest release in our line of Bluetooth protocol stack and profile technologies. XTNDAccess Blue SDK for Linux enables developers to easily implement Bluetooth capabilities on devices using a Linux operating system.

We maintain global development operations and have development centers in Boise, Idaho; Toronto, Canada and Bristol, UK. We also have smaller development teams in Corvallis, Oregon and American Fork, Utah.

MARKETING, SALES AND DISTRIBUTION
---------------------------------

We market and sell our mobility products and professional services directly to enterprise customers and OEMs. We also market and sell our products through indirect sales channels, including value-added resellers ("VARs"), distributors and systems integrators ("SIs"). Our enterprise customers include Global 2000 companies as well as small to medium-sized businesses, primarily in Europe and the Americas. In the event the proposed acquisition of us by Sybase does not occur, we plan to grow our market presence in Asia and the Pacific Rim by expanding the number of VAR's, partners and other distributors with customers and relationships in this geography. Additionally we sell to several of the world's largest mobile phone and wireless semiconductor companies who embed our technology into their products.

We market and license our device manufacturer products to our OEM or ODM customers through our global network of VARs and distributors. We support these resellers and also sell some products directly, with our team of sales and technical professionals located in North America. We have entered into strategic relationships with many of the world's largest telematics suppliers, mobile phone manufacturers and component suppliers for sales of our mobile device manufacturer products. Our OEM and ODM customers integrate our software into their products, bundle our products with their products, and some endorse our products in the marketplace. We have relationships with Bluetooth chipset suppliers, such as Texas Instruments and ST Microelectronics, which can provide our software with their hardware components directly to their customers, and in some cases, their customers will also enter into a source code license directly with us. Mobile device manufacturers incorporating our products include Siemens, Motorola, LG Electronics, Palm, Hewlett-Packard and Visteon. We work directly with OEMs and ODMs to identify the requirements of new products in the design phase for later market launch. We develop a proposal to address the customers' technical and business requirements and typically confirm our products will meet the technical specifications before the sales transaction is completed. The sales cycle to achieve a customer design win for these products ranges from one to nine months based on the customer's time to market requirements. Once a design win has been achieved, the products containing our software products can take from one to 12 or more months to reach the intended customer market.

We market our enterprise mobility and enterprise database products through both our direct sales representatives and through a sales channel comprised of VARs, distributors, systems integrators and other resellers and commercial application developers. In North America we market and license our enterprise mobility solutions primarily through our direct sales organization although we are building our indirect sales channels to reach additional customers in North America. Our North American sales representatives and technical pre-sales staff are located in sales territories throughout the United States and Canada. In the EMEA region (Europe, Middle East and Africa), we market and license our products through both our direct sales force and through channel partners. We also have sales representatives based at our corporate headquarters that support our resellers and work to expand the number of resellers in the Pacific Rim, Asia and Latin America.

In the event the proposed acquisition of us by Sybase does not occur, a component of our plan is to grow our market presence through expanding our value added indirect channels including:

APPLICATION DEVELOPERS

We market our enterprise mobility products and enterprise database solutions to commercial application developers. In the event the proposed acquisition of us by Sybase does not occur, our growth plans include broadening the portfolio of available applications that include our mobile platform and database software. This entails developing new relationships with many of the leading application developers across a range of vertical markets for both large and mid-tier enterprises, including healthcare, manufacturing, financial services and the public sector. These well-established application partners bring both domain expertise and large installed customer bases, providing a ready market in which to adopt mobile solutions. These leading application vendors have back-end applications that comprise a part of the existing legacy application infrastructure for enterprises in their target markets, and are in the best position to extend these applications into the mobile environment. By embedding our mobile platform into their applications, these partners generate sales and distribute our products as an integral part of their mobile solution.

SYSTEM INTEGRATORS AND MANAGED SERVICES PROVIDERS

Another channel to market for our mobile software products is through SIs that have professional services capabilities and in-depth knowledge of customers' legacy environments that enable them to build custom applications according to specific customer requirements. We have worked together with some of the world's largest systems integrators that have used our products to build mobile applications for their customers. Some of our systems integrator relationships include T-Systems, Software AG, Hewlett Packard, Electronic Data Systems (EDS), and Computer Sciences Corporation (CSC) and we are working to increase these and other SIs use of our products. Most systems integration partners are authorized resellers of our products and some like EDS and CSC use our products to deliver managed services.

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

We are committed to have our sales and technical support personnel located close to our customer locations. As of June 30, 2005, we maintain sales and technical support offices primarily in Boise, Idaho; Bristol, UK and Herrenberg, Germany. We also maintain smaller regional sales and support offices in Paris, France; San Diego, California; Corvallis, Oregon; American Fork, Utah and s'-Hertogenbosch, Netherlands.

SERVICE AND SUPPORT
-------------------

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

     o PROJECT IMPLEMENTATIONS. Our professional services consultants individually, or as members of our project teams, implement and assist in the configuration of our solutions to accelerate the project deployment schedule and ensure a successful implementation process. Such activities include the design, configuration and testing of our deliverables as well as training and supporting the customer organization during the rollout and when the applications go live. The implementation activities also include the development and configuration of interfaces to other enterprise solutions - either commercial or in-house legacy systems - as needed based on the project.

     o BUSINESS ANALYSIS. We offer consulting services targeted at assisting our customers and implementation partners to deliver a working solution. This includes consulting to determine strategies to mobilize applications and to develop estimates for the return on investment for these mobile deployments.

     o CUSTOM MOBILE APPLICATION DEVELOPMENT. We have developed and implemented successful mobile applications at enterprises in the financial services, telecommunications, pharmaceuticals, retail services, transportation and logistics, field service and utilities, public sector and education, manufacturing, life sciences and healthcare and other industries. We use a simple and standardized methodology when developing and implementing customized mobile solutions, based on the following five-step process:

          o Discover the need for a mobile solution which incorporates business analysis and strategy consulting.
          o Define the customer's business objectives and the benefits of mobile technology to the customer's organization, including the project scope definition, return on investment justifications and business case formulation.
          o Design the best mobile solution for the customer's users and their needs.
          o    Develop a mobile solution using our mobile development tools.
          o    Deploy the solution to the customer's mobile users.

TECHNICAL SUPPORT

Commitment to customer service and technical support is an essential component of our ability to provide high levels of customer satisfaction and help us to make our business a success. Our technical support teams interact regularly with customers' network administrators and application developers and respond to their needs. In the process of supporting our existing customers, our team is also able to identify requirements for future products or product enhancements.

We offer a wide range of customer support services including multiple support programs tailored to meet the needs of our customers. We also provide access to a web site that allows our customers and partners to access information and a wide range of support tools such as our on-line knowledge base, FAQs and technical notes. These support services include a technical support hotline to provide telephone support to our customers through a toll-free number. In addition to our internal support, our independent distributors and resellers provide service and support to certain customers.

OUR CUSTOMERS
-------------

We have licensed our software products to over 2500 enterprise customers and 1500 independent software developers. We sell our products to enterprises both directly and through a variety of channel partners including VARs, distributors and other channel partners. We also sell to application developers and device manufacturers. We have a worldwide customer base and key relationships with CSC, EDS, Hewlett Packard, Microsoft, Motorola, Palm, PalmSource, Siemens, Software AG, Symbian and Toshiba. By giving mobile workers real-time access to business critical information, we have helped companies like FedEx, Janssen-Cilag, Otis Elevator and 20th Century Fox improve operating efficiencies and increase customer satisfaction.

INTELLECTUAL PROPERTY
---------------------

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

We own 28 registered trademarks. We cannot provide assurance that any of our current or future trademark applications will be approved. Even if these applications are approved, any trademarks may be successfully challenged by others or invalidated. There may be third parties using names similar to ours of which we are unaware. If our trademark applications are not approved or if our trademarks are invalidated because of prior third-party registrations, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all.

We have been issued 12 patents; all of which expire beginning in 2010. We also have 11 patent applications pending. We cannot provide assurance that any of our current or future patent applications will be granted. Any of our patents may be challenged, invalidated or circumvented and the rights granted under any of our patents may not provide competitive advantages to us. If a blocking patent is issued in the future to a third party, and we are not able to distinguish our technologies, processes or methods from those covered under the patent, we may need to either obtain a license or develop non-infringing technologies, processes or methods with respect to that patent. We may not be able to obtain a license on commercially reasonable terms, if at all, or design around the patent, which could impair our ability to sell our products. Any proprietary rights with respect to our technologies may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Other persons may claim that our technologies, processes or methods infringe their patents. These claims may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from selling some of our products, which would substantially harm our business.

EMPLOYEES
---------

As of June 30, 2005 we had 196 employees worldwide. None of our employees is represented by a labor union or is subject to a collective bargaining agreement with respect to his or her employment with us. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

Our executive officers and their ages as of September 15, 2005 are as follows:

NAME                          AGE   POSITION
----------------------------  ---   --------------------------------------------

Charles W. Jepson...........  59    Chief.Executive Officer and President
Valerie A. Heusinkveld......  46    Vice President of Finance, Chief Financial
                                      Officer and Corporate Secretary
Neal J. Benz................  53    Vice President of Research and Development
Nigel S. Doust..............  49    Vice President of Worldwide Mobility
Gregory T. Pappas...........  43    Vice President of Human Resources
Nathan L. Pendleton.........  43    Vice President of Mobile Device Solutions
Mark A. Willnerd............  40    Vice President of Business Development

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

VALERIE A. HEUSINKVELD was appointed Chief Financial Officer, Vice President of Finance and Corporate Secretary in November 2003. Prior to joining us, Ms. Heusinkveld was an independent consultant to early stage companies. Before its sale to Cyprus Semiconductor, she served as Chief Financial Officer at In-System Design, Inc., a fabless semiconductor company, from October 2000 until January 2002. From 1989 to 2000, Ms. Heusinkveld held senior management positions at TJ International, Inc., where she was the Chief Financial Officer from December 1992 until the sale of the company to Weyerhaeuser Company in 2000.

NEAL J. BENZ was appointed Vice President of Research and Development in October 2004. Prior to joining us, Mr. Benz was the Vice President of Engineering at BenefitPoint, a web-based platform for CRM and procurement of employee benefits, from January

2004 to June 2004 and the Chief Technology Officer of Prelytic Software Systems, a predictive analytics company from May 2003 to January 2004. From May 1997 to November 2002, Mr. Benz served as Vice President of Foundation Engineering and Director of Consulting Services at Chordiant Software, Inc. Prior to Chordiant, Mr. Benz served in management, technical, and professional services positions at
J. Frank Consulting, Lexis Nexis and Watkins Johnson Co.

NIGEL S. DOUST was appointed Vice President Worldwide Mobility in February 2005. Mr. Doust joined us in April 2003 as Vice President of EMEA. Prior to joining us, Mr. Doust served as Vice President, International for Diligent Software Systems, a provider of e-procurement software from September 2001 to January 2003. Prior to his tenure with Diligent, he was the Vice President EMEA from August 1999 to August 2001 and Customer Services Director from December 1998 to July 1999 at eGain Communications. From December 1988 to December 1998, he served as Divisional Manager, Business Group Manager, and Technical Manager at Tangent International, a system integrator.

GREGORY T. PAPPAS was appointed Vice President of Human Resources in July 2004. Prior to joining us, Mr. Pappas served as Vice President of Human Resources and Administration for GlobalEnglish Corporation from 2000 to 2004. From 1998 to 2000, he was Vice President of Human Resources and Administration for Inference Corporation. From 1996 to 1998 Mr. Pappas was the Sr. Director of Human Resources for Chordiant Software, Inc. and from 1993 to 1996, he held the position of Human Resources Manager for Apple Computer, Inc.

NATHAN L. PENDLETON was appointed Vice President of Mobile Device Solutions in February 2005. From August 1997 to February 2000, Mr. Pendleton held the positions of Business Unit Manager for our short range wireless hardware and software group and President and Vice President of Sales of Counterpoint Systems Foundry before it became one of our wholly owned subsidiaries. Prior to rejoining us, Mr. Pendleton served as Vice President of Business Development for AirZip, Inc. a file encryption software company, from June 2003 to January 2005. From June 2001 to May 2003 he founded and was the president of Aztec Wireless Technologies, a wireless software company, and from March 2000 to March 2001 he was the Vice President of Sales at a cellular phone software maker, Pixo Incorporated. Prior to Pixo, Mr. Pendleton worked for Wind River Systems from February 1993 to May 1997 in various marketing management roles.

MARK A. WILLNERD was appointed Vice President of Business Development in September 2002. Mr. Willnerd joined us in July 1989 and has held numerous positions, including Business Development Director and Alliance and Product Manager for our products.

ITEM 2. PROPERTIES.

Our corporate headquarters facility is located in Boise, Idaho where we conduct research and development, marketing and sales, customer support, professional services and administration activities. We currently lease our headquarters facility pursuant to a sale-and-leaseback agreement that we entered into in September 2003. Of the approximately 100,000 square foot facility that we lease, approximately 52,000 square feet is unused space that we sublease to third parties or have available for lease. We also lease sales, support, professional services and development offices throughout the United States, Canada and Europe. These leases expire at varying dates through 2014 and some include renewals at our option. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

AppForge, Inc.
--------------

On June 29, 2004 AppForge, Inc. ("AppForge") filed a complaint against us in the United States District Court for the District of Delaware (the "Court"). An amended complaint was filed on August 12, 2004 joining Extended Systems of Idaho, Inc. ("ESI-Idaho") and four of our European subsidiaries. ESI-Idaho and AppForge had entered into a reseller agreement and incorporation license agreement related to certain AppForge software. AppForge alleges that we have used AppForge's technology, copyrighted material, and trademarks in a manner not authorized by the parties' agreements. We believe that our use and distribution of our products that interface with AppForge's software, copyrighted material, and trademarks has been within the scope of the parties' agreements.

We filed a motion with the Court seeking to compel arbitration and to dismiss or stay the case pending the outcome of arbitration. On March 28, 2005 the Court ordered the parties to arbitrate, stayed the case pending arbitration, and ordered that our four European subsidiaries be bound by any factual adjudications in the arbitration. ESI-Idaho had filed a demand for arbitration with the American Arbitration Association seeking a declaration of the parties' respective rights and obligations. AppForge has filed counterclaims reasserting the charges first made in its court complaint and also asserting breach of contract. The hearing in the arbitration commenced in late September 2005, but no order has yet been issued by the arbitrators. We believe that we have meritorious defenses against AppForge's counterclaims, and we will continue to vigorously defend against them.

Agilent Technologies Singapore Pte., Ltd. and Samsung Electronics Co., Ltd.
---------------------------------------------------------------------------

On December 2, 2004, ESI-Idaho, one of our wholly owned subsidiaries, filed a complaint in the United States District Court for the District of Idaho against Agilent Technologies Singapore Pte., Ltd. ("Agilent") for failure to pay royalties due under a license agreement and for contributing to infringement of ESI-Idaho's registered copyrights in ESI-Idaho's IrDA software. Subsequently, based on factual representations from Agilent concerning the alleged conduct of Samsung Electronics Co., Ltd. ("Samsung"), on February 3, 2005, ESI-Idaho filed an Amended Complaint joining Samsung, Samsung Electronics America, Inc. and Samsung Telecommunication America, L.P. (collectively, the "Samsung Defendants") on copyright infringement claims alleging, based on Agilent's representations, that the Samsung Defendants have infringed certain of ESI-Idaho's registered copyrights in IrDA software by knowingly copying the software into Samsung phones with non-royalty bearing Agilent transceivers and importing and selling those cell phones in the United States without the permission of ESI-Idaho.

The claims in the lawsuit related to a business arrangement entered into by ESI-Idaho with Agilent and Samsung in 2002 whereby Agilent agreed to sell certain royalty-bearing transceivers to Samsung for use by Samsung with our ESI-Idaho software in Samsung cell phones. Agilent agreed to pay ESI-Idaho royalties based on Samsung's use of the ESI-Idaho software with royalty-bearing Agilent transceivers and Samsung was licensed to use ESI-Idaho software only with Agilent royalty-bearing transceivers. ESI-Idaho alleged that Samsung knowingly used ESI-Idaho software with non-royalty bearing Agilent transceivers outside the scope of its license from ESI-Idaho and that Agilent aided and abetted Samsung's conduct and has failed and refused to pay royalties to ESI-Idaho for Samsung's use of ESI-Idaho software with Agilent transceivers.

ESI-Idaho sought payments in accordance with the agreed contractual royalty rates for all uncompensated use of its software by Samsung and sought a full accounting from Agilent and Samsung as to the number of Agilent transceivers shipped to Samsung that were compatible with ESI-Idaho software and as to the number of Samsung cell phones in which ESI-Idaho software has been copied.

ESI-Idaho also filed a motion for preliminary injunction asking the Court to restrain Agilent from shipping transceivers to Samsung for use with ESI-Idaho software without payment of agreed royalties and to restrain Samsung from selling or importing in the United States any cell phones incorporating unauthorized copies of ESI-Idaho software.

Shortly after joining Samsung as a party to the lawsuit, the parties entered into a Standstill Agreement, which has subsequently been amended, under which ESI-Idaho agreed to temporarily set over the scheduled hearing on its preliminary injunction. Under the Standstill Agreement, ESI-Idaho was paid $1.5 million toward ESI-Idaho's claims against Agilent and Samsung. Shortly prior to the expiration of the Standstill Agreement, as amended, the parties entered into a Binding Memorandum of Understanding (the "Resolution Agreement"), effective April 27, 2005 that resolved the lawsuit. Under the terms of the Resolution Agreement, ESI-Idaho entered into a royalty-bearing license with Samsung for Samsung's future use of ESI-Idaho's IrDA software. ESI-Idaho also granted Samsung an option to purchase for a lump sum a two-year license to use ESI-Idaho's IrDA software and its XTNDConnect PC software in Samsung cell phones. At the conclusion of the two-year paid up licenses, Samsung would have the option to continue to license the software at royalty rates not greater than those set out in the Resolution Agreement. On May 6, 2005, Samsung notified ESI-Idaho that Samsung would not exercise its option for the two year license. In addition to the $1.5 million received by ESI-Idaho under the Standstill Agreement in March and April 2005, the Resolution Agreement provides for additional payments. Samsung and Agilent paid ESI-Idaho $1.25 million and $2.0 million in May 2005 and August 2005, respectively, and a final payment of $1.0 million is due in December 2005.

We are also, from time to time, a party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq National Market under the symbol "XTND". The following table sets forth the high and low closing sales prices of our common stock in each of our last eight fiscal quarters:

                                                               HIGH       LOW
                                                             ------------------
FISCAL YEAR 2005
         Fourth Quarter, ended June 30, 2005.............    $  5.15    $  2.90
         Third Quarter, ended March 31, 2005.............       4.98       2.30
         Second Quarter, ended December 31, 2004.........       3.10       1.99
         First Quarter, ended September 30, 2004.........       5.03       2.38
FISCAL YEAR 2004
         Fourth Quarter, ended June 30, 2004.............    $  7.15    $  4.81
         Third Quarter, ended March 31, 2004.............       6.58       4.35
         Second Quarter, ended December 31, 2003.........       4.88       3.70
         First Quarter, ended September 30, 2003.........       5.50       3.50

On September 23, 2005, the last reported per share sale price of our common stock on the Nasdaq National Market was $4.39 per share. The market for our common stock is highly volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors That May Affect Future Results and Market Price of Stock."

According to the records of American Stock Transfer and Trust Company, our transfer agent, we had 279 stockholders of record as of September 23, 2005. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

We have not declared or paid any dividends on our common stock since September 1994. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

The information required by this item regarding our securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this annual report on Form 10-K.

We made no repurchase of any of our equity securities during our quarter ended June 30, 2005.

In December 2004, we determined that we had inadvertently failed to register or qualify under the federal securities laws or the securities laws of certain states the public sale of approximately 893,811 shares of our common stock pursuant to our Employee Stock Purchase Plan ("ESPP"). The shares were sold to employees at a per share price equal to 85% of the lesser of the fair market value per share of the common stock on the start date of the offering period under the ESPP or on the purchase date, for aggregate cash consideration of approximately $2.0 million. We filed a registration statement on Form S-8 in April 1998 for the registration of the initial 700,000 shares authorized under the ESPP. However, we subsequently added an aggregate of 1,315,621 additional shares of our common stock to the ESPP pursuant to the evergreen provisions of the ESPP but did not file a registration statement covering these additional shares. In December 2004, our board of directors terminated the ESPP and the last sales occurred under the ESPP in June 2004. As a consequence of the failure to register or qualify the sales of our common stock under the ESPP, certain ESPP participants may have had the right to rescind their purchases under the ESPP prior to June 2005 or may have the right to recover damages from us and others related to the unregistered or nonqualified sale of the ESPP shares. Governmental regulatory authorities may seek penalties or other sanctions against us with respect to the failure to register or qualify the ESPP sales or our failure to timely disclose such failure to register or qualify the ESPP shares.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following consolidated selected financial data in conjunction with our Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this Annual Report on Form 10-K. Amounts are in thousands, except per share amounts. As a result of discontinuing our infrared hardware business in the first quarter of fiscal 2003, selling our Singapore subsidiary in fiscal 2002 and selling certain assets and liabilities of our printing solutions segment in fiscal 2001, we accounted for the results of these operations as discontinued operations in accordance with Accounting Principles Bulletin No. 30 and Statement of Financial Accounting Standards No.
144. Amounts for all periods in this Annual Report on Form 10-K, including the financial statements and related notes, have been reclassified to reflect the discontinued operations.

                                                                                       FOR THE YEARS ENDED JUNE 30,
                                                                        --------------------------------------------------------
                                                                          2005        2004        2003        2002        2001
                                                                        --------    --------    --------    --------    --------
Net revenue .........................................................   $ 40,073    $ 32,186    $ 27,534    $ 22,275    $ 26,910
Gross margin ........................................................     35,343      27,745      23,203      19,722      19,634
Restructuring charges ...............................................         --       1,446         597         213       1,066
Patent litigation fees, license and settlement ......................         --       3,425       1,240          --          --
Income (loss) from operations .......................................      5,189      (3,798)     (4,368)     (9,316)    (19,514)(A)
Other income (expense), net .........................................       (341)      1,007 (B)     257          (4)        457
Interest expense ....................................................       (511)       (453)       (307)        (70)          1
Income (loss) before income taxes ...................................      4,337      (3,244)     (4,418)     (9,390)    (19,056)
Income tax provision (benefit) ......................................        379          94        (200)     (2,257)(C)   7,228 (D)
Income (loss) from continuing operations ............................      3,958      (3,338)     (4,218)     (7,133)    (26,284)
Income (loss) from discontinued operations and gain
    (loss) from sale of discontinued operations, (net) ..............         --          88         458         (57)      2,810
Net income (loss) ...................................................      3,958      (3,250)     (3,760)     (7,190)    (23,474)

Earnings (loss) per share from continuing operations:
    Basic ...........................................................   $   0.26    $  (0.23)   $  (0.31)   $  (0.64)   $  (2.48)
    Diluted .........................................................   $   0.25    $  (0.23)   $  (0.31)   $  (0.64)   $  (2.48)

Earnings (loss) per share from discontinued operations:
    Basic ...........................................................   $     --    $     --    $   0.03    $  (0.01)   $   0.26
    Diluted .........................................................   $     --    $     --    $   0.03    $  (0.01)   $   0.26

Earnings (loss) per share:
    Basic ...........................................................   $   0.26    $  (0.23)   $  (0.28)   $  (0.65)   $  (2.22)
    Diluted .........................................................   $   0.25    $  (0.23)   $  (0.28)   $  (0.65)   $  (2.22)

Shares used in computing basic and diluted earnings (loss) per share:
    Basic ...........................................................     15,313      14,370      13,376      11,048      10,587
    Diluted .........................................................     15,546      14,370      13,376      11,048      10,587



                                                                                             AS OF JUNE 30,
                                                                        --------------------------------------------------------
                                                                          2005        2004        2003        2002        2001
                                                                        --------    --------    --------    --------    --------

Cash and cash equivalents............................................   $ 13,617    $  7,225    $  3,502    $  5,349    $  6,585
Total assets.........................................................     39,986      33,356      29,091      20,371      28,143
Long-term debt and other long-term liabilities.......................      4,899       4,970         494          --          --
Total stockholders' equity...........................................     23,773      19,156      19,256      13,088      18,938

(A) Our loss from operations includes $1.4 million in charges associated with the terminated merger with Palm, Inc. included in general and administrative expenses.
(B) Other income (expense) includes $1.1 million of gain on the sale of excess land at our Boise, Idaho headquarters facility.
(C) Our income tax benefit from continuing operations of $2.3 million was partially offset by an income tax expense of $301,000 from discontinued operations. This net benefit of $1.8 million was primarily the result of a $1.6 million tax refund we received due to a net operating loss carryback resulting from a temporary increase in the carryback period as part of the Job Creation and Worker Assistance Act of 2002. The balance of the benefit relates primarily to a reserve that was reversed when we sold our Singapore subsidiary.
(D) Our income tax provision includes a $14.0 million valuation allowance recorded against our deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION
------------

We begin Management's Discussion and Analysis of Financial Condition and Results of Operation with an overview to give the reader our perspective on our results for fiscal 2005 and our general review of the current fiscal year. This is followed by a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for fiscal 2005 compared to fiscal 2004 and for fiscal 2004 compared to fiscal 2003. We then provide an analysis of our liquidity and capital resources.

This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). These statements are based upon current expectations that involve risks, uncertainties and assumptions, and we undertake no obligation to update the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements include words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," "outlook," "could," "estimate," "project," "forecast," or similar expressions that are intended to identify forward-looking statements.

Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operation --Factors That May Affect Future Results and Market Price of Stock and --Liquidity, Capital Resources and Financial Condition." The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. All yearly references are to our fiscal years ended June 30, 2005, 2004 and 2003, unless otherwise indicated. All tabular amounts are in thousands, except percentages.

OVERVIEW
--------

We entered into an agreement and plan of merger with Sybase and a wholly owned subsidiary of Sybase, dated as of July 28, 2005, pursuant to which we agreed to be acquired by Sybase in an all cash transaction for $4.460847 per share. Subject to approvals by our stockholders, receipt of various regulatory approvals and other specified closing conditions, we expect the consummation of the merger to occur during the fourth quarter of calendar 2005.

We are a provider of software and services that delivers solutions to help companies optimize their business processes and improve workforce productivity through mobilizing corporate applications and data. The users of our products include enterprise employees that complete their jobs or portions of their jobs outside of company-owned facilities where they have traditionally accessed, viewed and updated information through wired networks. Advancing the adoption of enterprise mobility solutions is the increased availability and capability of powerful mobile devices, such as PDAs, mobile phones and converged devices. Enterprises are increasingly realizing they can improve their competitiveness by mobilizing corporate information. We also provide software and expertise that enable our mobile device manufacturer customers to accelerate their product development cycles and enhance the functionality of new products they bring to market. The users of our device manufacturer products are companies that design and sell products that need wireless communication protocols, such as handset manufacturers and automotive telematics providers. As the supply chain for these products consolidates, our customer base is increasingly becoming the chipset manufacturers and original design manufacturers that supply these industries. Finally, we provide database software to customers that develop commercial applications, including mobile applications that need a reliable, stable and easy to administer database to support their application needs.

We believe a full understanding of our operating results for fiscal 2005 requires an understanding of how the mobility solutions market is evolving and how this evolution influences our financial performance. Although the mobility solutions market is still in the early phases of development, organizations are increasingly developing a mobile computing strategy as a part of their plans to increase productivity, improve competitiveness and enhance customer relationships. However, the decision to mobilize is being driven by group or division level executives who have the ability to make faster decisions on a mobile deployment project and accordingly, the projects are relatively small in size and are not being deployed on an organization-wide basis. Additionally, the tight oversight of capital spending continues to restrain spending on information technology infrastructure projects and has caused enterprises to focus spending on mobile technology investments that can achieve a 12 to 18 month payback. Many companies launch their mobile strategy with a mobile contacts, calendar, task and e-mail application. Our mobile solution that meets this need, OneBridge Mobile Groupware, comprises the dominant portion of our enterprise mobility software revenue. We have experienced increased competition and related pricing pressure for our Groupware products in the marketplace and we expect this trend to continue. Our plans to grow our enterprise mobility product revenue include an emphasis on increasing the number of seats deployed to our existing customer base, increasing the sales of our enhanced security product, OneBridge Mobile Secure, and increasing sales of enterprise mobile applications, such as OneBridge Mobile Field Service.

Device manufacturers are also evolving their products to address this growing enterprise mobility market. Notebooks, mobile phones and standard PDAs have been the dominant mobile infrastructure devices. However, as mobile device designers and marketers have launched campaigns to communicate the added value of smartphones and converged devices, adoption rates for these devices have increased. Additionally, other industries, such as automotive parts suppliers and medical device manufacturers, have included wireless communication functionality to enhance the capability of their products to meet customer needs. To address the growth in this market, the rapid product development cycle, and the demand for a robust feature set, device manufacturers have increasingly turned to third-party providers like us to provide the technology for short-range wireless connectivity products. During fiscal 2005, we experienced an increasing trend of chipset manufacturers and original design manufacturers choosing our software to meet their needs for their short-range wireless communication requirements.

We believe Europe has been the global leader in the deployment of wireless infrastructure. The coverage and data capacity of wireless networks developed more rapidly in Europe than in other global markets, and the market for mobility solutions has grown most rapidly in Europe. We have a long operating history in Europe with offices in four countries. We have gained market awareness in Europe and developed long-standing customer relationships. A significant portion of our revenue in fiscal 2005 was derived from European customers purchasing our enterprise mobility solutions and European device manufacturers introducing successful converged devices that contained our mobile device solutions products. Our revenue from our European customers that purchase our products in either British pound sterling or euros is affected by changes in the exchange rate between these currencies and the U.S. dollar. In fiscal 2005, the weakening of the U.S. dollar positively affected our reported revenue.

In 1993, we introduced our first enterprise database products. We continue to market and sell these products to commercial application developers and enterprises to support the data requirements of both mobile and traditional enterprise applications. Application developers that purchase our enterprise database products have required a solution that is stable, is priced competitively and does not require a significant amount of database administration support. We have developed an extensive network of resellers that market these products globally. Because these products do not require heavy research and development investment or significant sales and marketing support, they were an important source of positive cash flow for us in fiscal 2005.

In fiscal 2005 we directed our resources at achieving revenue growth by generating more sales of our solutions to enterprise customers and companies in the mobile device manufacturer supply chain. We believe enterprise customers will continue investing first in mobile mail and messaging software and later moving toward purchasing mobile applications that can have an immediate financial impact on their business. Examples of these applications are field service, supply chain and logistics, healthcare and field sales. We believe enterprises will choose vendors with knowledge of workflows and business processes and those that can provide a business case for investment. We expect to compete directly with both larger companies that have significant resources and experience and smaller companies that focus on a particular mobile vertical. We also expect to experience longer sales cycles, which is typical for sales of larger, essential business applications.

Our operating expenses declined in fiscal 2005 compared to fiscal 2004 by $1.1 million. However, the decline was due primarily to restructuring charges and costs associated with defending and settling a patent infringement case in the third quarter of fiscal 2004 year that did not recur in fiscal 2005. Excluding these expenditures, our operating expenses increased $3.8 million in fiscal 2005 compared to fiscal 2004 primarily as a result of increased marketing and sales expenses and general and administrative expenses. Net revenue increased $7.9 million in fiscal 2005 compared to the prior year. This revenue growth was due to a combination of factors, including prepaid royalties and license fees from the sale of our Bluetooth wireless technology software to Texas Instruments and $2.75 million of revenue for royalty payments received as a result of resolving our lawsuit against Agilent and Samsung. Because revenue growth in fiscal 2005 outpaced spending increases, we reported both income from operations of $5.2 million and net income of $4.0 million in fiscal 2005.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates, assumptions and judgments that can have a material impact on our net revenue, operating income (loss) and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The policies described below are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Our audited consolidated financial statements and notes thereto contain our significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies we consider critical to an understanding of the consolidated financial statements are highlighted below.

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

For arrangements with multiple obligations (for instance, license, service, and maintenance and support), we allocate revenue to each component of the arrangement based on fair value and using the residual value method. This means that we defer revenue from the total fees associated with the arrangement equivalent to the vendor-specific objective evidence of fair value of the elements of the arrangement that have not yet been delivered. The vendor-specific objective evidence of fair value of an undelivered element is generally established by using historical evidence specific to us. For example, the vendor-specific objective evidence of fair value for maintenance and support is based upon separate sales of renewals to other customers and the fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. If we allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported. For certain of our products, we do not sell maintenance separately but do provide minimal support, patches, bug fixes and other modifications to ensure that the products comply with their warranty provisions. Accordingly, we accrue for warranty costs for these products at the time the product revenue is recognized.

When a contractual relationship with one of our customers stipulates the submission of a royalty report to us, revenue is generally recorded when the royalty report is received and recognized in the period that the report covers. If a royalty report is not received by the desired date to facilitate the closing of the books for a given fiscal period and there exists the basis to make a fair and reasonable estimate of the revenue related to that royalty report, this estimate will be recorded as revenue. Estimated royalty fees and revenues are subsequently adjusted based upon actual amounts realized. If the actual amount realized differs materially from the recorded estimate and is reported to us after an estimate has been recorded and before financial results are announced externally, the recorded amount will be adjusted to reflect the actual amount realized. If the amount differs and is reported after financial results are announced externally and does not differ materially, the adjustment will be made in the subsequent fiscal period. In cases where the arrangement with our customer provides for a prepaid nonrefundable royalty, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We recognize revenue for support and maintenance services ratably over the contract term, which is usually 12 months, and we recognize revenue from training services as these services are performed. For professional services that involve significant implementation, customization or modification of our software that is essential to the functionality of the software, we generally recognize both the service and related software license revenue over the period of the engagement, using the percentage-of-completion method. We recognize no more than 90% of the total contract amount until project acceptance is obtained. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, or where significant uncertainty about the project completion or customer acceptance exists, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete and accepted by the customer. If we were to make different judgments or use different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related gross profit margins, might differ materially from that reported.

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

The majority of entities we acquire do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be affected by the future amortization of intangible assets, potential charges related to IPR&D for future acquisitions and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant effect on our future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur.

Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually, during the fourth quarter of each fiscal year, or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and we then compare the implied fair value of the goodwill to its carrying amount to determine the impairment loss, if any.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
---------------------------------------------

We assess the impairment of identifiable intangibles, fixed assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is reviewed for impairment annually in accordance with SFAS No. 142. Factors we consider important that could trigger an impairment review include, but are not limited to, (1) significant under-performance relative to historical or projected future operating results,
(2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (3) significant negative industry or economic trends, (4) a significant decline in our stock price for a sustained period, and
(5) our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a market capitalization approach when the information is readily available. When the information is not readily available, we use a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model to measure any impairment. If we were to make different judgments or use different estimates, our measurement of any impairment might differ materially from that reported.

INCOME TAXES
------------

On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of June 30, 2005 we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable. If we were to make different judgments or used different estimates, the amount or timing of the valuation allowance recorded might differ materially from that reported. If actual results differ from these estimates or if we adjust these estimates in future periods, we may need to reduce the valuation allowance, potentially resulting in an income tax benefit in the period of reduction, which could materially affect our financial position and results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

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

Under the relevant accounting guidance, the computation method and treatment of these translation gains or losses are dependent upon management's determination of the functional currency of each subsidiary. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, is considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations is also considered.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly, during fiscal 2005, 2004 and 2003, translation adjustments of $1.0 million, $144,000 and $503,000, respectively, were recorded as additions to our accumulated other comprehensive loss. At June 30, 2005 and 2004, cumulative translation losses of approximately $2.5 million and $1.5 million, respectively, were included as part of accumulated other comprehensive loss within our balance sheet. These translation losses have accumulated since we formed our first non-U.S. subsidiary in 1991. Had we determined that the functional currency of our subsidiaries was the U.S. dollar, we would have computed a remeasurement gain or loss using a different method and such gain or loss would have been included in our results of operations for each of the periods presented.

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth the selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue for fiscal 2005, 2004 and 2003.

                                                                FOR THE YEARS ENDED JUNE 30,
                                                             ----------------------------------
                                                               2005         2004         2003
                                                             --------     --------     --------
Revenue:
    License fees and royalties ...........................         78%          78%          79%
    Services and other ...................................         22           22           21
                                                             --------     --------     --------
         Total net revenue ...............................        100          100          100
Costs and expenses:
    Cost of license fees and royalties ...................          1            1            2
    Cost of services and other ...........................         11           13           15
    Amortization of identifiable intangibles .............          1            2            3
    Research and development .............................         20           21           27
    Acquired in-process research and development .........         --           --            2
    Marketing and sales ..................................         38           42           46
    General and administrative ...........................         16           17           15
    Restructuring charges ................................         --            4            2
    Patent litigation fees, license and settlement .......         --           11            4
    Non-cash stock-based compensation ....................          1            1           --
                                                             --------     --------     --------
         Total costs and expenses ........................         88          112          116
                                                             --------     --------     --------
         Income (loss) from operations ...................         12          (12)         (16)
    Other income (expense), net ..........................         (1)          --            1
    Gain on sale of land .................................         --            3           --
    Interest expense .....................................         (1)          (1)          (1)
                                                             --------     --------     --------
         Income (loss) before income taxes ...............         10          (10)         (16)
    Income tax provision (benefit) .......................          1           --           (1)
                                                             --------     --------     --------
         Income (loss) from continuing operations.........          9          (10)         (15)
    Discontinued operations, net of tax:
         Income from discontinued operations .............         --           --            1
                                                             --------     --------     --------
         Net income (loss) ...............................          9%         (10)%        (14)%
                                                             ========     ========     ========

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

Revenue
-------

The following table presents our license, support and maintenance, and professional services revenue for fiscal 2005, 2004 and 2003, and the percentage change from the prior year.

                                                                 FISCAL YEARS ENDED JUNE 30,
                                                ------------------------------------------------------------
                                                  2005       % CHANGE       2004       % CHANGE       2003
                                                ------------------------------------------------------------
Revenue:
    License fees and royalties...............   $ 31,148        24%       $ 25,028        15%       $ 21,733
    Support and maintenance..................      5,425        23           4,398        43           3,082
    Professional services and other..........      3,500        27           2,760         2           2,719
                                                --------                  --------                  --------
    Total net revenue........................   $ 40,073        25%       $ 32,186        17%       $ 27,534
                                                ========                  ========                  ========

We sell our mobility products to enterprises, original equipment manufacturers, application developers, distributors and VARs. No customer accounted for greater than 10% of revenue from continuing operations for fiscal 2005, 2004 or 2003. In the third quarter of fiscal 2005, we licensed our Bluetooth protocol stack and profiles suite to Texas Instruments and more than 10% of our third quarter revenue from continuing operations was from this single customer. The sale to Texas Instruments included license fees and prepaid royalties and we do not expect revenue from this customer to exceed 10% of total revenue from continuing operations for the first quarter of fiscal 2006 or, assuming the proposed acquisition of us by Sybase is not completed prior to that time, any subsequent quarter in fiscal 2006. In the fourth quarter of fiscal 2005, we resolved our dispute with Agilent and Samsung and recorded $1.75 million in revenue for payments received pursuant to our resolution agreement with these companies. More than 10% of our fiscal 2005 fourth quarter revenue from continuing operations was attributable to this payment. The resolution agreement specifies a payment of $2.0 million in the first quarter of fiscal 2006 and this payment could represent more than 10% of first quarter fiscal 2006 revenue. Assuming the proposed acquisition of us by Sybase is not completed prior to that time, we do not anticipate that the final payment of $1.0 million due in the second quarter of fiscal 2006 will represent more than 10% of fiscal 2006 second quarter revenue nor do we anticipate that the total payments of $3.0 million to be received in fiscal 2006 will exceed 10% of revenue from continuing operations for all of fiscal 2006.

LICENSE FEES AND ROYALTIES. The majority of our product license revenue consists of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer's licensing of a given software product for the first time or with a customer's purchase of the right to run a previously licensed product on additional computing capacity or by additional users. Our royalty revenue primarily consists of fees related to our device solutions products customers prepaying or periodically increasing the number of units they are authorized to use of a licensed software product. Royalties are normally paid to us on a quarterly basis.

We classify our product offerings into one operating segment, the mobility segment, which consists of products and services that extend enterprise applications to mobile and wireless environments. The products in our mobility segment include enterprise mobility solutions, mobile device solutions and enterprise database solutions.

The table below presents total net license fees and royalty revenue by product line and each product line's percentage of license fee and royalty revenue for fiscal 2005, 2004 and 2003.

                                                                     FISCAL YEARS ENDED JUNE 30,
                                                    ------------------------------------------------------------
                                                      2005       % CHANGE       2004       % CHANGE       2003
                                                    ------------------------------------------------------------
License fees and royalties:
Enterprise Mobility Solutions....................   $ 12,246         8%       $ 11,301        15%       $  9,848
    % of license fees and royalty revenue .......        39%                       45%                       45%
Mobile Device Solutions..........................     11,573        95           5,942        25           4,740
    % of license fees and royalty revenue .......        37%                       24%                       22%
Enterprise Database Solutions....................      7,329        (6)          7,785         9           7,145
    % of license fees and royalty revenue .......        24%                       31%                       33%
                                                    --------                  --------                  --------
Total license fees and royalty revenue...........   $ 31,148        24%       $ 25,028        15%       $ 21,733
                                                    ========                  ========                  ========

We sell our enterprise mobility products to corporate customers either directly or through distributors, VARs or other channel partners. License fee revenue from our enterprise mobility products increased $945,000 in fiscal 2005 compared to fiscal 2004 as a result of several factors. In the first half of fiscal 2005 we completed an OEM sale of our enterprise XTNDConnect PC product for use in connection with a third party's mail and messaging software. The weakening of the U.S. dollar in comparison to the British pound sterling and the euro also increased reported revenue in fiscal 2005 compared to fiscal 2004 (see "International Revenue" below for further discussion). Additionally, revenue increased as a result of our installed customer base deploying additional licenses of our OneBridge Mobile Groupware. Partially offsetting the higher volume of OneBridge Mobile Groupware licenses sold to customers in fiscal 2005 compared to fiscal 2004 was per seat pricing pressure caused by greater competition in the marketplace for our OneBridge products. License fee revenue from our enterprise mobility products increased $1.5 million in fiscal 2004 compared to fiscal 2003. The increase in enterprise mobility product license revenue in fiscal 2004 compared to fiscal 2003 was due primarily to the successful introduction of our new IP-based push enabled OneBridge products in early 2004. Sales growth resulted from sales of OneBridge Mobile Groupware to both new customers and existing customers deploying our products to more users during the year.

We sell our mobile device products either directly or through distributors, primarily to OEMs, ODMs and semiconductor companies that supply the mobile handset, telematics and other industries. License fees and royalty revenue from our mobile device products increased $5.6 million in fiscal 2005 compared to fiscal 2004. The increase in revenue for fiscal 2005 was due primarily to the license and prepaid royalty transaction with Texas Instruments. Additionally, in fiscal 2005 we reported $2.75 million of revenue for royalty payments received as a result of resolving our lawsuit against Agilent and Samsung. In April 2005 we entered into a Binding Memorandum of Understanding that resolved the litigation with Agilent and Samsung. Under the terms of the agreement, $1.0 million was paid to us in March 2005, $500,000 was paid to us in April 2005, $1.25 million was paid to us in May 2005, $2.0 million was paid to us in August 2005 and a final installment of $1.0 million is payable to us in December 2005. These payments are for previously unpaid royalties due as a result of Samsung's use of our XTND Access(TM) IrDA Software Development Kit (SDK) and XTND Access(TM) IrFM SDK solutions in combination with Agilent transceiver products that were shipped prior to February 2005. We also entered into a royalty-bearing license with Samsung for future use of our software and no revenue was recognized in fiscal 2005 under the terms of this new license agreement. Offsetting these increases somewhat was a lower level of royalties from a European handset manufacturer. Although our products continue to be licensed by the manufacturer, volumes and unit pricing for fiscal 2005 were lower than the amounts for the previous year. License and royalty revenue from our mobile device products increased $1.2 million in fiscal 2004 compared to fiscal 2003. During fiscal 2004, we experienced both new design wins with OEM manufacturers that licensed our products and saw existing customers increase shipments of handsets that include our products.

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

We sell our database products to enterprise customers and commercial software developers who write applications utilizing our products' data management capabilities. License fees revenue from our enterprise database product lines in fiscal 2005 declined $456,000 compared to fiscal 2004. The decline was the result of a reduced number of seats purchased by our developer and reseller customers to support the sales of their applications. Revenue declines in fiscal 2005 were also the result of aggressive price incentives offered and accepted by our customers in the second half of fiscal 2004 that were not repeated in fiscal 2005. License fees revenue from our enterprise database product lines increased $640,000 in fiscal 2004 compared to fiscal 2003 as the applications developed and sold by VARs using our database technology gained wider acceptance in the marketplace. Additionally in the second half of fiscal 2004, we offered significant incentives and discounts for quantity-based purchases to our customers that resulted in higher license fee revenue.

SUPPORT AND MAINTENANCE. Support and maintenance revenue is derived predominantly from our enterprise mobility products and represents the ratable recognition of fees to enroll customers in our software maintenance and support programs. Enrollment in these programs generally entitles customers to product enhancements, technical support services and ongoing updates for compatibility with new mobile devices and mobile device operating systems. These fees are generally charged annually and for software products sold directly to enterprises have been in the range of 15% to 25% of the discounted price of the product. For software products sold through resellers that provide support directly to their customers, the range of support fees has been 11% to 20% of the discounted price of the product. Software sold to OEM customers generally does not include support or maintenance agreements, as all technical issues are resolved before the sales transaction is completed.

Support and maintenance revenue increased $1.0 million in fiscal 2005 compared to fiscal 2004 and $1.3 million in fiscal 2004 compared to fiscal 2003. These increases were the result of existing customers renewing their OneBridge support and maintenance contracts combined with the ratable recognition of revenue from new support and maintenance contracts sold to customers purchasing our products for the first time in fiscal 2005 and fiscal 2004. Also contributing to revenue growth in fiscal 2004 compared to fiscal 2003 was the first-time purchase of support and maintenance contracts by several resellers who had previously elected to forgo these programs. We expect that our support and maintenance revenue will increase or decrease as our license revenue increases or decreases.

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

Professional services revenue increased $740,000 in fiscal 2005 compared to fiscal 2004. The increase in revenue was the result of increased customer demand for services from our enterprise mobility group to build custom applications and assist with OneBridge Mobile Groupware deployments. Professional services revenue in fiscal 2004 did not change significantly from the revenue we reported in fiscal 2003. The primary driver for our professional services revenue was our customers purchasing services to aid them in developing software solutions for their mobile workforce. These services consisted primarily of work to develop, test and deploy custom mobile applications for field service, sales force automation and mobile consumer applications in both Europe and North America.

International Revenue
---------------------

We derive a significant amount of our revenue from sales to customers outside of the United States, principally from our European-based sales force and channel partners, overseas original design manufacturers and from a number of international distributors. Based on the region in which the customer resides, the table below presents total net revenue by region and each region's percentage of total net revenue for fiscal 2005, 2004 and 2003.

                                                         FISCAL YEARS ENDED JUNE 30,
                                        ------------------------------------------------------------
                                          2005       % CHANGE       2004       % CHANGE       2003
                                        ------------------------------------------------------------
North America........................   $ 15,812        25%       $ 12,624        (7)%      $ 13,647
    % of total net revenue...........        39%                       39%                       50%
Europe...............................     17,739         7          16,586        42          11,657
    % of total net revenue...........        44%                       52%                       42%
Asia Pacific and Rest of World.......      6,522       119           2,976        33           2,230
    % of total net revenue...........        16%                        9%                        8%
                                        --------                  --------                  --------
Total net revenue....................   $ 40,073        25%       $ 32,186        17%       $ 27,534
                                        ========                  ========                  ========

Sales to North American customers increased $3.2 million in fiscal 2005 compared to fiscal 2004. The sales increase was primarily a result of license and royalty revenue recorded in connection with a sale of our Bluetooth protocol stack and profile suite to Texas Instruments and revenue from a significant OEM sale of our enterprise XTNDConnect PC product for use in connection with a third party's mail and messaging software. This increase was offset somewhat by declines in our North American professional services revenue and license revenue for our enterprise mobility products. Additionally, North American revenue from our device manufacturer products declined in fiscal 2005 compared to fiscal 2004 due to a shift in our customer base to customers located in Asia. Sales to North American customers declined in fiscal 2004 compared to fiscal 2003 by $1.0 million. The decline was primarily a result of a shift in the location of customers purchasing professional services. In fiscal 2003 a dominant portion of the professional services revenue was performed for North American customers, however in fiscal 2004, 45% of the professional services revenue was performed for customers in Europe.

Sales to customers in Europe increased $1.2 million in fiscal 2005 compared fiscal 2004. Over the past several years we have made significant investments in our European-based pre-sales, sales, and technical support teams, and for fiscal 2005 these investments have resulted in both obtaining new customers and increasing the amount of sales to existing customers. We believe the adoption rate of mobile devices and wireless infrastructure in Europe is more advanced than in North America and we are benefiting from our presence in this market. We have also developed an extensive network of resellers in Europe that market our products, particularly our OneBridge Mobile Groupware products, to a wide range of companies. These increases were offset somewhat by the decline in the sales of our mobile device solutions products to a major European handset manufacturer. Revenue from European customers increased in fiscal 2004 compared to fiscal 2003 by $4.9 million as a result of the factors discussed for the increase in fiscal 2005. Additionally, in fiscal 2003, a major European handset manufacturer incorporated our desktop synchronization technology into a very successful mobile handset series and the quarterly royalty payments we received from this customer were greater in fiscal 2004 than in fiscal 2003.

Also contributing to the increase in revenue from our European customers was the weakening of the U.S. dollar compared to the euro and British pound sterling, which resulted in revenue from sales to our European customers invoiced in local currencies being greater in U.S. dollars than it would have been had the exchange rate remained constant. Total reported revenue, including revenue from our European customers invoiced in local currency, grew 25% between fiscal 2005 and fiscal 2004 and 17% between fiscal 2004 and fiscal 2003, but had the exchange rate for the U.S. dollar remained constant between those years, revenue would have grown only 21% and 12%, respectively. We expect that international sales will continue to represent a substantial portion of our net revenue in the foreseeable future.

Our revenue from Asia Pacific and the rest of the world is primarily from our sales to OEM and ODM customers of our mobile device solution products. We also sell our enterprise mobility products in these regions through distributors and VARs. We sell most of our products in these regions in U.S. dollars and do not have significant revenue derived from sales in foreign currencies from this region. In fiscal 2005 revenue from these regions increased $3.5 million compared to fiscal 2004. The increase was primarily the result of royalty payments for our software products that have been included with handsets shipped by Samsung. Additionally, the increase reflects the continued transition from domestic customers purchasing our device manufacturer products to Asian-based ODMs and Asian-based handset manufacturers purchasing these products. In fiscal 2004 revenue from the region increased $746,000 compared to fiscal 2003. This increase reflects growth in the number of shipments of our product to OEM customers from Asia Pacific for inclusion in handsets manufactured in the region.

Cost of Revenue
---------------

The following table sets forth our costs of license fees and other royalties, technical support and professional services for fiscal 2005, 2004 and 2003, and dollar and percentage changes from the prior year:

                                                                           FISCAL YEARS ENDED JUNE 30,
                                                          ------------------------------------------------------------
                                                            2005       % CHANGE       2004       % CHANGE       2003
                                                          ------------------------------------------------------------
Cost of revenue:
Cost of license fees and royalties.....................   $    470        23%       $    382        (9)%      $    420
    % of license fees and royalty revenue .............         2%                        2%                        2%
Cost of technical support services.....................      1,856        (6)           1970       (16)          2,352
    % of support and maintenance revenue ..............        34%                       45%                       76%
Cost of professional services and other................      2,404        15            2089        15           1,814
    % of professional services and other revenue ......        69%                       76%                       67%
                                                          --------                  --------                  --------
Total cost of revenue..................................   $  4,730         7%       $  4,441        (3)%      $  4,586
                                                          ========                  ========                  ========

COST OF LICENSE FEES AND ROYALTIES. The cost of license fees and royalty revenue consists primarily of royalties for the use of third-party software. Although license and royalty revenue increased 24% in fiscal 2005 compared to fiscal 2004 and 15% in fiscal 2004 compared to fiscal 2003, there was no significant change in the cost of license fees and royalties due to the fixed cost nature of the licensing agreements we have arranged with third parties.

COST OF TECHNICAL SUPPORT SERVICES. The cost of technical support services consists primarily of compensation and benefits, third-party contractor costs and related expenses incurred in providing customer support. The increase in gross margin during fiscal

2005 and 2004 compared to prior years was due to an increase in support revenues resulting from new support and maintenance contracts and renewals of previous contracts. Additionally, we have reduced the cost to provide technical support through more efficient processes and contracting with offshore third party providers to perform some of the service requirements. Without taking into account any changes to our business if Sybase's acquisition of us is completed, we expect increases in our cost of technical support services as we add staff to our technical services group to support the deployment of enterprise mobility software solutions to new customers.

COST OF PROFESSIONAL SERVICES. The cost of professional services consists primarily of compensation and benefits incurred in providing services for building custom applications, training, consulting, installations and assisting with customer deployments. Professional services gross margins were 31%, 24% and 33% in fiscal 2005, 2004 and 2003, respectively. The increase in gross margin for professional services from fiscal 2004 to fiscal 2005 was due to the higher level of professional services revenue in fiscal 2005 combined with an increase in the amount of higher margin work delivered in connection with our mobile device solutions products. Additionally, in the first quarter of fiscal 2005 we substantially completed a significant professional services engagement for a field services application that effectively optimized the resources of our European professional services organization and was completed at a gross margin higher than we have historically experienced.

Amortization of Identifiable Intangibles
----------------------------------------

The following table presents our amortization of identifiable intangibles for fiscal 2005, 2004 and 2003 and the percentage change from the prior year.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
Amortization of identifiable intangibles..................   $    204       (67)%      $    621       (14)%      $    726
    as a % of net revenue.................................         1%                        2%                        3%

Amortization decreased in fiscal 2005 compared to fiscal 2004 primarily as a result of the intangibles related to our acquisition of Advance Systems Limited ( formerly Oval (1415) Limited) becoming fully amortized in the first quarter of fiscal 2005. Amortization decreased in fiscal 2004 compared to fiscal 2003 as a result of the intangibles related to our acquisition of Rand Software Corporation becoming fully amortized in the second quarter of fiscal 2004.

We expect an insignificant decrease in amortization of other intangibles in fiscal 2006 compared to fiscal 2005 because only a small portion of the Advance Systems Limited intangibles were amortized in the first quarter of fiscal 2005.

Research and Development Expenses
---------------------------------

The following table presents our research and development expenses for fiscal 2005, 2004 and 2003, and the percentage change from the prior year.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
Research and development..................................   $  7,858        15%       $  6,858        (6)%      $  7,317
    as a % of net revenue.................................        20%                       21%                       27%

Research and development ("R&D") expenses consist of compensation and benefits for our software developers and development support personnel, including software programmers, testing and quality assurance personnel, product managers and writers of technical documentation, such as product manuals and installation guides. These expenses also include consulting costs, facility and communications costs, costs for software development tools and equipment and the cost of training our outsourced quality assurance service provider. During the fiscal years presented above, all software development costs were expensed.

R&D expenses increased by $1.0 million in fiscal 2005 compared to fiscal 2004 primarily due to increases in employee compensation for our current R&D team, as well as the hiring of new R&D team members, and an increase in our contract R&D services costs related to retaining additional services to assist with quality assurance work and to advance product development. R&D expenses decreased $459,000 in fiscal 2004 compared to fiscal 2003 primarily as a result of reductions in personnel costs achieved through attrition and layoffs resulting from restructurings undertaken for the most part in fiscal 2003 and completed in early fiscal 2004. The number of R&D personnel decreased by 10% in fiscal 2004 compared to fiscal 2003. The restructurings had an objective of reducing the overall R&D spending level while simultaneously increasing productivity. The productivity improvements were based on a combination of improved processes, elimination of unnecessary function, and clear ownership and focus of product development initiatives between our separate development groups.

Assuming the proposed acquisition of us by Sybase is not completed prior to June 30, 2006, we expect R&D costs to increase in fiscal 2006 as we add resources to complete projects that add new features and functionality to our products and enhance usability and stability of our products. We expect to incur these expenses through the recruiting and hiring of additional employees in our engineering departments.

Marketing and Sales Expenses
----------------------------

The following table presents our marketing and sales expenses for fiscal 2005, 2004 and 2003, and the percentage change from the prior year.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
Marketing and sales.......................................   $ 15,096        13%       $ 13,391         5%       $ 12,783
    as a % of net revenue.................................        38%                       42%                       46%

Marketing and sales expenses consist primarily of salaries for our sales, inside sales, marketing and technical sales staff, sales-related commissions and bonuses paid to our direct sales force, commissions to third party distributors and other marketing-related expenses including trade shows, promotional materials, public relations and advertising.

Marketing and sales expenses increased $1.7 million in fiscal 2005 compared to fiscal 2004 primarily due to an increase of $1.1 million in third-party commissions incurred for sales support provided by agents representing us in sales of our mobile device solutions products to OEM and ODM customers. Contributing to the increase in marketing and sales expenses in fiscal 2005 was a $641,000 increase in personnel costs resulting mainly from a $247,000 increase in commissions and payment of $171,000 in severance costs associated with the termination of employment of two of our former executive officers. Marketing and sales expenses increased $608,000 in fiscal 2004 compared to fiscal 2003. The increased spending in fiscal 2004 is primarily due to an increase in salaries and commissions of our sales personnel. Additionally, third-party commissions related to sales of our mobile device solutions products increased $214,000 as a result of an increase in revenue from these products and we incurred increased travel and entertainment costs for our sales and marketing organization. Partially offsetting these increases in fiscal 2004 was a decrease in our marketing expenses achieved through a reduction in personnel and a reduction in trade show participation and other marketing programs.

Assuming the proposed acquisition of us by Sybase is not completed prior to June 30, 2006, we expect marketing and sales expenses to increase in fiscal 2006 primarily due to increased sales compensation related to an expected increase in revenue, although we expect these expenses to decrease as a percentage of net revenue.

General and Administrative Expenses
-----------------------------------

The following table presents our general and administrative expenses for fiscal 2005, 2004 and 2003, and the percentage change from the prior year.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
General and administrative................................   $  6,480        22%       $  5,312        26%       $  4,223
    as a % of net revenue.................................        16%                       17%                       15%

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

General and administrative expenses increased $1.2 million in fiscal 2005 compared to fiscal 2004. This increase was primarily due to an increase of $753,000 in personnel costs resulting from an increase in salaries and the implementation of a management bonus program in fiscal 2005 based on achieving target profitability. Contributing to the increased spending in fiscal 2005 was an increase of $374,000 in professional services costs, which includes legal costs related to the proposed acquisition of us by Sybase and our disputes with Agilent and Samsung and AppForge, Inc. General and administrative expenses increased $1.1 million in fiscal 2004 compared to fiscal 2003 primarily due to an increase in professional services costs in fiscal 2004 of $505,000 related to increased external audit fees and costs for outside legal counsel. We also incurred increased personnel costs in our accounting and finance group in fiscal 2004 primarily related to additional personnel engaged in activities for compliance with the Sarbanes-Oxley Act of 2002 and an ongoing infrastructure software implementation. General and administrative expense for fiscal 2004 also includes $575,000 of legal and other professional services costs related to failed acquisition activities and the reversal of $513,000 of accrued professional services costs related to an uncompleted merger in 2001.

Restructuring Charges
---------------------

The following table presents our restructuring charges for fiscal 2005, 2004 and 2003, and the percentage change from the prior year.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
Restructuring charges.....................................   $     --      (100)%      $  1,446       142%       $    597
    as a % of net revenue.................................         --%                       4%                        2%

We did not incur restructuring charges in fiscal 2005. We recorded $1.4 million in workforce reduction costs during fiscal 2004. The restructuring charges consisted of $791,000 of severance, benefits, and other costs related to the resignation of our former President and Chief Executive Officer, and $162,000 of severance, benefits and other costs related to the resignation of our former Chief Financial Officer. Additionally, we recorded $498,000 of expenses for the termination of 18 employees from our marketing and sales, research and development, human resources, administration and operations groups. Of the terminated employees, 14 were located in the United States and 4 were in Europe. The restructuring charge includes $554,000 of non-cash compensation resulting from the accelerated vesting of employee stock options that is not included in the table below.

We recorded $597,000 in workforce reduction costs during fiscal 2003, consisting primarily of severance, benefits and other costs related to the termination of 31 employees in research and development, marketing and sales, manufacturing, and administration, of which 24 were located in the United States, 3 in Canada and 4 in Europe. During the first quarter of fiscal 2003 we also assumed a restructuring liability in connection with our acquisition of ViaFone. Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993,000 of future lease commitments that had been accrued but not yet paid, $266,000 of workforce reduction liabilities and $30,000 of liabilities relating to the closure of ViaFone's French office.

As of June 30, 2005, all restructuring charges had been paid or reversed. A summary of the restructuring costs incurred and paid in fiscal 2005, 2004 and 2003 is outlined below:

                                                                  WORKFORCE     FACILITIES
                                                                  REDUCTION     AND OTHER
                                                                    COSTS         COSTS         TOTAL
                                                                  --------------------------------------
Balance at June 30, 2002 ......................................   $       --    $       --    $       --
Restructuring charges incurred in fiscal 2003 .................          597            --           597
Restructuring accrual assumed with ViaFone acquisition ........          266         1,023         1,289
Adjustment to the accrual assumed with ViaFone acquisition.....          (14)           --           (14)
Cash payments .................................................         (661)         (489)       (1,150)
                                                                  ----------    ----------    ----------
Balance at June 30, 2003 ......................................          188           534           722
Restructuring charges incurred in fiscal 2004 .................          897            --           897
Other adjustments .............................................          (13)(A)      (340)(B)      (353)
Cash payments .................................................         (956)         (194)       (1,150)
                                                                  ----------    ----------    ----------
Balance at June 30, 2004 ......................................          116            --           116
Cash payments .................................................         (116)                       (116)
                                                                  ----------    ----------    ----------
Balance at June 30, 2005 ......................................   $       --    $       --    $       --
                                                                  ==========    ==========    ==========

(A) An adjustment was made to the accrual for workforce reduction costs to account for amounts paid to certain former employees who were paid amounts less than originally provided.
(B) As a result of the Brisbane, CA lease termination during the second quarter of fiscal 2004, the balance of restructuring charges related to this lease as of October 31, 2003 was reversed.

Patent Litigation Fees, License and Settlement
----------------------------------------------

The following table presents our patent litigation, license and settlement expense for fiscal 2005, 2004 and 2003, and the percentage change from the prior year.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
Patent litigation fees, license and settlement............   $     --      (100)%      $  3,425       176%       $  1,240
    as a % of net revenue.................................         --%                      11%                        4%

In April 2002, Intellisync Corporation ("Intellisync") filed a patent infringement action against us in the U.S. District Court in Northern California. The action alleged that our XTNDConnect server and desktop synchronization products infringed on seven of Intellisync's synchronization-related patents. We incurred legal fees and other related costs in connection with defending this action in fiscal 2004 and 2003. In March 2004 we agreed with Intellisync to settle the patent infringement lawsuit. In connection with the settlement, in fiscal 2004 we made a one-time payment to Intellisync of $2.0 million and received a license to certain Intellisync patents. This payment covered estimated past and future royalties on revenue related to our products shipped and covered under Intellisync's licensed patents. Both companies agreed there will be no further patent litigation actions for a period of five years and Intellisync released all of our customers from any claims of infringement relating to their purchase and future use of our products. Included in the expense recorded for fiscal 2004 was $1.6 million of the $2.0 million one-time payment that related to past sales of products covered by the license. The remaining one-time payment balance of $430,000 was capitalized and is being amortized based on sales of the related products.

Non-cash Stock-based Compensation
---------------------------------

The following table presents our non-cash stock-based compensation expense for fiscal 2005, 2004 and 2003, and the percentage change from the prior year.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
Non-cash stock-based compensation.........................   $    515         5%       $    490       NM*%       $     --
    as a % of net revenue.................................         1%                        1%                        --%

    * percentage change not meaningful

In fiscal 2004, we changed the compensation for members of our Board of Directors to include annual grants of restricted stock. Additionally, we made restricted stock grants to some of our employees in October 2003. Stock-based compensation expense for fiscal 2005 reflects the charges related to amortizing the related compensation expense for these grants over the period the stock vests. Also included for fiscal 2005 is $214,000 of compensation expense for the issuance of stock options to employees with an exercise price below the fair market value of our stock on the date of grant. In the second quarter of fiscal 2005, our Employee Stock Purchase Plan was terminated. The Board of Directors approved a grant of options to employees that had been participating in the plan to replace the number of shares and the purchase price the employees expected under the terms of the terminated plan. Stock-based compensation expense for fiscal 2004 consisted of compensation amortization related to the restricted stock grants described above and also included $55,000 of expense related to a change in the terms of our 1998 Director Option Plan.

Stock-based compensation expense increased in fiscal 2005 compared to fiscal 2004 due primarily to the expense related to issuing the below fair market value stock options to employees in fiscal 2005. This increase was partially offset by a decrease in expense related to the employee restricted stock grants becoming fully vested in the second quarter of fiscal 2005.

The initial grants made to directors vested in the second quarter of fiscal 2005; however, amortization expense related to additional annual grants of restricted stock made to our directors will be recorded in fiscal 2006. Assuming that the closing of Sybase's proposed acquisition of us does not occur in fiscal 2006, we expect amortization for director grants to be approximately $150,000 in fiscal 2006. We do not expect any future grants of options to employees with exercise prices below fair market value on the date of grant.

Other Income (Expense)
----------------------

The following table presents our other income and expense for fiscal 2005, 2004 and 2003, and the percentage change from the prior year.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
Foreign currency exchange gain (loss).....................   $   (616)     (199)%      $   (206)     (179)%      $    261
Interest income...........................................         25       (57)             58        49              39
Net rental income (loss)..................................        316        41             224        NM*            (30)
Other net income (expense), net...........................        (66)       48            (127)       NM*            (13)
                                                             --------                  --------                  --------
    Total other income (expense), net.....................   $   (341)      NM*%       $    (51)     (120)%      $    257
                                                             ========                  ========                  ========
    * percentage change not meaningful

Other income (expense) consists primarily of foreign currency exchange gains or losses related to the mark-to-market of intercompany payables denominated in non-U.S. currencies in periods of currency volatility, rental income generated from subleasing the excess space at our headquarters facility and interest income earned on cash, cash equivalents and short-term investment balances.

We recognize foreign currency exchange gains or losses as a result of changes in the exchange rate for the euro, Canadian dollar and the British pound sterling as we translate temporary intercompany payables from our foreign subsidiaries denominated in non-U.S. currencies to our functional currency of U.S. dollars. Our foreign currency exchange loss increased in fiscal 2005 compared to fiscal 2004 primarily because we did not enter into foreign currency forward contracts to manage the fluctuations in currency values during the second half of fiscal 2005 and because we recognized a foreign currency exchange gain in the first quarter of fiscal 2004 as a result of the weakening of the U.S. dollar at a time when we were not entering into foreign currency contracts. The change in our foreign currency gain (loss) in fiscal 2004 compared to fiscal 2003 was primarily due to the gain we recognized in fiscal 2003 as a result of the decrease in the strength of the U.S. dollar in the fourth quarter of fiscal 2003 at a time when we were not entering into foreign currency forward contracts. For additional information on our foreign currency exposure see Item 7A of this Form 10-K.

Interest income decreased in fiscal 2005 compared to fiscal 2004 as a result of lower average cash balances in fiscal 2005 compared to fiscal 2004. Interest income increased in fiscal 2004 compared to fiscal 2003 due to an increase of invested cash in fiscal 2004 generated by the sale-and-leaseback of our headquarters building and the sale of excess land.

In the fourth quarter of fiscal 2003, we began subleasing a portion of the unused space at our headquarters facility in Boise, Idaho. The increase in net rental income in fiscal 2005 compared to fiscal 2004 was due primarily to an increase in rent received as a result of leasing additional unused space. The increase in net rental income from fiscal 2003 to fiscal 2004 was due primarily to our subleasing space for all of fiscal 2004. In addition, the rent we received in fiscal 2003 was offset by the leasing commission we expensed when earned.

The decrease in other expense in fiscal 2005 compared to fiscal 2004 was due primarily to decreases in the amount of loss recorded on the disposition of assets and the amount of sales and use tax expense recorded in connection with a sales and use tax audit. The increase in other expense in fiscal 2004 compared to fiscal 2003 was due primarily to recording the expense related to the sales and use tax audit in fiscal 2004.

The amount of any foreign currency exchange gain or loss for fiscal 2006 will depend upon currency volatility, the amount of our intercompany balances and our ability to accurately predict such balances, and whether we decide to enter into foreign currency forward contracts in fiscal 2006. Assuming that the closing of Sybase's proposed acquisition of us does not occur in fiscal 2006, we expect interest income to increase moderately in fiscal 2006 due to an expected increase in invested cash and we expect net rental income in fiscal 2006 to remain relatively constant to fiscal 2005 levels.

Gain on Sale of Land
--------------------

In the second quarter of fiscal 2004 we sold approximately 16 acres of vacant land adjacent to our headquarters building in Boise, Idaho. We received net cash proceeds of $1.5 million after deducting fees related to the transaction.

Interest Expense
----------------

The following table presents our interest expense for fiscal 2005, 2004 and 2003, and the percentage change from the prior year.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
Interest expense..........................................   $    511        13%       $    453        48%       $    307
    as a % of net revenue.................................         1%                        1%                        1%

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

Interest expense increased $58,000 in fiscal 2005 compared to fiscal 2004. This increase was primarily a result of entering into the sale-and-leaseback agreement for our headquarters building in the first quarter of fiscal 2004. Partially offsetting this increase was a decline in interest expense in the second half of fiscal 2005 due to our making the final payment on our term debt in February 2005. Interest expense increased in fiscal 2004 compared to fiscal 2003 primarily due to an increase in interest expense of approximately $349,000 related to the sale-and-leaseback agreement. This increase was partially offset by a $157,000 decrease in interest expense in fiscal 2004 related to the cessation of the warrant expense amortization in fiscal 2003.

Income Tax Provision (Benefit)
------------------------------

The following table presents our income tax provision or benefit for fiscal 2005, 2004 and 2003, and the percentage change from the prior year.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
Income tax provision......................................   $    379       303%       $     94       147%       $   (200)
    as a % of income (loss) before income taxes...........        10%                        3%                        (5)%

We recorded an income tax provision in fiscal 2005 and fiscal 2004 consisting primarily of foreign withholding taxes for which no credit is currently available against U.S. taxes due to our cumulative net loss position. Our income tax provision increased $285,000 in fiscal 2005 compared to fiscal 2004 due mainly to an increase in revenue from countries where there is an income tax withholding requirement. The change in the income tax provision (benefit) from fiscal 2003 to fiscal 2004 was primarily due to the tax benefit we recorded for continuing operations in fiscal 2003 that offset the foreign withholding taxes.

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

Results for our infrared hardware business have been reclassified as discontinued operations for all periods presented and are reported, net of tax, under "Income from discontinued operations" on our Statements of Operations.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                               2005       % CHANGE       2004       % CHANGE       2003
                                                             ------------------------------------------------------------
Net revenue...............................................   $     --        NM*%      $    169       (89)%      $  1,488
Income from discontinued operations, net of tax...........   $     --        NM*%      $     88       (81)%      $    458

    * percentage change not meaningful

There was no revenue from discontinued operations in fiscal 2005. Revenue from discontinued operations for fiscal 2004 and fiscal 2003 consisted primarily of revenue from our infrared hardware business. Both net revenue and income from discontinued operations declined in fiscal 2004 as compared to fiscal 2003 because final orders were shipped in the first half of fiscal 2004.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

                                                                 FISCAL YEARS ENDED JUNE 30,
                                                             ----------------------------------
                                                               2005         2004         2003
                                                             ----------------------------------
Net cash provided (used) by operating activities..........   $  5,913     $ (3,591)    $ (3,163)

Net cash was provided by operating activities in fiscal 2005 compared to using net cash for operating activities in fiscal 2004. The $9.5 million increase in cash from operating activities was primarily due to the $5.4 million in net income before consideration of non-cash items reported in fiscal 2005 compared to the $1.6 million in net loss before consideration of non-cash items reported in fiscal 2004. The increase in cash also resulted from an increase in accounts payable and accrued expenses in fiscal 2005 compared to a reduction in the same for fiscal 2004.

Net cash used by operating activities increased $428,000 in fiscal 2004 compared to fiscal 2003. This increase was primarily due to a $599,000 increase in net loss before consideration of non-cash items and an increase in accounts receivable related to an increase in total net revenue and an increase in days sales outstanding ("DSO") in the fourth quarter of fiscal 2004.

Accounts receivable, net of allowance, increased from $6.8 million at June 30, 2004 to $7.1 million at June 30, 2005. This increase in accounts receivable is due to an increase in total net revenue offset in part by a decrease in DSO. Our DSO for the quarter ended June 30, 2005 was 60 days compared to 79 days for the quarter ended June 30, 2004. This decrease in DSO was a result of aggressive collection efforts and the collection in the fourth quarter of fiscal 2005 of amounts recorded as revenue in the same quarter related to the resolution of our dispute with Agilent and Samsung. Assuming that the proposed acquisition of us by Sybase is not completed in fiscal 2006, we expect that our accounts receivable will increase in fiscal 2006 as a result of an expected increase in net revenues, and we expect that our DSO will return to more historical levels after we receive our final payment from Samsung.

                                                                 FISCAL YEARS ENDED JUNE 30,
                                                             ----------------------------------
                                                               2005         2004         2003
                                                             ----------------------------------
Net cash provided (used) by investing activities..........   $   (563)    $    724     $  1,248

Net cash was used by investing activities in fiscal 2005, whereas net cash was provided from these activities in fiscal 2004. The change of $1.3 million was primarily due to our sale in fiscal 2004 of approximately 16 acres of vacant land adjacent to our headquarters building in Boise, Idaho. Partially offsetting this decrease in cash provided was a decline of $296,000 in capital expenditures in fiscal 2005 compared to fiscal 2004.

Net cash provided by investing activities decreased by $524,000 in fiscal 2004 compared to fiscal 2003 primarily due to an increase of $813,000 in capital expenditures, including $204,000 for tenant improvements we were contractually required to make to the subleased portion of the unused space at our headquarters building and $384,000 for software and other expenses related to a project to upgrade our accounting and transactional infrastructure. The decrease in cash related to capital expenditures was partially offset by the $1.5 million in net cash proceeds we received in fiscal 2004 from the sale of vacant land adjacent to our headquarters building compared to the $1.1 million we received in fiscal 2003 in connection with the closing of our acquisition of ViaFone.

                                                                 FISCAL YEARS ENDED JUNE 30,
                                                             ----------------------------------
                                                               2005         2004         2003
                                                             ----------------------------------
Net cash provided (used) by financing activities..........   $  1,379     $  6,573     $   (123)

Net cash provided by financing activities decreased by $5.2 million in fiscal 2005 compared to fiscal 2004 primarily due to the receipt in fiscal 2004 of $4.8 million in gross proceeds from the sale-and-leaseback of our headquarters facility. Also contributing to the decrease was a $1.1 million decline from fiscal 2004 to fiscal 2005 in cash received from the issuance of common stock under our stock plans. These decreases in cash were offset partially by the short-term financing of $579,000 of our directors and officers insurance premium for the policy period ending in May 2006.

Net cash provided by financing activities increased by $6.7 million in fiscal 2004 compared to fiscal 2003 primarily due to the receipt in fiscal 2004 of $4.8 million in gross proceeds from the sale-and-leaseback of our headquarters facility. In addition, proceeds received from the issuance of common stock under our stock plans increased $1.9 million in fiscal 2004 compared to fiscal 2003.

In January 2002, we entered into a loan and security agreement with Silicon Valley Bank ("SVB") and renewed and restructured this agreement effective as of August 2004. Under this agreement we can borrow up to $2.5 million in the form of a demand line of credit. Our borrowing capacity is limited to 80% of eligible accounts receivable balances and is secured by certain of our assets. Interest on any borrowings will be paid at prime. The line of credit agreement requires us to maintain certain financial ratios and expires in August 2006. We are in compliance with all financial covenants. There is no outstanding balance on this facility at June 30, 2005.

Upon completion of our acquisition of ViaFone on August 30, 2002, we assumed $1.1 million of term debt with SVB. We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. The term loan was fully repaid at June 30, 2005.

Assuming that the proposed acquisition of us by Sybase is not completed in fiscal 2006, we believe that our existing working capital, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations or if accounts receivable, or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. If we were required to obtain additional financing to fund future operations, sources of capital may not be available on terms favorable to us, if at all.

Assuming that the proposed acquisition of us by Sybase is not completed in fiscal 2006, we intend to continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden our mobility product offerings. We currently have no commitments or agreements regarding any material transaction of this kind. Assuming that the proposed acquisition of us by Sybase is not completed in fiscal 2006, at some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise additional funds. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

Off-Balance Sheet Arrangements
------------------------------

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnership such as entities often referred to as structured finance or special purpose entities, or SPE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited proposes. As of June 30, 2005, we were not involved in any unconsolidated SPE transactions.

Commitments and Contractual Obligations
---------------------------------------

We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $656,000, $578,000 and $894,000 for fiscal 2005, 2004 and 2003, respectively.

In September 2003, we completed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at any time before September 2013 at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction. The gross proceeds we received of $4.8 million are shown as long-term debt on our balance sheet at June 30, 2005. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments, which are recorded as interest expense, equal to 9.2% of the sale price, or approximately $442,000. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

In June 2005 we entered into a loan agreement with Cananwill, Inc. to finance $579,000 of our premium for directors and officers insurance for the policy period ending in May 2006. The agreement provides for 11 equal monthly payments including interest of 5.25%.

Upon completion of our acquisition of ViaFone in August 2002, we assumed $1.1 million of term debt with SVB. We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. As of June 30, 2005, this term loan had been fully repaid.

Our minimum future contractual commitments associated with our operational indebtedness and lease obligations as of June 30, 2005 were as follows:

                                                                   YEARS ENDING JUNE 30,
                                       --------------------------------------------------------------------------
                                         2006       2007       2008       2009       2010    THEREAFTER   TOTAL
                                       --------------------------------------------------------------------------
Payments pursuant to building
     sale-and-leaseback..............  $    442   $    442   $    442   $    442   $    442   $  1,435   $  3,645
Note payable (1).....................       579         --         --         --         --         --        579
Capital leases (1)...................        11          7         --         --         --         --         18
Operating leases.....................       565        445        333        283         94        114      1,834
Post-retirement benefits (1) (2).....        12         12         12         12          7         49        104
                                       --------------------------------------------------------------------------
                                       $  1,609   $    906   $    787   $    737   $    543   $  1,598   $  6,180
                                       ==========================================================================

(1) These amounts are reported on the balance sheet as liabilities.
(2) Fiscal 2006 includes $12,000 of current commitments included in accrued expenses on the balance sheet.


Effects of Foreign Currency Exchange Rates
------------------------------------------

We derive a significant portion of our net revenue from international sales, principally through our international subsidiaries and through a limited number of independent distributors and overseas original equipment manufacturers. Sales made by our international subsidiaries are generally denominated in each subsidiary's local currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into U.S. dollars. Fluctuations in exchange rates also may make our products more expensive to OEMs and independent distributors who purchase our products in U.S. dollars.

We do not hold or issue financial instruments for speculative purposes. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. These forward contracts do not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, as such, the contracts are recorded in our consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of June 30, 2005 or June 30, 2003. As of June 30, 2004, we had forward contracts with a nominal value of $10.8 million in place against the Canadian dollar, euro and British pound sterling, which matured within 30 days. We recognized net currency exchange losses of approximately $616,000 and $206,000 for fiscal 2005 and 2004, respectively, and a net currency exchange gain of approximately $261,000 for fiscal 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
----------------------------------------------------------------

THE ANNOUNCEMENT OF OUR PROPOSED ACQUISITION BY SYBASE MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

On July 28, 2005, we executed an agreement and plan of merger to be acquired by Sybase. Under the terms of the agreement, each outstanding share of our common stock will be converted into the right to receive $4.460847 in cash. The announcement and pendency of the proposed acquisition may have a negative impact on our ability to sell our products and attract new customers and partners and may impact our future revenues. In particular, prospective customers and partners could be reluctant to purchase our products or our services if they are uncertain about the strategic direction of the combined company, the continuation of our product offerings or the willingness of the combined company to offer, support and maintain existing products. Uncertainty created by the announcement of the acquisition may cause one larger customer, or a large number of smaller customers, to delay their purchase decisions until the closing of the merger, which could cause our financial results to be significantly below the expectations of market analysts. Our results of operations have been and will continue to be adversely affected by increased legal and professional fees related to the proposed acquisition. The proposed acquisition may also have a negative impact on our ability to retain employees and existing customers and partners and maintain strategic relationships.

The acquisition is subject to approval by various regulatory agencies, and there can be no assurance that the acquisition will be successfully completed. In the event that the acquisition is not successfully completed, our results of operations and common stock price would be materially adversely affected.

IF THE ACQUISITION IS NOT COMPLETED, OUR SHARE PRICE AND FUTURE BUSINESS AND OPERATIONS COULD BE HARMED.

If the acquisition is not completed, we will be subject to a number of material risks, including the following:

     o our new customer pipeline and ability to close sales may be adversely affected;

     o costs related to the proposed acquisition, such as legal, accounting and other professional fees, must be paid even if the acquisition is not completed and we have incurred and will continue to incur significant acquisition-related costs;

     o our relationships with some of our customers and partners may be adversely affected as they may delay or defer purchasing decisions;

     o    our ability to attract and retain employees may be adversely affected;

     o we may be required to pay Sybase a termination fee of $3 million and/or reimburse Sybase up to $500,000 of expenses under certain circumstances;

     o the price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the proposed acquisition will be completed; and

     o internal decisions we may make in response to the effects the proposed acquisition may have on our operations.

PROVISIONS OF THE MERGER AGREEMENT MAY DISCOURAGE OTHER COMPANIES FROM ENTERING INTO A MERGER OR OTHER BUSINESS COMBINATION WITH US WHICH MIGHT OTHERWISE BENEFIT OUR STOCKHOLDERS.

Under specified circumstances, we may be required to pay Sybase a termination fee of $3.0 million. This restriction may discourage other companies from entering into a merger or other business combination with us which might otherwise benefit our stockholders. Further, if the acquisition is terminated and our board of directors determines to seek another acquisition or business combination, we may not be able to find a suitable partner. Any other partner may not be willing to pay an equivalent, higher or more attractive merger consideration than that which is proposed to be paid by Sybase in the acquisition.

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

     o CHANGES IN OUR PARTNERING AND GO-TO-MARKET STRATEGY. To effectively compete in mobile line of business applications, we need to partner with independent software vendors and system integrators that have knowledge of the specific industries and workflows for the targeted vertical applications. One of our core capabilities is our knowledge of how mobile access to corporate information can impact and improve the productivity of mobile workers. To achieve a successful partnering arrangement we must attract the business interests of these prospective partners and coordinate the efforts of our marketing, sales and professional services organizations. These tasks are complicated and involve many people and processes. If we fail to attract these partners or effectively coordinate these efforts we will not be able to broaden the acceptance of our mobile middleware platform into other applications and would remain dependent on revenue from PIM and e-mail applications, which we believe could be subject to price erosion in the marketplace.

     o CHANGES IN THE SALES ORGANIZATION. We have many new sales representatives in our enterprise mobility solutions sales force, particularly in North America, that may take time to reach productivity. If new members of our sales team are unable to become fully productive in a reasonable time frame or we are unable to retain these new sales representatives, we may lose sales opportunities and market share, take longer to close anticipated sales and experience a shortfall in revenue.

MARKETS FOR OUR PRODUCTS ARE BECOMING INCREASINGLY COMPETITIVE, WHICH COULD RESULT IN LOWER PRICES FOR OUR PRODUCTS OR A LOSS OF MARKET SHARE.

We may not compete successfully against current or future competitors, some of whom have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources. We expect increasing price pressure for several of our products, including our mobile PIM and e-mail applications and IrDA and Bluetooth products, as these technologies become more commodity oriented and less differentiated in the marketplace. Increased competition may result in price reductions, reduced margins, loss of market share and a change in our business and marketing strategies, any of which could harm our business. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend the market acceptance of our products. Price concessions or the emergence of other pricing or distribution strategies by our competitors or us may diminish our revenue.

DEFECTS IN OUR SOFTWARE PRODUCTS OR FUNCTIONALITY AND FEATURE SETS THAT LAG THE MARKET LEADERS, INCLUDING OUR UPGRADED ONEBRIDGE PRODUCTS, COULD RESULT IN A LOSS OF REVENUE, DECREASED MARKET ACCEPTANCE, INJURY TO OUR REPUTATION AND PRODUCT LIABILITY CLAIMS.

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

OUR INCREASING FOCUS ON ENTERPRISE CUSTOMERS MAY LENGTHEN OUR SALES CYCLES AND INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS.

As we have sought to license our software to large enterprises and increase the average value of each sales transaction through our varied channel approach, we have experienced sales cycles that can be substantially more lengthy and uncertain than sales to smaller organizations of less complex product offerings. As we focus on large mobile application solutions that involve essential business applications, our enterprise customers generally require us to expend substantial time, effort and money in establishing the relationship and educating them about our solutions and how our solutions can provide benefits to their business. Also, sales to enterprise customers generally require an extensive sales effort throughout the customer's organization and often require final approval by the customer's chief information officer or other senior executive employee. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, if at all. We have experienced and expect to continue to experience delays and uncertainty in our sales cycle as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of the enterprise volume licenses or the length of the contract negotiation process could cause our revenue and results of operations to vary significantly from quarter to quarter.

WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002.

The Sarbanes-Oxley Act of 2002 (the "Act") introduced new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. Assuming our acquisition by Sybase does not occur early in fiscal 2006, we expect to dedicate significant time and resources during fiscal 2006 to ensure compliance. There is no assurance that we will be successful in our efforts to comply with Section 404 of the Act. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report.

WE HAVE A RECENT HISTORY OF OPERATING PROFITS, BUT A PRIOR HISTORY OF OPERATING LOSSES. DECLINES IN OUR QUARTERLY REVENUE OR OTHER FACTORS COULD RETURN OUR COMPANY TO REPORTING OPERATING LOSSES IN FUTURE QUARTERS.

For fiscal 2005 we reported income from operations in each quarter; however, for the period from the third quarter of fiscal 1999 through our third quarter of fiscal 2004, we reported operating losses. These losses were the result of devoting significant financial resources to the research and development and marketing and sales cost for our enterprise mobility software products in addition to costs incurred in connection with defense of a patent infringement suit and restructuring costs. Assuming that the acquisition of us by Sybase does not occur, we intend to continue to devote significant financial resources to product development and to marketing and sales activities. Our ability to maintain income from operations and positive cash flow from operations in subsequent periods will depend on a number of factors, including:

o    our ability to generate sufficient revenue and control expenses;
o the impact of customer choices regarding competitive alternatives to our products in the marketplace;
o    buying patterns of our enterprise, application developer and OEM customers;
o    changes in customer demand for our products;
o the timing of customer orders, which can be influenced by fiscal year-end buying patterns, seasonal trends or general economic conditions;
o announcements or introductions of new products or services by our competitors;
o    delays in our development and introduction of new products and services;
o    changes in our pricing policies as a result of increased competition;
o the effectiveness of the distribution channels through which we sell our products;
o the market acceptance of our new and enhanced products and the products of our customers that are application developers and OEMs;
o    the emergence of new technologies or industry standards;
o normal seasonality that we typically experience in the first quarter of our fiscal year; and
o a shift in the mix to increased professional services from licensing revenue, which has historically had a lower gross margin.

BEGINNING JULY 1, 2005, WE ARE REQUIRED TO ACCOUNT FOR OUR EMPLOYEE STOCK OPTION PLANS USING A FAIR-VALUE METHOD AND OUR NET INCOME AND EARNINGS PER SHARE COULD BE REDUCED SIGNIFICANTLY.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires companies to measure all stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements. SFAS No. 123(R) became effective for us as of July 1, 2005, the first quarter of fiscal 2006. We plan to adopt the provisions of SFAS No. 123(R) using the "modified prospective" method, in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS No. 123(R) for all stock-based payments granted after the effective date and based on SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date. We expect to continue to grant stock-based compensation to employees, which may significantly increase our operating expenses and result in lower earnings per share. For example, in fiscal 2005, had we accounted for stock-based compensation plans using the fair-value method prescribed in SFAS No. 123(R), we would have recorded an additional operating expense of approximately $4.5 million. In June 2005, we accelerated the vesting of all employee stock options with an exercise price greater than $4.82 in order to reduce this expense in fiscal 2006 to fiscal 2009, which accounts for approximately $2.0 million of the $4.5 million expense we would have recorded in fiscal 2005 under SFAS No. 123. See Note 3 of "Notes to Condensed Consolidated Financial Statements" for a more detailed presentation of accounting for stock-based compensation plans. Because of the requirement to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT. THE TIMING OF LARGE ORDERS IS MORE UNPREDICTABLE. OUR EXPENSES ARE RELATIVELY FIXED IN THE SHORT-TERM AND UNPREDICTABLE REVENUE SHORTFALLS COULD DISPROPORTIONATELY AND ADVERSELY AFFECT OPERATING RESULTS.

Our quarterly operating results have fluctuated in the past and may continue to do so in the future. As we increase our focus on sales to large enterprises and increase our sales through independent software vendors, the lack of predictability of our sales cycle will increase. The time required to close orders remains difficult to accurately predict as a result of the overall economic conditions, cautious capital spending by businesses and the complexities of selling to large enterprises. We complete a majority of our revenue-generating transactions in the last weeks of a quarter and cannot adjust our expense levels for that quarter at such a late date. In contrast, our expense levels are relatively fixed in the near term and based, in part, on our revenue expectations. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust personnel and other expenditures to compensate for the shortfall on a rapid basis.

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

Other factors that may have a significant impact on the market price of our common stock include:

o a delay in closing or failure to close the proposed acquisition of us by Sybase;
o    announcements of acquisitions by us or our competitors;
o    changes in our management team;
o    our ability to obtain financing when needed;
o    sales of significant numbers of shares within a short period of time;
o announcements of technological innovations or new products by us or our competitors;
o    general conditions in the computer and mobile device industry;
o general economic conditions and their impact on corporate information technology spending;
o    price and trading volume volatility in the public stock markets in general;
o    announcements and updates of our business outlook; and
o changes in security analysts' earnings estimates or recommendations regarding our competitors or our customers.

CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of mobility software products and to take advantage of efficiencies and economies of scale. Our competitors completed acquisitions including, but not limited to, the following examples: Intellisync Corporation acquired Synchrologic, Sybase acquired AvantGo and XcelleNet, Inc., Good Technologies acquired JP Mobile, SEVEN acquired Smartner and was subsequently acquired by Good Technologies and Broadcom Corporation acquired Widcomm, Inc. Changes resulting from these and other consolidations may harm our competitive position. In addition, as the trend toward consolidation continues, if we remain a stand-alone company, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire.

THE LOSS OF KEY PERSONNEL, OR OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY HARM OUR BUSINESS.

If we remain a stand-alone company, our future success will depend on our ability to attract and retain experienced, qualified employees, particularly highly skilled software engineers, effective enterprise sales representatives and management personnel. To the extent the proposed acquisition of us by Sybase is not completed, our plans include adding a number of new employees, mostly in our research and development group. Competition for qualified personnel in the computer software industry is growing as the software industry rebounds from the technology downturn experienced in the past several years. We are not certain that our efforts to retain our key employees will succeed or that we will be successful in recruiting new qualified employees. Our ability to attract personnel may be impaired. If we lose the services of one or more key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for our key employees could divert management's time and result in increased operating expenses that may not be offset by either improved productivity or higher prices. New employees generally require substantial training, which may require significant resources and management attention.

OUR BUSINESS RELIES ON ENTERPRISES IMPLEMENTING MOBILE APPLICATIONS AND DEVICES. THE MARKET FOR THESE PRODUCTS IS DEVELOPING AND MAY BE HARMED IF CUSTOMERS ARE SLOW TO OR DO NOT ADOPT OUR PRODUCTS OR IF THERE ARE DECLINES IN OVERALL INFORMATION TECHNOLOGY SPENDING.

The enterprise mobile application market is still developing and enterprises are exploring the benefits of mobilizing corporate information, including their essential applications. Mobile contacts, calendar and e-mail are becoming more generally accepted mobile applications; however, our customers and potential customers have not traditionally mobilized their other enterprise applications. Because this is a relatively new market, we cannot be certain that this market will develop and grow. To the extent the proposed acquisition of us by Sybase is not completed, we expect that we will continue to need to pursue intensive marketing and selling efforts to educate prospective customers about the benefits to their operations through use of our products. This could cause our sales and marketing expenses to increase without a corresponding increase in revenue.

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

Although we believe we have adequately factored the current economic conditions into our revenue forecasts, if the global economy experiences another downturn, demand for our products may be reduced as a result of enterprises reducing information technology spending on our products and OEMs reducing their use of our products in their own products. As a result, if we remain a stand-alone company, our revenue may fail to grow or could decline, which would harm our operating results. If there is another global economic downturn, we also may be forced to reduce our operating expenses, which could result in our incurring additional charges in connection with restructuring or other cost-cutting measures we may implement. For example, in both fiscal 2003 and fiscal 2004, we announced restructuring plans to replace or reduce personnel, reduce costs and improve operating efficiencies and, as a result, incurred restructuring costs, primarily for severance payments to terminated employees.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AGAINST CURRENT AND POTENTIAL COMPETITORS.

Our markets are increasingly competitive and our competitors are some of the largest software providers in the world. As the markets for adaptive mobility products grow, we expect competition from both existing and new competitors to intensify. We compete with:

o mobile solutions companies, including CommonTime, Good Technology, IBM, iAnywhere (a Sybase company), Microsoft, Intellisync, RIM, and Visto;
o mobile application companies, including Dexterra, Everypath, iAnywhere, IBM, Microsoft, Oracle, SAP, TCS, and Wavelink;
o client/server database providers, including Borland, Microsoft, MySQL, Oracle and Pervasive Software;
o mobile device solutions companies, including IVT Corporation, Agilent, EMBEDnet, CSR, Broadcom, Stonestreet One, and Open Interface North America; and
o internal research and development departments of OEMs, many of whom are our current customers.

To date, our solutions have been differentiated from those of our competitors based on total cost of ownership, interoperability, performance and reliability. We may not be able to maintain our competitive position against current and potential competition, particularly competitors that have longer operating histories and significantly greater financial, technical, marketing, sales and other resources than we do and therefore may be able to respond more quickly than us to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. These competitors may be able to undertake more extensive promotions activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Additionally, if existing or new competitors were to merge or form strategic alliances, our market share may be reduced or pressure may be put on us to reduce prices resulting in reduced revenue and margins. These and other competitive factors could result in price reductions, reduced revenue and gross margins and lost market share and an inability to expand into new markets and industries, any one of which could materially affect our results of operations.

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

From time to time, we may enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage currency fluctuations on payments and receipts of foreign currencies on transactions with our international subsidiaries. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies.

THE SUCCESS OF OUR BUSINESS MAY DEPEND ON OUR IDENTIFYING AND SECURING ADDITIONAL SOURCES OF FINANCING, WHICH SOURCES MAY NOT BE AVAILABLE WHEN NEEDED OR MAY NOT BE AVAILABLE ON FAVORABLE TERMS.

To the extent the proposed acquisition of us by Sybase is not completed in fiscal 2006, we believe our existing working capital, our borrowing capacity and the funds we expect to generate from our operations will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

OUR INVESTMENT IN GOODWILL AND INTANGIBLES RESULTING FROM OUR ACQUISITIONS COULD BECOME IMPAIRED.

As of June 30, 2005, the amount of goodwill and other identifiable intangibles recorded on our books, net of accumulated amortization, was approximately $13 million. We ceased amortizing goodwill upon our adoption of SFAS No. 142 as of the beginning of fiscal 2003, and we expect to amortize approximately $373,000 of net identifiable intangibles in fiscal 2006 through 2009. However, to the extent that our goodwill or other identifiable intangibles are considered to be impaired because circumstances indicate their carrying value may not be recoverable, all or a portion of these assets may be subject to write-off in the quarter of impairment. Any impairment and resulting write-off could have a negative impact on our results of operations in the period goodwill or other identifiable intangibles are written off.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP OR INTRODUCE NEW PRODUCTS OR UPGRADE OUR EXISTING PRODUCTS WITH FUNCTIONALITY AND FEATURE SETS THAT ARE PREFERRED BY OUR CUSTOMERS TO THE COMPETITIVE ALTERNATIVES.

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

Companies in the software industry often resort to litigation over intellectual property rights and there has been a substantial amount of litigation in the software industry regarding intellectual property rights. During fiscal 2004 we settled an intellectual property dispute that required a significant amount of our resources. It is possible in the future that third parties may claim that our current or potential future products infringe on their intellectual property. If a court finds that we infringe on the intellectual property rights of any third party, we could be subject to liabilities, which could harm our business. As a result, we might be required to seek licenses from other companies or to refrain from using, manufacturing or selling specific products or using specific processes. Holders of patents and other intellectual property rights may not offer licenses to use their patents or other intellectual property rights on acceptable terms, or at all. Failure to obtain these licenses on commercially reasonable terms or at all could harm our business.

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

OUR BUSINESS MAY BE HARMED DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, WHICH REPRESENT A SIGNIFICANT PORTION OF OUR REVENUE.

In fiscal 2005, based on the region where the customer resides, approximately 61% of our revenue was generated from international sales. We expect that international sales will continue to represent a significant portion of our revenue for the foreseeable future. International sales are subject to a number of risks, including:

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

If we are unable to operate the professional services organization effectively, the profitability of this business could decline, or even result in a loss, which would harm our business. In addition, we may enter into professional services projects that charge customers a fixed fee for a defined deliverable. We have at times in the past underestimated and may in the future underestimate the amount of time or resources required to complete this work and receive customer acceptance. If we do not correctly estimate the amount of time or resources required for a large project or a significant number of projects, our gross margins could decline, adversely affecting our operating results.

We realize lower margins on our professional services revenue than on license revenue. As a result, if professional services revenue increases as a percentage of total revenue, our gross margins may decline and our operating results may be adversely affected.

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

These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management of our company. As a Delaware corporation, we also are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

In June 2003, pursuant to a Preferred Stock Rights Agreement, our Board of Directors issued certain Preferred Share Purchase Rights, which were amended in July 2005 to exclude the proposed acquisition of us by Sybase from the definition of what constitutes a "triggering event". The Rights were not intended to prevent a takeover of the company. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of us deemed undesirable by our Board of Directors. The Rights would cause substantial dilution to a person or group that attempted to acquire the company on terms or in a manner not approved by our Board of Directors, except pursuant to an offer conditioned upon redemption of the Rights.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and also could affect the price that some investors are willing to pay for our common stock.

IN THE EVENT THAT THE PROPOSED ACQUISITION OF US BY SYBASE DOES NOT CLOSE, WE INTEND TO PURSUE ADDITIONAL ACQUISITIONS, AND ANY ACQUISITIONS COULD PROVE DIFFICULT TO INTEGRATE WITH OUR BUSINESS, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR ADVERSELY AFFECT OUR OPERATING RESULTS.

As part of our strategy as a stand-alone company, we intend to continue to pursue the acquisition of companies that either complement or expand our existing business. If we fail to properly evaluate and execute acquisitions, our business would be harmed. We may not be able to properly evaluate the technology and accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses. Acquisitions involve a number of risks and difficulties, including:

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

As described in Part II, Item 5, in December 2004, we determined that we had inadvertently failed to register or qualify under the federal securities laws or the securities laws of certain states the public sale of approximately 893,811 shares of our common stock pursuant to our Employee Stock Purchase Plan ("ESPP"). Although our failure to file a registration statement was inadvertent, as a consequence of the failure to register or qualify the sales of our common stock under the ESPP, certain ESPP participants may have had the right to rescind their purchases under the ESPP prior to June 2005 or may have the right to recover damages from us and others related to the unregistered or nonqualified sale of the ESPP shares. Because purchasers no longer have the right to rescind their purchases, we do not intend to undertake an offer to rescind the purchases. Had we undertaken a rescission offer, our exposure for any rescission rights would not have been material to our financial condition or liquidity. Governmental regulatory authorities may seek penalties or other sanctions against us with respect to the failure to register or qualify the ESPP sales or our failure to timely disclose such failure to register or qualify the ESPP shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Substantially all of our liquid investments are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. All of our liquid investments mature within 90 days or less of June 30, 2005, therefore, we believe that the market risk arising from our holdings of liquid investments is minimal.

Sales made by our international subsidiaries are generally denominated in the subsidiary's local currency. Fluctuations in exchange rates between the U.S. dollar and other currencies could materially harm our business. From time to time, we enter into foreign currency forward contracts, typically against the Canadian dollar, euro and British pound sterling, to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting our risk that would otherwise result from changes in exchange rates. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with changes in fair value of the underlying asset or liability being managed. The success of these currency activities depends upon estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. When determining whether to enter into foreign currency forward contracts, we also consider the impact that the settlement of such forward contracts may have on our cash position. To eliminate a potential cash settlement of a forward position we may, from time to time, decide not to use foreign currency forward contracts to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries. In a period where we do not enter into foreign currency forward contracts, we could experience significant non-cash currency gains or losses if the value of the U.S. dollar strengthens or weakens significantly in relation to the value of the foreign currencies. We had no forward contracts in place as of June 30, 2005 or June 30, 2003. As of June 30, 2004, we had forward contracts with a nominal value of $10.8 million in place against the Canadian dollar, euro and British pound sterling, which matured within 30 days. We recognized net currency exchange losses of approximately $616,000 and $206,000 for fiscal 2005 and 2004, respectively, and a net currency exchange gain of approximately $261,000 for fiscal 2003.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted in Item 16 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A. CONTROLS AND PROCEDURES.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, such officers have concluded that the Disclosure Controls and Procedures are effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS
---------

RAYMOND A. SMELEK; AGE 70. Mr. Smelek has served as chairman of our Board of Directors since June 1995 and has been a director since June 1994. Since 1999, Mr. Smelek has served as Chairman of the Board of Directors of The Network Group, which provides information technology services to enterprises. He also served as Chief Executive Officer of The Network Group from 1999 to 2003. Since 1998, he has been a Vice President of Smelek & Associates, which provides management consultant services to enterprises. From June 1994 to February 1996, he was our President and Chief Executive Officer. Before joining us, Mr. Smelek was employed by Hewlett-Packard and held a number of positions, the last of which was Vice President and General Manager of the Mass Storage Group.

JAMES R. BEAN; AGE 55. Mr. Bean has served as a director of our company since August 2003. Since May 1997, Mr. Bean has been employed by Preco Electronics, Inc., an industry leader in vehicle warning systems and custom electronic products, and currently holds the position of President and Chief Executive Officer. Mr. Bean has more than 25 years of operational experience with Fortune 500 companies, including National Semiconductor Corporation, Apple Computer, Inc. and Sun Microsystems, Inc. While at Sun, he was part of the executive team that took the company public and had responsibility for manufacturing and distribution worldwide.

ARCHIE CLEMINS; AGE 61. Admiral Clemins has served as a director of our company since October 2003. Since January 2003 and November 2001, respectively, Admiral Clemins has served as the owner and president of Caribou Technologies, Inc., and co-owner of TableRock International LLC, both international consulting firms. Admiral Clemins retired from active duty in the United States Navy in 1999, and his final assignment was as the 28th Commander in Chief of the United States Pacific Fleet. He is currently a member of the Board of Directors of Global Crossing Limited, Vector Intersect Security Acquisition Corp. and several privately held companies.

ROBERT J. FRANKENBERG; AGE 58. Mr. Frankenberg has served as a director of our company since October 2003. Since December 1999, Mr. Frankenberg has served as the Chairman of Kinzan, Inc., a provider of Internet services platforms, and from May 2001 to December 2003 he was Chairman of PowerQuest, Inc., a supplier of storage management software. From May 1997 to July 2000, he served as President and Chief Executive Officer of Encanto Networks, Inc. and from April 1994 to August 1996, he served as the Chairman, President and Chief Executive Officer of Novell, Inc. Mr. Frankenberg is a member of the Board of Directors of ElectroGlas, Inc., National Semiconductor Corporation, ScanSoft, Inc. and Secure Computing Corporation.

RALPH B. GODFREY; AGE 65. Mr. Godfrey has served as one of our directors since October 2003. Since September 2000 Mr. Godfrey has been retired. From July 1990 to September 2000, Mr. Godfrey served in various business operations and sales roles at 3Com Corporation, a provider of networking products, services and solutions for enterprises, the most recent of which was as a Senior Vice President and a member of the executive committee. He had previously managed 3Com's sales organization for the Americas. Before joining 3Com in July 1990, Mr. Godfrey served as President of sales and marketing for a division of Unisys Corporation. He currently serves as a member of the Board of Directors of Rockford Corporation.

KLAUS-DIETER LAIDIG; AGE 63. Mr. Laidig has served as a director of our company since April 2004. Mr. Laidig has served as a management consultant with Laidig Business Consulting GmbH since 1998. From 1984 to 1997, Mr. Laidig served as General Manager of Hewlett Packard GmbH, where he was employed since 1967. Mr. Laidig currently serves as a director of Agile Software Corporation, Aldata Solution Oyj, Bauerfeind AG, Heiler Software AG and several privately held companies.

JODY B. OLSON; AGE 58. Mr. Olsen has served as one of our directors since August 2003. Since July 2000 Mr. Olson has been Of Counsel at Hawley Troxell Ennis & Hawley LLP, a law firm in Boise, Idaho. Mr. Olson served in many roles over 20 years at Trus Joist, a building products company, now a Weyerhaeuser Business. He retired as Vice President of Corporate Development. Mr. Olsen is currently Chairman of the Board of Public Employer Retirement System of Idaho (PERSI). He is also a member of the Board of Advisors of Galen Associates, a venture capital fund.

EXECUTIVE OFFICERS
------------------

The information required by this Item with respect to executive officers is included in Part I of this Form 10-K under the heading "Employees."

CODE OF ETHICS
--------------

We have adopted a Code of Business Conduct and Ethics for all employees and directors, which specifically applies to our Chief Executive Officer, Chief Financial Officer and persons performing similar functions. A copy of the code of ethics is available on our website at www.extendedsystems.com under the "Company-Corporate Governance" link. You can also obtain a copy by writing to our Corporate Secretary at 5777 North Meeker Avenue, Boise, Idaho 83713.

We intend to post on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics within five business days following the date of an amendment or waiver.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

Directors, executive officers and holders of more than 10% of our outstanding shares of common stock are required to file reports with the Securities and Exchange Commission indicating the number of shares of our common stock they beneficially own and any changes in their beneficial ownership. To the best of our knowledge, based solely on review of the copies of such reports furnished to us or otherwise in our files and on written representations from our directors and executive officers, our officers, directors and 10 percent shareholders complied with all applicable Section 16(a) filing requirements except as noted below.

Ms. Heusinkveld and Messrs. Doust and Jepson each failed to timely file a Form 4 related to the exercise of stock options. Mr. Jepson failed to timely file a Form 4 related to the sale of our common stock. Messrs. Benz, Pappas and Pendleton each have a delinquent Form 3 related to their appointments as executive officers. Messrs. Bean, Clemins, Frankenberg, Godfrey, Laidig, Olson and Smelek each have delinquent Form 4s related to an award of restricted stock and a grant of options to purchase our stock.

AUDIT COMMITTEE
---------------

The Audit Committee oversees the integrity of our financial statements and our accounting and financial reporting processes, including the system of internal controls and disclosure processes. The Audit Committee also oversees the independence, performance and qualifications of our independent auditors and assists the Board with legal and regulatory requirement compliance. In addition, the Committee discharges the functions of the Audit Committee imposed by all regulatory requirements. The Audit Committee has a written charter, a copy of which can be viewed on our website at www.extendedsystems.com.

The Audit Committee consists of Messrs. Olson (Chairman), Bean and Laidig, none of whom are employees of our company. Our Board of Directors has determined that Jody B. Olson, the Chairman of our Audit Committee, is an audit committee financial expert as defined in Item 401(h) of Regulation S-K and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. The Audit Committee met 10 times during the last fiscal year.


ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF EXECUTIVE COMPENSATION
---------------------------------

We have included in the following table all compensation earned during the last three years by our Chief Executive Officer and our four other most highly compensated executive officers whose total compensation during fiscal 2005 exceeded $100,000 (the "Named Executive Officers").

                                                                                           LONG-TERM
                                                             ANNUAL COMPENSATION      COMPENSATION AWARDS
                                                            ---------------------   -----------------------
                                                                                    RESTRICTED   SECURITIES
                                                    FISCAL                             STOCK     UNDERLYING    ALL OTHER
NAME AND POSITION                                    YEAR    SALARY     BONUS (1)   AWARDS (2)    OPTIONS (#) COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
Charles W. Jepson.................................   2005   $ 235,000   $ 100,000           --        5,261   $         --
     President and Chief Executive Officer........   2004     202,831          --           --      253,333         20,852(3)
                                                     2003      38,829          --           --      180,000             --

Nigel S. Doust....................................   2005     190,650     145,827           --        1,175         20,088(4)
     Vice President of Worldwide Mobility.........   2004     152,631     189,810        6,483       48,530         18,798(4)
                                                     2003      24,385      16,147           --       70,000          3,457(4)

Valerie A. Heusinkveld............................   2005     171,250      50,000           --          801             --
     Vice President of Finance, Chief Financial      2004     105,875          --           --      100,000             --
     Officer and Corporate Secretary..............   2003          --          --           --           --             --

Gregory T. Pappas.................................   2005     143,182      30,000           --       85,000         25,000(5)
     Vice President of Human Resources............   2004          --          --           --           --             --
                                                     2003          --          --           --           --             --

Mark A. Willnerd..................................   2005     132,516      30,000           --           --             --
     Vice President of Business Development.......   2004     118,746          --       11,554       37,380             --
                                                     2003     101,148          --           --       15,000          1,673(6)

(1)  Includes quarterly sales commissions.
(2) Represents the value of restricted shares granted based on the closing price of common stock on the grant date. On October 31, 2003, restricted stock grants were made to Mr. Doust for 1,470 shares and Mr. Willnerd for 2,620 shares. The restrictions on these shares lapsed on October 31, 2004, the one-year anniversary of the grant date.
(3)  Consists of reimbursed moving expenses.
(4)  Consists of a monthly car allowance.
(5)  Consists of a hiring bonus.
(6)  Consists of contributions to our defined contribution plan.


OPTION GRANTS IN FISCAL 2005 FOR NAMED EXECUTIVE OFFICERS

The following table includes information on grants of options to purchase shares of our common stock that we made to the Named Executive Officers during fiscal 2005. The options granted to Mr. Pappas vest over a four-year period and have a 10-year term. The remaining options set forth in the following table were vested on the grant date of December 31, 2004 and had an expiration date of February 15, 2005. We calculated the potential realizable value based on the following:

o    the term of the option on its grant date;
o the assumption that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; and
o the assumption that the option is exercised and sold on the last day of its term for the appreciated price.

Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions.

                           NUMBER OF    % OF TOTAL                                             POTENTIAL REALIZABLE VALUE AT
                            SHARES       OPTIONS                                               ASSUMED ANNUAL RATES OF STOCK
                          UNDERLYING    GRANTED TO     EXERCISE     MARKET                  PRICE APPRECIATION FOR OPTION TERM
                            OPTIONS    EMPLOYEES IN     PRICE      PRICE ON    EXPIRATION   ----------------------------------
NAME AND POSITION           GRANTED    FISCAL 2005    PER SHARE   GRANT DATE      DATE          0%         5%           10%
------------------------------------------------------------------------------------------------------------------------------
Charles W. Jepson.........     5,261         *         $ 2.091      $ 2.460     02/15/05      1,941       2,021        2,098

Nigel S. Doust............     1,175         *         $ 2.091      $ 2.460     02/15/05       434         451          469

Valerie A. Heusinkveld....       801         *         $ 2.091      $ 2.460     02/15/05       296         308          319

Gregory T. Pappas.........    85,000        9%         $ 3.751      $ 3.751     07/26/14        0        200,514      508,141

   * Less than 1%


OPTION EXERCISES IN FISCAL 2005 FOR NAMED EXECUTIVE OFFICERS
------------------------------------------------------------

The following table includes information regarding the number of shares acquired through the exercise of stock options during fiscal 2005 by each of the Named Executive Officers and the value of unexercised options as of June 30, 2005. We have also included the values of "in-the-money" options that represent the positive "spread" between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of June 30, 2005.

                                                      NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                            SHARES                OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END
                          ACQUIRED ON    VALUE    ---------------------------   ---------------------------
NAME AND POSITION          EXERCISE    REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------------------- -------------------------------------------------------------------
Charles W. Jepson.........     5,261   $  8,728       358,332          75,001   $   173,249   $     123,752

Nigel S. Doust............     1,175      1,832        53,807          64,723            --              --

Valerie A. Heusinkveld....       801      1,249        41,708          58,292            --              --

Gregory T. Pappas.........        --         --            --          85,000            --              --

Mark A. Willnerd..........        --         --        51,813          25,076        10,913             787


COMPENSATION OF DIRECTORS
-------------------------

Our directors do not receive cash fees as compensation for their services as directors. Our directors are, however, reimbursed for travel and other expenses incurred in attending our Board of Directors meetings and meetings of committees of the Board of Directors. The directors are eligible to participate in our 1998 Director Option Plan (the "Director Plan"). Under the Director Plan, option grants and restricted stock grants are automatic and non-discretionary and the exercise price of an option grant is 100% of the fair market value of our common stock on the grant date. Each option granted from the Director Plan has a term of 10 years, unless the director ceases to be a director. Upon ceasing to serve as a director, the former director has one year from the date of termination as a director to exercise a vested option, and only then to the extent that the director was entitled to exercise the option on the date of termination.

Under the Director Plan each director receives an initial grant of an option to purchase 20,000 shares of common stock on the date that he or she first becomes a director. One-third of the shares from this initial grant vests and becomes exercisable on the first anniversary of the date of grant and the remaining shares vest and become exercisable at a rate of 1/36th per month of the total shares. After the initial grant, each director is automatically granted an option to purchase 10,000 shares of our common stock on the date of our annual meeting of stockholders each year, if the director has served on our Board of Directors for at least six months. The shares from the director's subsequent annual option vest and become exercisable in full on the earlier of the first anniversary of the date of grant of that option or the date of the next annual meeting of stockholders.

Under the Director Plan each director is also automatically granted a number of shares of restricted stock on the date of our annual meeting of stockholders each year. The number of shares of restricted stock is determined by dividing $16,000 by the fair market value of a share on the date of our annual meeting of stockholders. One-third of the shares of this restricted stock grant are released from our option to repurchase the shares on the anniversary date of grant and remaining shares are released from our option to repurchase the shares as to one-third of the shares in each of the following two years. Our option to repurchase the shares lapses in full on the earlier of the anniversary date of the grant or the date of the next annual meeting of stockholders if the director has attended at least 75% of all board meetings held during the last year.

The Chairman of our Board of Directors is automatically granted an additional number of shares of restricted stock on the date of our annual meeting of stockholders each year in excess of the annual grant to all directors set forth above. The number of shares that the Chairman of our Board of Directors receives is determined by dividing $20,000 by the fair market value of a share on the date of our annual meeting of stockholders. The Chairman of our Audit Committee and the Chairman of our Compensation Committee are also automatically granted an additional number of shares of restricted stock on the date of our annual meeting of stockholders each year. The number of shares that the Chairman of our Audit Committee receives is determined by dividing $12,500 by the fair market value of a share on the date of our annual meeting of stockholders. The number of shares that the Chairman of our Compensation Committee receives is determined by dividing $7,500 by the fair market value of a share on the date of our annual meeting of stockholders. For each of the grants to the Chairman of our Board of Directors, the Chairman of our Audit Committee and the Chairman of our Compensation Committee, our option to repurchase the shares lapses with respect to one-third of the shares of these grants on the anniversary date of grant and the remaining option to repurchase the shares lapses as to one-third of the shares in each of the following two years. Our right to repurchase the shares lapses in its entirety on the earlier of the anniversary date or the date of the next annual meeting of stockholders if the director has attended at least 75% of all board meetings held during the last year in the case of the Chairman of the Board of Directors, 75% of all Audit Committee meetings in the case of the Chairman of the Audit Committee or 75% of all Compensation Committee meetings in the case of the Chairman of the Compensation Committee.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
------------------------------------------------------------------------
ARRANGEMENTS
------------

We have entered into employment agreements with our executive officers and certain key employees. We agreed that if the individual is terminated without cause or constructively terminated, as those terms are defined below, he or she will be entitled to receive six months of his or her then base salary, $3,000 in lieu of fringe benefits ((pound)6,500 for Mr. Doust), all salary, vacation time and other benefits earned and accrued before the date of termination, and a pro rata bonus for the year in which the termination without cause or constructive termination occurs, assuming that the individual would have received a bonus. The individual must execute a mutually agreeable release of claims in order to receive the benefits described in the preceding sentence.

We also have entered into agreements with certain of our executive officers and certain key employees that provide certain severance and other benefits in connection with a change in control of our company, each of which (with the exception of Mr. Doust's employment agreement) was amended in connection with the execution of the merger agreement with Sybase. Pursuant to the employment agreements, as amended, if the employment of any such individual is terminated other than for cause, death or disability, or any such individual terminates his or her employment for good reason, each such individual will be entitled to the following benefits:

     o A payment, in 18 equal monthly installments, of an amount equal to (i) any unpaid annual base salary through the date of termination, (ii) the product of such individual's annual bonus amount and a fraction, the numerator of which is the number of days in the then current fiscal year through the date of termination, and the denominator of which is 365, (iii) any previously deferred compensation, (iv) any accrued vacation pay and (v) an amount equal to 1.5 times the sum of such individual's annual base salary and annual bonus amount;

     o Pursuant to the terms of the amendment to the employment agreement, a one-time payment of $36,000 to assist in the payment of such individual's medical, dental and vision insurance. With respect to Mr. Doust, the continuation of benefits for 18 months after his termination at least equal to those which are provided in accordance with his then current welfare benefit plans, or, if more favorable to Mr. Doust, benefits as in effect at any time thereafter with respect to other peer executives of our company and its affiliated companies; provided that if Mr. Doust is reemployed and eligible for medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described under the employment agreement will terminate; and

     o The reimbursement of customary outplacement benefits and other expenses in connection with the termination of employment of up to $10,000.

The amendment to the employment agreement also provides that each of the above individuals would waive rights included in their original employment agreements to have our company pay the costs of any legal proceedings between the parties related to the employment agreements. Pursuant to the employment agreement we entered into with Mr. Doust, we have agreed to pay the costs reasonably incurred by Mr. Doust of any legal proceedings (regardless of outcome) between the parties related to Mr. Doust's employment agreement.

For purposes of each covered individual's employment agreement, as amended, a change in control would occur if:

     o a person acquires 50% or more of either (A) the outstanding common stock of the company or (B) the combined voting power of the then outstanding voting securities of the company entitled to vote in the election of directors;

     o we merge with or are consolidated into any other corporation or entity where our stockholders immediately before the merger or consolidation do not hold at least 50% of the voting power of the resulting corporation immediately after the merger or consolidation;

     o there is a change in the make-up of the Board of Directors whereby the current incumbent members cease to constitute a majority of the Board and the new Board members were not approved by at least a majority vote of the current incumbent Board members;

     o there is a business combination and the board of directors of the resulting combined corporation is not made up of a majority of the company's incumbent members of the Board of Directors before the business combination; or

     o    there is a complete liquidation or dissolution of the company.

In connection with the execution of the merger agreement with Sybase, we entered into an employment separation and release agreement (the "separation agreement") with Charles Jepson, which will become effective as of the closing of the acquisition. Pursuant to the separation agreement, we agreed to make a lump-sum severance payment of $505,000 to Mr. Jepson upon his termination of employment at the closing of the acquisition and Mr. Jepson agreed to: (i) accept a one-time payment of $36,000 in lieu of continuation of benefits after termination, (ii) waive rights to have us provide a gross up in the event that Mr. Jepson should be subject to excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, (iii) waive rights to have us pay the costs of any legal proceedings between the parties related to his employment agreement and (iv) provide a release of claims to us in connection with his termination of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
---------------------------------------------------------------------------
DECISIONS
---------

During fiscal 2005, the Compensation Committee of our Board of Directors consisted of Messrs. Clemins, Frankenberg (Chairman) and Godfrey, none of whom are or have been an officer or employee of our company. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------

The following table sets forth the beneficial ownership of shares of our common stock owned as of September 9, 2005, by (1) each person or entity known by us to beneficially own more than 5% of the shares of our common stock, (2) each director and named executive officer individually and (3) all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with SEC rules. Unless otherwise indicated, all shares of our common stock are owned directly and the indicated owner has sole voting and dispositive power with respect to such shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 9, 2005 are deemed outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding the options, but are not deemed outstanding or beneficially owned for the purpose of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 15,633,354 shares outstanding as of September 9, 2005. Beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the SEC and which generally set forth ownership interests as of September 9, 2005. Unless otherwise noted, the address of each of the beneficial owners listed in this table is: c/o Extended Systems Incorporated, 5777 North Meeker Avenue, Boise, Idaho 83713.

                                                                   NUMBER OF SHARES      PERCENT OF SHARES
                                                                  BENEFICIALLY OWNED    BENEFICIALLY OWNED
                                                                  ------------------    ------------------
Beneficial Owners
-----------------
5% STOCKHOLDERS:
Diker Management LLC (1)........................................             962,411                   6.2%
  745 Fifth Avenue, Suite 1409
  New York, York 10151
Douglas B. Winterrowd (2).......................................           1,072,503                   6.9%
Charles M. Jopson (3)...........................................             991,164                   6.3%


DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Charles W. Jepson...............................................             382,276                   2.5%
Raymond A. Smelek (4)...........................................             213,249                   1.4%
Neal J. Benz....................................................                  --                    --
Mark A. Willnerd (5)............................................              65,762                     *
Nigel S. Doust (6)..............................................              66,015                     *
Jody B. Olson (7)...............................................              32,399                     *
Robert J. Frankenberg (8).......................................              29,076                     *
James R. Bean (9)...............................................              25,133                     *
Archie Clemins (10).............................................              24,717                     *
Ralph B. Godfrey (11)...........................................              24,717                     *
Valerie A. Heusinkveld (12).....................................              48,791                     *
Klaus-Dieter Laidig (13)........................................              16,416                     *
Nathan L. Pendleton (14)........................................              36,951                     *
Gregory T. Pappas (15)..........................................              26,561                     *
All directors and executive officers as a group (14 persons)....             992,063                   6.4%

(1)  Reflects ownership of 962,411 shares of our common stock as reported on
     Schedule 13G dated February14, 2005 and filed with the SEC.

(2) Includes 1,000 shares of common stock underlying stock options exercisable within 60 days. Also includes 130,000 shares held of record by the Doug and Eileen Winterrowd Education Trust.

(3) Includes 373,332 shares of common stock underlying stock options exercisable within 60 days.

(4) Includes 72,854 shares of common stock underlying stock options exercisable within 60 days. Includes 13,186 shares which are subject to a right of repurchase by us. Also includes 15,866 shares held of record by the Smelek Family Foundation and 1,942 shares held of record by Smelek & Associates, a business owned by Mr. Smelek's spouse.

(5) Includes 55,199 shares of common stock underlying stock options exercisable within 60 days. Also includes 97 shares held of record by Mr. Willnerd's spouse.

(6) Includes 62,015 shares of common stock underlying stock options exercisable within 60 days.

(7) Includes 15,833 shares of common stock underlying stock options exercisable within 60 days. Also includes 10,438 shares which are subject to a right of repurchase by us.

(8) Includes 15,417 shares of common stock underlying stock options exercisable within 60 days. Also includes 8,607 shares which are subject to a right of repurchase by us.

(9) Includes 15,833 shares of common stock underlying stock options exercisable within 60 days. Also includes 5,860 shares which are subject to a right of repurchase by us.

(10) Includes 15,417 shares of common stock underlying stock options exercisable within 60 days. Also includes 5,860 shares which are subject to a right of repurchase by us.

(11) Includes 15,417 shares of common stock underlying stock options exercisable within 60 days. Also includes 5,860 shares which are subject to a right of repurchase by us.

(12) Includes 47,542 shares of common stock underlying stock options exercisable within 60 days.

(13) Includes 10,556 shares of common stock underlying stock options exercisable within 60 days. Also includes 10,438 shares which are subject to a right of repurchase by us.

(14) Includes 35,000 shares of common stock underlying stock options exercisable within 60 days.

(15) Includes 26,562 shares of common stock underlying stock options exercisable within 60 days.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

                                                                                                             NUMBER OF SECURITIES
                                                                                                            REMAINING AVAILABLE FOR
                                                             NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER
                                                             BE ISSUED UPON EXERCISE   EXERCISE PRICE OF   EQUITY COMPENSATION PLANS
                                                             OF OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES
                                                               WARRANTS AND RIGHTS    WARRANTS AND RIGHTS  REFLECTED IN COLUMN (A))
                                                             -----------------------------------------------------------------------
Plan Category                                                          (A)                    (B)                     (C)
                                                             -----------------------------------------------------------------------
Equity compensation plans approved by shareholders...........              2,802,267       $    7.18                1,113,493
Equity compensation plans not approved by shareholders (1)...                 35,000       $    7.35                       --
                                                             -----------------------                       -------------------------
     Total ..................................................              2,837,267       $    7.18                1,113,493
                                                             =======================                       =========================

     (1) On January 15, 2002, in connection with obtaining our line of credit with Silicon Valley Bank, we issued stock warrants to purchase 35,000 shares of our common stock at an exercise price of $7.35 per share. The warrants vested immediately upon issuance and expire seven years from the date of the grant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the information contained in Part III, Item 11 of this Form 10-K under the heading entitled "Employment Contracts and Termination of Employment and Change-in-Control Agreements"


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees plus reimbursed expenses billed to us or to be billed for our fiscal 2005 and fiscal 2004 audit and audit-related services and fees billed to us for other services that were performed in fiscal 2005 and fiscal 2004 by our independent registered public accounting firm, Grant Thornton LLP, and by PricewaterhouseCoopers, our former independent registered public accounting firm:

                                               FOR THE YEAR ENDED JUNE 30,
                                               --------------------------
                                                 2005              2004
                                               --------          --------
Audit Fees (1) ..............................  $488,847          $287,448
Audit-Related Fees (2).......................    11,225                --
Tax Fees (3) ................................        --                --
All Other Fees (4) ..........................     3,195            66,000
                                               --------          --------
                                               $503,267          $353,448
                                               ========          ========


(1) Audit Fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of interim consolidated financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. In fiscal 2005 all fees relate to services rendered by Grant Thornton LLP and in fiscal 2004 all fees relate to services rendered by PricewaterhouseCoopers LLP.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." In fiscal 2005 these services relate to $3,500 of services rendered by PricewaterhouseCoopers LLP in connection with the filing of a Form S-8 registration statement and $7,725 of services rendered by Grant Thornton LLP in connection with the filing of a Form S-8 registration statement.

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4) All Other Fees consist of fees for products and services other than the services reported above. In fiscal 2004 fees were charged for due diligence services rendered by PricewaterhouseCoopers LLP pertaining to a potential acquisition. In fiscal 2005 fees were charged by Grant Thornton LLP for services rendered in connection with the proposed acquisition of us by Sybase.


PRE-APPROVAL POLICIES AND PROCEDURES
------------------------------------

The Audit Committee meets with our independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates. The Audit Committee also meets with our independent registered accounting firm, on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work. As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved.

Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to us by our independent registered public accounting firm.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(A)  1. FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this report:

     Consolidated financial statements as of June 30, 2005 and 2004 and for each of the three years in the period ended June 30, 2005:

Reports of Independent Registered Public Accounting Firms ................    55
Consolidated Balance Sheets...............................................    57
Consolidated Statements of Operations.....................................    58
Consolidated Statements of Comprehensive Income (Loss)....................    59
Consolidated Statements of Stockholders' Equity...........................    60
Consolidated Statements of Cash Flows.....................................    61
Notes to Consolidated Financial Statements................................    62

     2. FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts...........................    78

     All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes to our consolidated financial statements.

     3. EXHIBITS

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------

   2.4 Agreement and Plan of Merger and Reorganization by and among Extended Systems Incorporated, Venus Acquisition Corporation, ViaFone, Inc., U.S. Bank N.A. as the Escrow Agent and Josh Stein as the Company Representative dated May 28, 2002. (5)
   3.1              Restated Certificate of Incorporation. (1)
   3.2              Restated Bylaws. (2)
   4.1 Preferred Stock Rights Agreement, dated June 5, 2003, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively. (7)
   10.1             Form of Indemnification Agreement for directors and
                    officers. (9)
   10.2.1           1998 Stock Plan and form of agreement thereunder. (1)
   10.2.2           Amendment 1 to the 1998 Stock Plan. (4)
   10.3.1 1998 Employee Stock Purchase Plan and forms of participation agreements thereunder. (1)
   10.3.2           Amendment 1 to the Employee Stock Purchase Plan. (4)
   10.4             1998 Directors Stock Option Plan (Restated 10/21/03) (10)
   10.5             1994 Incentive Stock Option Plan. (1)
   10.6             1987 Restricted Stock Option Plan, as amended. (1)
   10.7             1984 Incentive Stock Option Plan, as amended. (1)
   10.8             Extended Systems Incorporated 2001 Approved Share Option
                    Scheme. (4)
   10.9             Extended Systems Incorporated 401(k) Plan. (1)
   10.10.1 ommercial/Investment Real Estate Purchase and Sale Agreement dated September 3, 2003 between Extended Systems of Idaho, Incorporated and C Hopkins Real Estate Investment #I, LLC.
                    (8)
   10.10.2 ommercial Lease Agreement dated September 26, 3003 between Extended Systems of Idaho, Incorporated and Hopkins Real Estate Investments, LLC. C (8)
   10.10.3 Option Agreement dated September 26, 2003 between Extended Systems of Idaho, Incorporated and Hopkins Real Estate Investments, LLC. (8)
   10.11 Real Estate Purchase Agreement dated September 2, 2003 between Extended Systems of Idaho, Incorporated and Brighton Investments, LLC. (9)
   10.20 Form of Change in Control Agreement for U.S. officers including Charles Jepson, Valerie Heusinkveld, Gregory Pappas, Kerrin Pease, Jeffrey Siegel, David Willis and Mark Willnerd. (12)
   10.21            Employment Agreement between the Company and Steven D.
                    Simpson. (1)
   10.22            Employment Agreement between the Company and Raymond A.
                    Smelek. (8)
   10.26            Employment Agreement between the Company and Bradley J.
                    Surkamer. (3)
   10.27.1          Employment Agreement between the Company and Karla K. Rosa.
                    (3)
   10.27.2 Amendment to Employment Agreement between the Company and Karla K. Rosa. (8)
   10.28            Employment Agreement between the Company and Raphael Auphan.
                    (6)
   10.29            Employment Agreement between the Company and Fernando
                    Ruarte. (6)
   10.30.1          Employment Agreement between the Company and Kerrin Pease.
                    (8)
   10.30.2 Amendment to Employment Agreement between the Company and Kerrin Pease. (8)

   10.31.1          Employment Agreement between the Company and Mark A.
                    Willnerd. (8)
   10.31.2 Amendment to Employment Agreement between the Company and Mark A. Willnerd. (8)
   10.32.1          Employment Agreement between the Company and Nigel Doust.
                    (8)
   10.32.2 Amendment to Employment Agreement between the Company and Nigel Doust. (8)
   10.33            Employment Agreement between the Company and Charles W.
                    Jepson. (8)
   10.34            Employment Agreement between the Company and David L. Willis
                    (10)
   10.35            Employment Agreement between the Company and Valerie A.
                    Heusinkveld (10)
   10.36            Employment Agreement between the Company and Jeffrey M.
                    Siegel (12)
   10.50            Separation Agreement between the Company and Donald J.
                    Baumgartner. (8)
   10.51            Separation Agreement between the Company and Bradley J.
                    Surkamer. (8)
   10.52            Separation Agreement between the Company and Fernando
                    Ruarte. (8)
   10.53            Separation Agreement between the Company and Raphael Auphan.
                    (8)
   10.54            Separation Agreement between the Company and Steven D.
                    Simpson. (8)
   10.55            Separation Agreement between the Company and Karla K. Rosa
                    (10)
   10.56            Separation Agreement between the Company and David Willis
                    (13)
   10.57            Separation Agreement between the Company and Kerrin Pease
                    (14)
   10.58            Separation Agreement between the Company and Jeffrey Siegel
                    (15)
   10.70 Settlement and License Agreement dated March 4, 2004 by and between the Company and Intellisync Corporation (11)
   10.80 Agreement and Plan of Merger by and among Sybase, Inc., Ernst Acquisition Corporation and Extended Systems Incorporated dated as of July 28, 2005 (16)
   10.81 Form of Company Voting Agreement for Directors and Executive Officers (16)
   10.82            Form of Company Voting Agreement for Founders (16)
   10.83            Form of Amendment to Change of Control Employment Agreement
                    (16)
   10.84 Employment Separation and General Release Agreement between the Company and Charles W. Jepson dated as of July 28, 2005
                    (16)
   10.85 Non-Competition Agreement between Charles W. Jepson and Sybase, Inc. dated as of July 28, 2005 (16)
   10.86 Letter of Contingent Employment Offer to Mark A. Willnerd from Sybase, Inc. dated as of July 27, 2005 (16)
   10.87 Amendment to Preferred Stock Rights Agreement dated as of July 28, 2005 (16)
   21.1             List of Subsidiaries.*
   23.1             Consents of Independent Registered Public Accounting Firms.*
   31 Certification of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
   32               Certification of Executive Officers pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

--------------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-42709) filed with the Securities and Exchange Commission on March 4, 1998.

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

(8) Incorporated by reference from our Annual Report on 10-K filed with the Securities and Exchange Commission on September 29, 2003.

(9) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

(10) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 17, 2004.

(11) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2004.

(12) Incorporated by reference from our Annual Report on 10-K filed with the Securities and Exchange Commission on September 29, 2004.

(13) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004.

(14) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2005.

(15) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.

(16) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission August 1, 2005.

* Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Extended Systems Incorporated

We have audited the accompanying consolidated balance sheet of Extended Systems Incorporated and subsidiaries as of June 30, 2005 and the related consolidated statement of operations, stockholders' equity, comprehensive income, and cash flow for the year ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extended Systems Incorporated and subsidiaries as of June 30, 2005 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Extended Systems Incorporated for the year ended June 30, 2005. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


/s/ Grant Thornton LLP

Salt Lake City, Utah
September 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Extended Systems Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in owner's net investment/stockholders' equity and cash flows present fairly, in all material respects, the financial position of Extended Systems Incorporated and its subsidiaries at June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 78 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
September 29, 2004

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                                               JUNE 30,        JUNE 30,
                                                                                 2005            2004
                                                                             ------------    ------------
ASSETS
Current:
     Cash and cash equivalents ...........................................   $     13,617    $      7,225
     Receivables, net of allowances of $549 and $425 .....................          7,058           6,772
     Prepaid and other ...................................................          1,620           1,449
                                                                             ------------    ------------
         Total current assets ............................................         22,295          15,446

Non-Current:
     Property and equipment, net .........................................          4,703           4,331
     Construction in progress ............................................             12             384
     Goodwill ............................................................         12,489          12,489
     Intangibles, net ....................................................            373             576
     Other long-term assets ..............................................            114             130
                                                                             ------------    ------------
         Total non-current assets ........................................         17,691          17,910
                                                                             ------------    ------------
     Total assets ........................................................   $     39,986    $     33,356
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
     Accounts payable ....................................................   $      1,835    $      1,639
     Accrued expenses ....................................................          5,346           3,556
     Deferred revenue ....................................................          3,543           3,569
     Accrued restructuring ...............................................             --             116
     Note payable ........................................................            579              --
     Current portion of long-term debt ...................................             --             325
     Current portion of capital leases ...................................             11              25
                                                                             ------------    ------------
         Total current liabilities .......................................         11,314           9,230
Non-current:
     Long-term debt ......................................................          4,800           4,800
     Capital leases ......................................................              7              17
     Other long-term liabilities .........................................             92             153
                                                                             ------------    ------------
         Total non-current liabilities ...................................          4,899           4,970
                                                                             ------------    ------------
     Total liabilities ...................................................         16,213          14,200

Commitments and contingencies - Note 11

Stockholders' equity:
     Preferred stock; $0.001 par value per share; 5,000 shares authorized;
         no shares issued or outstanding .................................             --              --
     Common Stock; $0.001 par value per share; 75,000 shares authorized;
         15,623 and 15,078 shares issued and outstanding .................             16              15
     Additional paid-in capital ..........................................         49,501          48,005
     Treasury stock; $0.001 par value per share; 4 and 0 common shares ...             --              --
     Accumulated deficit .................................................        (23,175)        (27,134)
     Unamortized stock-based compensation ................................            (63)           (231)
     Accumulated other comprehensive loss ................................         (2,506)         (1,499)
                                                                             ------------    ------------
         Total stockholders' equity ......................................         23,773          19,156
                                                                             ------------    ------------
         Total liabilities and stockholders' equity ......................   $     39,986    $     33,356
                                                                             ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                     FOR THE YEARS ENDED JUNE 30,
                                                                             --------------------------------------------
                                                                                 2005            2004            2003
                                                                             ------------    ------------    ------------
Revenue:
     License fees and royalties ..........................................   $     31,148    $     25,028    $     21,733
     Services and other ..................................................          8,925           7,158           5,801
                                                                             ------------    ------------    ------------
         Total net revenue ...............................................         40,073          32,186          27,534
Costs and expenses:
     Cost of license fees and royalties ..................................            470             382             420
     Cost of services and other ..........................................          4,260           4,059           4,166
     Amortization of identifiable intangibles ............................            204             621             726
     Research and development ............................................          7,858           6,858           7,317
     Acquired in-process research and development ........................             --              --             430
     Marketing and sales .................................................         15,096          13,391          12,783
     General and administrative ..........................................          6,480           5,312           4,223
     Restructuring charges ...............................................             --           1,446             597
     Patent litigation fees, license and settlement ......................             --           3,425           1,240
     Non-cash stock-based compensation ...................................            515             490              --
                                                                             ------------    ------------    ------------
         Total costs and expenses ........................................         34,883          35,984          31,902
                                                                             ------------    ------------    ------------
         Income (loss) from operations ...................................          5,190          (3,798)         (4,368)
     Other income (expense), net .........................................           (341)            (51)            257
     Gain on sale of land ................................................             --           1,058              --
     Interest expense ....................................................           (511)           (453)           (307)
                                                                             ------------    ------------    ------------
         Income (loss) before income taxes ...............................          4,338          (3,244)         (4,418)
     Income tax provision (benefit) ......................................            379              94            (200)
                                                                             ------------    ------------    ------------
         Income (loss) from continuing operations ........................          3,959          (3,338)         (4,218)
     Discontinued operations, net of tax:
         Income from discontinued operations .............................             --              88             458
                                                                             ------------    ------------    ------------
         Net income (loss) ...............................................   $      3,959    $     (3,250)   $     (3,760)
                                                                             ============    ============    ============

     Basic earnings (loss) per share:
         Earnings (loss) from continuing operations ......................   $       0.26    $      (0.23)   $      (0.31)
         Earnings from discontinued operations ...........................             --              --            0.03
                                                                             ------------    ------------    ------------
     Net earnings (loss) per share .......................................   $       0.26    $      (0.23)   $      (0.28)
                                                                             ============    ============    ============

     Diluted earnings (loss) per share:
         Earnings (loss) from continuing operations ......................   $       0.25    $      (0.23)   $      (0.31)
         Earnings from discontinued operations ...........................             --              --            0.03
                                                                             ------------    ------------    ------------
     Net earnings (loss) per share .......................................   $       0.25    $      (0.23)   $      (0.28)
                                                                             ============    ============    ============

     Number of shares used in per share calculations:
         Basic ...........................................................         15,313          14,370          13,376
         Diluted .........................................................         15,546          14,370          13,376

                   The accompanying notes are an integral part of these consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)


                                                                                     FOR THE YEARS ENDED JUNE 30,
                                                                             --------------------------------------------
                                                                                 2005            2004            2003
                                                                             ------------    ------------    ------------
     Net income (loss)....................................................   $      3,959    $     (3,250)   $     (3,760)
     Change in currency translation.......................................         (1,007)           (144)           (503)
                                                                             ------------    ------------    ------------
         Comprehensive income (loss)......................................   $      2,952    $     (3,394)   $     (4,263)
                                                                             ============    ============    ============



























                   The accompanying notes are an integral part of these consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                                                                        ACCUMULATED
                                            COMMON STOCK     ADDITIONAL                 UNAMORTIZED        OTHER           TOTAL
                                           ---------------     PAID-IN    ACCUMULATED   STOCK-BASED    COMPREHENSIVE   STOCKHOLDERS'
                                           SHARES   AMOUNT     CAPITAL      DEFICIT     COMPENSATION       LOSS           EQUITY
                                           ----------------------------------------------------------------------------------------
Balance at July 1, 2002 .................. 11,208   $   11   $   34,053   $   (20,124)  $         --   $        (852)  $     13,088
Net Income (loss) ........................     --       --           --        (3,760)            --              --         (3,760)
Translation adjustment ...................     --       --           --            --             --            (503)          (503)
Notes issued/payments received ...........     --       --          158            --             --              --            158
Stock issued in business combinations ....  2,550        3        9,894            --             --              --          9,897
Stock issued from stock option exercises
   and ESPP purchases ....................    219       --          376            --             --              --            376
                                           ----------------------------------------------------------------------------------------
Balance at June 30, 2003 ................. 13,977       14       44,481       (23,884)            --          (1,355)        19,256

Net Income (loss) ........................     --       --           --        (3,250)            --              --         (3,250)
Translation adjustment ...................     --       --           --            --             --            (144)          (144)
Notes issued/payments received ...........     --       --           19            --             --              --             19
Stock issued from stock option exercises
   and ESPP purchases ....................    928        1        2,228            --             --              --          2,229
Compensatory options .....................     --       --          598            --             --              --            598
Restricted stock grants ..................    173       --          777            --           (764)             --             13
Restricted stock amortization ............     --       --           --            --            460              --            460
Restricted stock repurchase ..............     --       --          (98)           --             73              --            (25)
                                           ----------------------------------------------------------------------------------------
Balance at June 30, 2004 ................. 15,078       15       48,005       (27,134)          (231)         (1,499)        19,156

Net Income (loss) ........................     --       --           --         3,959             --              --          3,959
Translation adjustment ...................     --       --           --            --             --          (1,007)        (1,007)
Stock issued from stock option exercises..    493        1        1,148            --             --              --          1,149
Compensatory options .....................     --       --          214            --             --              --            214
Restricted stock grants ..................     56       --          152            --           (152)             --             --
Restricted stock amortization ............     --       --           --            --            301              --            301
Restricted stock repurchase ..............     (4)      --          (18)           --             19              --              1
                                           ----------------------------------------------------------------------------------------
Balance at June 30, 2005 ................. 15,623   $   16     $ 49,501   $   (23,175)  $        (63)  $      (2,506)  $     23,773
                                           ========================================================================================

                   The accompanying notes are an integral part of these consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                               FOR THE YEARS ENDED JUNE 30,
                                                                       --------------------------------------------
                                                                           2005            2004            2003
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss) .............................................   $      3,959    $     (3,250)   $     (3,760)
     Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
         Provision for bad debts ...................................            180             166              85
         Provision for (benefit from) obsolete inventory ...........             --             (80)             86
         Depreciation and amortization .............................            765           1,516           1,905
         Stock-based compensation ..................................            515           1,046             250
         Acquired in-process research and development ..............             --              --             430
         Post-retirement benefits ..................................            (61)             --              --
         Gain on sale of property and equipment ....................             --          (1,001)             --
         Changes in assets and liabilities:
             Receivables ...........................................           (510)           (841)             33
             Prepaid and other assets ..............................           (165)           (444)           (386)
             Accounts payable and accrued expenses .................          1,165          (1,275)         (2,032)
             Deferred revenue ......................................             65             572             226
                                                                       ------------    ------------    ------------
     Net cash provided (used) by operating activities ..............          5,913          (3,591)         (3,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ..........................................           (563)           (859)            (46)
     Proceeds from sale of property and equipment ..................             --           1,564              15
     Acquisitions:
         ViaFone, net of cash acquired .............................             --              --           1,119
     Other investing activities ....................................             --              19             160
                                                                       ------------    ------------    ------------
     Net cash provided (used) by investing activities ..............           (563)            724           1,248

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale-and-leaseback of building ..................             --           4,800              --
     Proceeds from the issuance of common stock ....................          1,149           2,229             376
     Proceeds from short-term debt .................................            579              --              --
     Payments on long-term debt and capital leases .................           (349)           (456)           (499)
                                                                       ------------    ------------    ------------
     Net cash provided (used) by financing activities ..............          1,379           6,573            (123)

Effect of exchange rates on cash ...................................           (337)             17             101
                                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ...............          6,392           3,723          (1,937)

CASH AND CASH EQUIVALENTS:
     Beginning of year .............................................          7,225           3,502           5,439
                                                                       ------------    ------------    ------------
     End of year ...................................................   $     13,617    $      7,225    $      3,502
                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid .................................................   $        474    $        393    $         91
     Income taxes paid, net ........................................   $        185    $        105    $         26
     Stock issued in business combinations .........................   $         --    $         --    $      9,894

                   The accompanying notes are an integral part of these consolidated financial statements

EXTENDED SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include Extended Systems Incorporated ("we", "us", "our"), a Delaware corporation, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Tabular amounts are in thousands, except years, percentages and per share amounts.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements. It also requires that we make estimates and assumptions that affect the reported amounts of our revenue and expenses during the reporting periods. Significant estimates include those relating to revenue recognition, income taxes, intangible assets, our allowance for doubtful accounts, restructuring, business combinations, litigation and other contingencies. Our actual results could differ from those estimates.

We have a history of incurring losses from operations and have an accumulated deficit of approximately $23.2 million as of June 30, 2005. However, for the fiscal year ended June 30, 2005, we recorded income from operations of approximately $5.2 million and operating activities provided $5.9 million of cash. At June 30, 2005, we had cash and cash equivalents of $13.6 million.

We believe our existing cash and cash equivalents and borrowing capacity will be sufficient to fund our anticipated working capital and capital expenditure requirements through at least June 30, 2006. We cannot be certain, however, that the underlying assumed levels of revenues and expenses will be achieved. If operating results were to fail to meet our expectations, we could be required to seek additional sources of liquidity. These sources of liquidity could include raising funds through public or private debt financing, borrowing against our line of credit or offering additional equity securities. If additional funds are raised through the issuance of equity securities, substantial dilution to our stockholders could result. In the event additional funds are required, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

For arrangements with multiple obligations (for instance, license, service and maintenance and support), we allocate revenue to each component of the arrangement based on fair value and using the residual value method. This means that we defer revenue from the total fees associated with the arrangement equivalent to the vendor-specific objective evidence of fair value of the elements of the arrangement that have not yet been delivered. The vendor-specific objective evidence of fair value of an undelivered element is generally established by using historical evidence specific to us. For example, the vendor-specific objective evidence of fair value for maintenance and support is based upon separate sales of renewals to other customers and the fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. If we had allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported. For certain of our products, we do not sell maintenance separately but do provide minimal support, patches, bug fixes and other modifications to ensure that the products comply with their warranty provisions. Accordingly, we allow for warranty costs for these products at the time the product revenue is recognized.

When a contractual relationship with one of our customers stipulates the submission of a royalty report to us, revenue is generally recorded when the royalty report is received and recognized in the period that the report covers. If a royalty report is not received by the desired date to facilitate the closing of the books for a given fiscal period and there exists the basis to make a fair and reasonable estimate of the revenue related to that royalty report, this estimate will be recorded as revenue. Estimated royalty fees and revenues are subsequently adjusted based upon actual amounts realized. If the actual amount realized differs materially from the recorded estimate and is reported to us after an estimate has been recorded and before financial results are announced externally, the recorded amount will be adjusted to reflect the actual amount realized. If the amount differs and is reported after financial results are announced externally and does not differ materially, the adjustment will be made in the subsequent fiscal period. In cases where the arrangement with our customer provides for a prepaid nonrefundable royalty, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

We recognize revenue for support and maintenance services ratably over the contract term, which is usually 12 months, and we recognize revenue from training services as these services are performed. For professional services that involve significant implementation, customization or modification of our software that is essential to the functionality of the software, we generally recognize both the service and related software license revenue over the period of the engagement, using the percentage-of-completion method. We recognize no more than 90% of the total contract amount until project acceptance is obtained. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, or where significant uncertainty about the project completion or customer acceptance exists, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete and accepted by the customer. If we were to make different judgments or use different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related gross profit margins, might differ materially from that reported.

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

From time to time, we enter into foreign currency forward contracts, typically with respect to the euro, Canadian dollar and British pound sterling to manage fluctuations in the value of foreign currencies on transactions with our international subsidiaries, thereby limiting the risk that would otherwise result from changes in currency exchange rates. Although these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in the value of the underlying asset or liability being managed. These forward contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, as such, the contracts are recorded in the consolidated balance sheet at fair value. We report a net currency gain or loss based on changes in the fair value of forward contracts combined with the changes in fair value of the underlying asset or liability being managed. We had no forward contracts in place as of June 30, 2005. As of June 30, 2004, we had forward contracts with a nominal value of $10.8 million in place against the Canadian dollar, euro and British pound sterling, which matured within 30 days. We recognized net currency exchange losses of approximately $616,000 and $206,000 for the fiscal years ended June 30, 2005 and 2004, respectively, and a net currency exchange gain of approximately $261,000 for the fiscal year ended June 30, 2003.

EARNINGS OR LOSS PER SHARE. We compute basic earnings or loss per share by dividing net income or loss by our weighted average number of common shares outstanding during the period. We compute diluted earnings or loss per share by dividing net income or loss by the weighted average number of common shares outstanding increased by the additional common shares that would be outstanding if we had issued stock options and warrants that could potentially dilute earnings per share. We exclude stock options and warrants from diluted earnings or loss per share to the extent that their effect on the computation is antidilutive. The following shows the computation of basic and diluted earnings
(loss) per share at June 30:

                                                              -----------------------------------------
                                                                 2005           2004            2003
                                                              -----------------------------------------
Net income (loss) ..........................................  $    3,959     $   (3,250)     $   (3,760)

Shares used in computing basic earnings (loss) per share....      15,313         14,370          13,376
Effect of dilutive securities - stock options ..............         233             --              --
                                                              ----------     ----------      ----------
Shares used in computing diluted earnings (loss) per share..      15,546         14,370          13,376

Basic earnings (loss) per share ............................  $     0.26     $    (0.23)     $    (0.28)
Diluted earnings (loss) per share ..........................  $     0.25     $    (0.23)     $    (0.28)


Our diluted earnings or loss per share computations exclude the following common stock equivalents, as the affect of their inclusion would have been antidilutive for the following periods:

                                                              -----------------------------------------
                                                                 2005           2004            2003
                                                              -----------------------------------------
Stock options...............................................       2,192          3,214           3,269
Warrants....................................................          35             35              35


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

SOFTWARE DEVELOPMENT COSTS. Under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. The period between the achievement of technological feasibility and the general release of our products has been short in duration and therefore, no costs have been capitalized.

ADVERTISING COSTS. We expense advertising costs as incurred. Our advertising costs were approximately $700,000 in fiscal 2005, $1.3 million in fiscal 2004 and $1.0 million in fiscal 2003.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK. Our cash equivalents are highly liquid investments with original maturities of three months or less, readily convertible to known amounts of cash. We consider the amounts we report as cash equivalents and receivables as reasonable approximations of their fair values. We made these estimates of fair value in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." We based the fair value estimates on market information available to us as of June 30, 2005 and June 30, 2004. The use of different market assumptions and estimation methodologies could have a material effect on our estimated fair value amounts.

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

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of 7 to 15 years for land improvements, 7 to 40 years for buildings, 3 to 5 years for computer equipment and 5 to 7 years for furniture and fixtures. Our depreciation and amortization expense for property and equipment was $560,000 in fiscal 2005, $893,000 in fiscal 2004 and $1.2 million in fiscal 2003. We remove the net book value of property and equipment retired or otherwise disposed of from our books and include the net gain or loss in the determination of our results of operations. At June 30, 2005 and 2004, the cost of assets acquired under capital leases had been fully depreciated.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS. We assess the impairment of identifiable intangibles, property and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is reviewed for impairment annually in accordance with SFAS No. 142. Factors we consider important that could trigger an impairment review include, but are not limited to, (1) significant under-performance relative to historical or projected future operating results, (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (3) significant negative industry or economic trends, (4) a significant decline in our stock price for a sustained period, and (5) our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a market capitalization approach when the information is readily available. When the information is not readily available, we use a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model to measure any impairment. No assets were considered impaired at June 30, 2005, 2004 or 2003.

PRODUCT WARRANTY AND SUPPORT. We offer warranties and free support on certain products and record an accrual for the estimated future costs associated with warranty claims and support, which is based upon historical experience and our estimate of future costs. Warranty costs are reflected in our statement of operations as a cost of services.

INCOME TAXES. On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some or all of our deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. As of June 30, 2005 we had recorded a valuation allowance against 100 percent of our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This valuation allowance was recorded based on our estimates of future U.S. and foreign jurisdiction taxable income and our judgments regarding the periods over which our deferred tax assets will be recoverable.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivable and historical collection patterns.

RESTRUCTURING. We report costs associated with employee terminations and other exit activity in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits - an amendment of FASB Statements No. 5 and 43," and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We record employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. We recognize facility lease termination obligations, net of estimated sublease income, and other exit costs when we have future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. These termination and other exit costs are reported at fair value.

BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLE ASSETS. We account for purchases of acquired companies in accordance with SFAS No. 141, "Business Combinations," and account for the related acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as "developed technologies," are amortized to expense over time, while in-process research and development costs ("IPR&D"), if any, are immediately expensed in the period the acquisition is completed. Identifiable intangible assets are currently amortized over a five-year period using the straight-line method.

RECENTLY ISSUED ACCOUNTING STANDARDS. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires companies to measure all stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. 123(R) is effective beginning the first quarter of our fiscal year ending June 30, 2006.

SFAS No. 123(R) provides for adoption using one of two methods: (1) a "modified prospective" method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS No. 123(R) for all stock-based payments granted after the effective date and based on SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a "modified retrospective" method that includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. We will adopt the provisions of SFAS No. 123(R) using the "modified prospective" method.

Our current policy is to account for stock-based compensation under the intrinsic value method; however, we disclose the effect of this item as currently required by SFAS No. 123, see Note 3 - Stock-Based Compensation. We expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will significantly increase our operating expenses and result in lower earnings per share but we do not expect the requirement to have a significant impact on our financial position or liquidity.

NOTE 3.  STOCK-BASED COMPENSATION

We apply Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and its related interpretations to measure compensation expense for stock-based compensation plans. Because we usually make these grants and issues at prices equal to the current fair value of the underlying stock, under APB No. 25, we generally recognize no compensation expense with respect to stock option grants and shares issued under our employee stock purchase plan before termination. We will adopt SFAS No. 123(R) effective with our fiscal year beginning July 1, 2005. Our stock option plans allow for the issuance of restricted stock awards, under which shares of our common stock are issued at par value to employees or directors, subject to vesting restrictions, and for which compensation expense equal to the fair market value of the stock on the date of grant less par value paid is amortized over the vesting period.

Had we elected to recognize stock-based employee compensation expense based on the grant date fair value as prescribed by SFAS No. 123, our net income (loss) would have been equal to the pro forma amounts indicated below for the years ended June 30:

                                                                         2005         2004         2003
                                                                      ------------------------------------
Net income (loss), as reported....................................... $    3,959   $   (3,250)  $   (3,760)
Add:  Stock-based compensation included in reported
      net income (loss)...(1)........................................        516        1,046           --
Less: Stock-based compensation determined under SFAS No. 123 (2).....     (4,982)      (5,600)      (5,652)
                                                                      ----------   ----------   ----------
Pro forma net income (loss)                                           $     (507)  $   (7,804)  $   (9,412)
                                                                      ==========   ==========   ==========


Basic earnings (loss) per share:
     As reported..................................................... $     0.26   $    (0.23)  $    (0.28)
     Pro forma....................................................... $    (0.03)  $    (0.54)  $    (0.70)

Diluted earnings (loss) per share:
     As reported..................................................... $     0.25   $    (0.23)  $    (0.28)
     Pro forma....................................................... $    (0.03)  $    (0.54)  $    (0.70)

(1) For fiscal 2004, this amount includes $490,000 of non-cash stock-based compensation expense related to the amortization of restricted stock and a change in the terms of our 1998 Director Option Plan and $556,000 of restructuring charges related to the accelerated vesting of employee stock options and restricted stock.

(2) For fiscal 2005, this amount includes approximately $2.0 million of expense for the fourth quarter of fiscal 2005 related to the acceleration of vesting of employee stock options with an exercise price greater than $4.82 on June 30, 2005.


We estimated the fair value of shares and options issued pursuant to our stock-based compensation plans at the date of grant using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The following weighted-average assumptions and weighted-average fair values were used in determining our stock-based compensation under SFAS No. 123 for the options granted during the fiscal years ended June 30:

                                                2005             2004             2003
                                           --------------   --------------   --------------
Risk-free interest rate:
     Option plans.......................   3.88% to 4.13%   3.75% to 4.51%        4.60%
     Purchase plan......................         N/A        3.84% to 4.42%        3.30%

Expected life in years:
     Option plans.......................       7.1-7.6        7.7 to 7.6           7.6
     Purchase plan......................         N/A          0.5 to 1.4           0.5

Volatility factor:
     Option plans.......................   96.2% to 99.1%   101.4% to 103.1%     103.0%
     Purchase plan......................         N/A          -- % to 103.1%     103.0%

Dividend yield..........................         -- %         -- %                 -- %

Weighted average fair value:
     Option plans.......................        $2.55            $3.61            $2.37
     Purchase plan......................         N/A             $1.17            $0.83


NOTE 4. DISCONTINUED OPERATIONS

We exited our infrared hardware business in the quarter ended September 30, 2002 and we sold our wholly owned subsidiary, Extended Systems Singapore Pte Limited, in the quarter ended June 30, 2002. The results of these operations have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Operating results for discontinued operations are reported, net of tax, under "Income from discontinued operations" on our Statements of Operations.

The following summarizes the results of discontinued operations for the fiscal years ended June 30:

                                              2005         2004         2003
                                           ------------------------------------
Net revenue.............................   $       --   $      169   $    1,488
Gross profit............................   $       --   $      145   $      696
Income tax provision....................   $       --   $       52   $      273
Income, net of tax......................   $       --   $       88   $      458

Earnings per share:
     Basic and diluted..................   $       --   $       --   $     0.03



NOTE 5. RESTRUCTURING CHARGES

We did not incur restructuring charges in fiscal 2005. We recorded $1.4 million in workforce reduction costs during fiscal 2004. The restructuring charges consist of $791,000 of severance, benefits, and other costs related to the resignation of our former President and Chief Executive Officer, and $162,000 of severance, benefits and other costs related to the resignation of our former Chief Financial Officer. Additionally, we recorded $498,000 of expenses for the termination of 18 employees from our marketing and sales, research and development, human resources, administration and operations groups. Of the terminated employees, 14 were located in the United States and 4 were in Europe. The restructuring charge includes $554,000 of non-cash compensation resulting from the accelerated vesting of employee stock options that is not included in the table below.

We recorded $597,000 in workforce reduction costs during fiscal 2003, consisting primarily of severance, benefits and other costs related to the termination of 31 employees in research and development, marketing and sales, manufacturing, and administration, of whom 24 were located in the United States, 3 in Canada and 4 in Europe. During the first quarter of fiscal 2003 we also assumed a restructuring liability in connection with our acquisition of ViaFone. Prior to our acquisition of the company, ViaFone had implemented a restructuring program that resulted in charges for workforce reduction costs, costs related to closing its office in France and excess facilities costs related to lease commitments for space no longer used in Brisbane, California. At the time we completed the ViaFone acquisition, there were $993,000 of future lease commitments that had been accrued but not yet paid, $266,000 of workforce reduction liabilities and $30,000 of liabilities relating to the closure of ViaFone's French office.

As of June 30, 2005, all restructuring charges have been paid or reversed. A summary of the restructuring costs payable for fiscal 2005, 2004 and 2003 is outlined below:

                                                                   WORKFORCE   FACILITIES
                                                                   REDUCTION    AND OTHER
                                                                     COSTS        COSTS        TOTAL
                                                                   ---------   ----------   ----------
Balance at June 30, 2002.......................................    $      --   $       --   $       --
Restructuring charges incurred in fiscal 2003..................          597           --          597
Restructuring accrual assumed with ViaFone acquisition.........          266        1,023        1,289
Adjustment to the accrual assumed with ViaFone acquisition.....          (14)          --          (14)
Cash payments..................................................         (661)        (489)      (1,150)
                                                                   ---------   ----------   ----------
Balance at June 30, 2003.......................................          188          534          722
Restructuring charges incurred in fiscal 2004..................          897           --          897
Other adjustments..............................................          (13)(A)     (340)(B)     (353)
Cash payments..................................................          956)        (194)      (1,150)
                                                                   ---------   ----------   ----------
Balance at June 30, 2004.......................................          116           --          116
Cash payments..................................................         (116)                     (116)
                                                                   ---------   ----------   ----------
Balance at June 30, 2005.......................................    $      --   $       --   $       --
                                                                   =========   ==========   ==========

(A) An adjustment was made to the accrual for workforce reduction costs to account for amounts paid to certain former employees who were paid amounts less than originally provided.
(B) As a result of the Brisbane, CA lease termination during the second quarter of fiscal 2004, the balance of restructuring charges related to this lease as of October 31, 2003 was reversed.

NOTE 6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill and other identifiable intangible assets relate to our acquisitions of Rand Software Corporation in 1998, Oval (1415) Limited in 1999, and AppReach and ViaFone Inc. in 2002.

Goodwill is reviewed annually for impairment or more frequently if indicators of impairment arise. We completed our annual impairment assessment in the quarter ended June 30, 2005 and concluded that goodwill was not impaired. The carrying amount of goodwill as of June 30, 2005 and 2004 was approximately $12.5 million.

Other identifiable intangible assets consist of the following:

                                             AS OF JUNE 30, 2005                 AS OF JUNE 30, 2004
                                      --------------------------------    --------------------------------
                                       GROSS                               GROSS
                                      CARRYING  ACCUMULATED               CARRYING  ACCUMULATED
                                       AMOUNT   AMORTIZATION     NET       AMOUNT   AMORTIZATION     NET
                                      --------    --------    --------    --------    --------    --------
Purchased technology ..............   $  3,691    $ (3,353)   $    338    $  3,691    $ (3,165)   $    526
Customer relationships.............         80         (45)         35          80         (30)         50
Non-compete covenants .............          6          (6)         --           6          (6)         --
Other .............................          5          (5)         --           5          (5)         --
                                      --------    --------    --------    --------    --------    --------
                                      $  3,782    $ (3,409)   $    373    $  3,782    $ (3,206)   $    576
                                      ========    ========    ========    ========    ========    ========

Amortization of identifiable intangible assets was $204,000, $621,000 and $726,000 for the years ended June 30, 2005, 2004 and 2003, respectively. The purchased technology and customer relationship assets are being amortized over five years. Based on the identified intangible assets recorded at June 30, 2005, the estimated future amortization expense for fiscal years 2006, 2007 and 2008 is $172,000, $172,000 and $29,000, respectively.

NOTE 7. BUSINESS COMBINATIONS

VIAFONE, INC. In August 2002, we completed our acquisition of ViaFone. ViaFone was a privately held, leading provider of real-time, mobile platform and mobile applications that connect field sales and service employees with critical business systems, information and processes of their enterprise. As a result of the acquisition, we expected to benefit from the licensing of ViaFone's software technology and from the addition of an experienced professional services organization. We also expected to benefit from the strong cross-selling opportunities present within each company's customer base and strategic relationships. The adjusted total purchase price of $10.6 million consisted of $9.9 million of our common stock (2,550,000 shares issued based on the average stock price for the five trading days surrounding May 28, 2002) and $700,000 of direct transaction costs. The total purchase price decreased by $87,000 in the second quarter of fiscal 2003 due to an $87,000 decrease in direct transaction costs resulting from the true-up of accrued transaction costs at the time of payment. In exchange for our common stock issued, all outstanding shares of ViaFone common and preferred stock were acquired. As part of the acquisition agreement, an additional 450,000 shares of our common stock were issued to shareholders of ViaFone and placed in an escrow fund for a period of up to one year to be used as the exclusive source of reimbursement to us for breaches of certain terms of the agreement, including, among other provisions, failure of ViaFone to achieve certain revenue and net loss targets for the nine months ended September 30, 2002. ViaFone did not meet these revenue and net loss targets, and all 450,000 shares held in escrow were returned to us in December 2002 to satisfy our claims against the escrow. In accordance with the applicable provisions of the Delaware General Corporation Law, all 450,000 shares automatically became treasury stock.

The transaction was accounted for as a purchase pursuant to SFAS No. 141. The purchase price was allocated as follows:

                                                 AMORTIZATION
                                                    PERIOD       AMOUNT
                                                 ------------   --------
Existing technology..........................      5 yrs.       $    780
In-process research and development..........        n/a             430
Net tangible assets/liabilities (1)..........        n/a          (1,041)
Customer relationships.......................      5 yrs.             80
Goodwill (2).................................        n/a          10,410
                                                                --------
Purchase price (3)...........................                   $ 10,659
                                                                ========

(1) This amount reflects a net adjustment of $111,000 in the second quarter of fiscal 2003, a net adjustment of $346,000 in the third quarter of fiscal 2003 and a net adjustment of $17,000 in the fourth quarter of fiscal 2003 to the fair values of certain assets acquired and liabilities assumed from ViaFone.
(2) This amount reflects a reduction in accrued direct acquisition costs of $87,000 and net adjustments to the fair values of certain assets acquired and liabilities assumed from ViaFone in the second, third and fourth quarters of fiscal 2003 of $111,000 and, $346,000 and $17,000, respectively.
(3) This amount reflects a reduction in accrued direct acquisition costs of $87,000.

The adjusted estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows:

Current assets.............................................     $  4,722
Property and equipment.....................................          589
                                                                --------
Total assets acquired......................................        5,311
Current liabilities........................................       (4,943)
Deferred revenue...........................................         (491)
Non-current liabilities....................................         (918)
                                                                --------
Net tangible assets acquired...............................     $ (1,041)
                                                                ========

Pursuant to SFAS No. 142, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. This goodwill is not deductible for tax purposes.

The purchased in-process research and development was charged to operations at the time of acquisition as it had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from sale of those products once commercially viable, and discounting the net cash flows back to their present values using discount rates of either 19% or 21%, depending on the technology. These rates were based on the industry segment for the technology, the nature of the products to be developed, the length of time to complete development, and the overall maturity and history of the development team. The in-process research and development percentage of completion was estimated to range from 50% to 80%. As of June 30, 2005, the projects in-process at the time of acquisition had been completed with no material differences in the cost to complete from that originally estimated.

The results of operations for fiscal year 2003 include the operations of ViaFone from August 31, 2002. The following unaudited pro forma consolidated results of continuing operations for fiscal 2003 assume the ViaFone acquisition occurred at the beginning of fiscal 2003:

Net revenue from continuing operations.............................   $ 27,884
Loss from continuing operations....................................   $ (7,498)
Loss per share from continuing operations, basic and diluted.......   $  (0.56)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of fiscal 2003, nor is it indicative of results of operations for any future period.

NOTE 8. RECEIVABLES

                                          AS OF JUNE 30,     AS OF JUNE 30,
                                               2005               2004
                                           -------------------------------
Accounts receivable.....................   $      7,607              7,197
Allowance for doubtful accounts.........           (549)              (425)
                                           ------------       ------------
                                           $      7,058       $      6,772
                                           ============       ============


NOTE 9. PROPERTY AND EQUIPMENT

                                          AS OF JUNE 30,     AS OF JUNE 30,
                                               2005               2004
                                           -------------------------------
Land and land improvements..............   $        533       $        533
Buildings...............................          5,927              5,927
Computer equipment......................          4,961              4,480
Furniture and fixtures..................          1,772              1,835
                                           ------------       ------------
                                                 13,193             12,775
Less accumulated depreciation...........         (8,490)            (8,444)
                                           ------------       ------------
                                           $      4,703       $      4,331
                                           ============       ============


NOTE 10. ACCRUED EXPENSES

                                          AS OF JUNE 30,     AS OF JUNE 30,
                                               2005               2004
                                           -------------------------------
Accrued payroll and related benefits....   $      1,741       $      1,036
Accrued third-party commissions.........          1,594                587
Other accrued expenses..................          2,011              1,933
                                           ------------       ------------
                                           $      5,346       $      3,556
                                           ============       ============


NOTE 11. COMMITMENTS AND CONTINGENCIES

LEASE AND DEBT OBLIGATIONS. We currently lease office space at our locations in Boise, Idaho; Herrenberg, Germany; Toronto, Canada; Corvallis, Oregon; Paris, France; Bristol, England; San Diego, California; American Fork, Utah; and `s-Hertogenbosch, the Netherlands. We also lease certain equipment under non-cancelable operating and capital leases. Lease expense under operating lease agreements was $656,000, $578,000 and $894,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

In September 2003, we completed a transaction with Hopkins Financial Services for the sale-and-leaseback of our headquarters building and land in Boise, Idaho. Because we have a 10-year option to repurchase the building and land at any time before September 2013 at a price of $5.1 million and we sublet more than a small portion of the building space, the sale-and-leaseback was recorded as a financing transaction. The gross proceeds we received of $4.8 million are shown as long-term debt on our balance sheet at June 30, 2005. As part of the agreement, we entered into a 10-year master lease for the building with annual lease payments equal to 9.2% of the sale price, or approximately $442,000, which are recorded as interest expense. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and repairs.

In June 2005 we entered into a loan agreement with Cananwill, Inc. to finance $579,000 of our premium for directors and officers insurance for the policy period ending in May 2006. The agreement provides for 11 equal monthly payments including interest of 5.25%.

Upon completion of our acquisition of ViaFone in August 2002, we assumed $1.1 million of term debt with Silicon Valley Bank ("SVB"). We restructured that debt into a term loan due in 30 equal monthly installments bearing interest at 8%. As of June 30, 2005, this term loan had been fully repaid.

Our minimum future contractual commitments associated with our operational indebtedness and lease obligations as of June 30, 2005 are as follows:

                                                                 YEARS ENDING JUNE 30,
                                     --------------------------------------------------------------------------
                                       2006       2007       2008       2009       2010    THEREAFTER   TOTAL
                                     --------------------------------------------------------------------------
Payments pursuant to building
  sale-and-leaseback ..............  $    442   $    442   $    442   $    442   $    442   $  1,435   $  3,645
Note payable (1)...................       579         --         --         --         --         --        579
Capital leases (1) ................        11          7         --         --         --         --         18
Operating leases ..................       565        445        333        283         94        114      1,834
Post-retirement benefits (1) (2)...        12         12         12         12          7         49        104
                                     --------------------------------------------------------------------------
                                     $  1,609   $    906   $    787   $    737   $    543   $  1,598   $  6,180
                                     ==========================================================================

(1)  These amounts are reported on the balance sheet as liabilities.
(2) Fiscal 2006 includes $12,000 of current commitments included in accrued expenses on the balance sheet.


Capital lease obligations are as follows:

                                                                            AS OF
                                                                        JUNE 30, 2005
                                                                        -------------
Gross capital lease obligations......................................   $          20
Less:  Imputed interest..............................................              (2)
                                                                        -------------
Present value of net minimum lease payments..........................              18
Less:  Current portion...............................................             (11)
                                                                        -------------
Non-current capital lease obligations................................   $           7
                                                                        =============

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

From time to time we enter into indemnification agreements in our ordinary course of business with certain service providers, such as financial consultants, under which we agree to indemnify the service providers from claims, losses, damages, liabilities or other costs or expenses arising out of or related to their services. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnity obligations.

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

The following table reconciles the changes in our warranty reserve for fiscal 2004 and fiscal 2005:

Balance at July 1, 2003..............................................   $         141
Net changes in warranty accrual for the year ended June 30, 2004.....              15
                                                                        -------------
Balance at June 30, 2004.............................................             156
Net changes in warranty accrual for the year ended June 30, 2005.....              (6)
                                                                        -------------
Balance at June 30, 2005.............................................   $         150
                                                                        =============

LINE OF CREDIT. We have a demand line of credit with SVB under which we can borrow up to $2.5 million. Our borrowing capacity is limited to 80% of eligible accounts receivable. Interest on any borrowings is payable at prime and certain of our assets secure the line of credit. We are required to maintain certain financial ratios under the terms of the agreement, which will expire on August 30, 2006. As of June 30, 2005, we had no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants required under the line of credit.

LITIGATION. On June 29, 2004 AppForge, Inc. ("AppForge") filed a complaint against us in the United States District Court for the District of Delaware (the "Court"). An amended complaint was filed on August 12, 2004 joining Extended Systems of Idaho, Inc. ("ESI-Idaho") and four of our European subsidiaries. ESI-Idaho and AppForge had entered into a reseller agreement and incorporation license agreement related to certain AppForge software. AppForge alleges that we have used AppForge's technology, copyrighted material, and trademarks in a manner not authorized by the parties' agreements. We believe that our use and distribution of our products that interface with AppForge's software, copyrighted material, and trademarks has been within the scope of the parties' agreements.

We filed a motion with the Court seeking to compel arbitration and to dismiss or stay the case pending the outcome of arbitration. On March 28, 2005 the Court ordered the parties to arbitrate, stayed the case pending arbitration, and ordered that our four European subsidiaries be bound by any factual adjudications in the arbitration. ESI-Idaho had filed a demand for arbitration with the American Arbitration Association seeking a declaration of the parties' respective rights and obligations. AppForge has filed counterclaims reasserting the charges first made in its court complaint and also asserting breach of contract. The hearing in the arbitration commenced in late September 2005, but no order has yet been issued by the arbitrators. We believe that we have meritorious defenses against AppForge's counterclaims, and we will continue to vigorously defend against them. As of June 30, 2005, we have recorded no liability related to this complaint, because in management's judgment any potential loss is not probable,

In April 2002, Intellisync Corporation ("Intellisync") filed a patent infringement action against us in the U.S. District Court in Northern California. The action alleged that our XTNDConnect server and desktop synchronization products infringed on seven of Intellisync's synchronization-related patents. We incurred legal fees and other related costs in connection with defending this action in fiscal 2004 and 2003. On March 4, 2004 we mutually agreed with Intellisync to settle the patent infringement lawsuit. In connection with the settlement, in fiscal 2004 we made a one-time payment to Intellisync of $2.0 million and received a license to certain Intellisync patents. This payment covered estimated past and future royalties on revenue related to our products shipped and covered under Intellisync's licensed patents. Both companies agreed there will be no further patent litigation actions for a period of five years and Intellisync released all of our customers from any claims of infringement relating to their purchase and future use of our products. Included in the expense recorded for fiscal 2004 is $1.6 million of the $2.0 million one-time payment that related to past sales of products covered by the license. The remaining one-time payment balance of $430,000 was capitalized and is being amortized based on sales of the related products.

On December 2, 2004, ESI-Idaho, one of our a wholly owned subsidiaries, filed a complaint in the United States District Court for the District of Idaho against Agilent Technologies Singapore Pte., Ltd. ("Agilent") for failure to pay royalties due under a license agreement and for contributing to infringement of ESI-Idaho's registered copyrights in ESI-Idaho's IrDA software. Subsequently, based on factual representations from Agilent concerning the alleged conduct of Samsung Electronics Co., Ltd. ("Samsung"), on February 3, 2005, ESI-Idaho filed an Amended Complaint joining Samsung, Samsung Electronics America, Inc. and Samsung Telecommunication America, L.P. (collectively, the "Samsung Defendants") on copyright infringement claims alleging, based on Agilent's representations, that the Samsung Defendants have infringed certain of ESI-Idaho's registered copyrights in IrDA software by knowingly copying the software into Samsung phones with non-royalty bearing Agilent transceivers and importing and selling those cell phones in the United States without the permission of ESI-Idaho.

The claims in the lawsuit related to a business arrangement entered into by ESI-Idaho with Agilent and Samsung in 2002 whereby Agilent agreed to sell certain royalty-bearing transceivers to Samsung for use by Samsung with our ESI-Idaho software in Samsung cell phones. Agilent agreed to pay ESI-Idaho royalties based on Samsung's use of the ESI-Idaho software with royalty-bearing Agilent transceivers and Samsung was licensed to use ESI-Idaho software only with Agilent royalty-bearing transceivers. ESI-Idaho alleged that Samsung knowingly used ESI-Idaho software with non-royalty bearing Agilent transceivers outside the scope of its license from ESI-Idaho and that Agilent aided and abetted Samsung's conduct and has failed and refused to pay royalties to ESI-Idaho for Samsung's use of ESI-Idaho software with Agilent transceivers.

ESI-Idaho sought payments in accordance with the agreed contractual royalty rates for all uncompensated use of its software by Samsung and sought a full accounting from Agilent and Samsung as to the number of Agilent transceivers shipped to Samsung that were compatible with ESI-Idaho software and as to the number of Samsung cell phones in which ESI-Idaho software has been copied.

ESI-Idaho also filed a motion for preliminary injunction asking the Court to restrain Agilent from shipping transceivers to Samsung for use with ESI-Idaho software without payment of agreed royalties and to restrain Samsung from selling or importing in the United States any cell phones incorporating unauthorized copies of ESI-Idaho software.

Shortly after joining Samsung as a party to the lawsuit, the parties entered into a Standstill Agreement, which has subsequently been amended, under which ESI-Idaho agreed to temporarily set over the scheduled hearing on its preliminary injunction. Under the Standstill Agreement, ESI-Idaho was paid $1.5 million toward ESI-Idaho's claims against Agilent and Samsung. Shortly prior to the expiration of the Standstill Agreement, as amended, the parties entered into a Binding Memorandum of Understanding (the "Resolution Agreement"), effective April 27, 2005 that resolved the lawsuit. Under the terms of the Resolution Agreement, ESI-Idaho entered into a royalty-bearing license with Samsung for Samsung's future use of ESI-Idaho's IrDA software. ESI-Idaho also granted Samsung an option to purchase for a lump sum a two-year license to use ESI-Idaho's IrDA Software and its XTNDConnect PC software in Samsung cell phones. At the conclusion of the two-year paid up licenses, Samsung would have the option to continue to license the software at royalty rates not greater than those set out in the Resolution Agreement. On May 6, 2005, Samsung notified ESI-Idaho that Samsung would not exercise its option for the two year license. In addition to the $1.5 million received by ESI-Idaho under the Standstill Agreement in March and April 2005, the Resolution Agreement provides for additional payments. Samsung and Agilent paid ESI-Idaho $1.25 million and $2.0 million in May 2005 and August 2005, respectively, and a final payment of $1.0 million is due in December 2005.

We are also, from time to time, a party to legal disputes and proceedings arising in the ordinary course of general business activities. After taking into consideration legal counsel's evaluation of such disputes, we do not believe their outcome will have a material effect on our financial position or results of operations.

NOTE 12. STOCKHOLDERS' EQUITY

WARRANTS. In connection with entering into a line of credit agreement with SVB in January 2002, we issued warrants to purchase 35,000 shares of our common stock at an exercise price of $7.35 per share. The warrants vested immediately upon issuance and expire seven years from the date of the grant. The fair value of these warrants at the date of grant was $210,000 and was amortized and reported as interest expense. These warrants had been fully amortized as of June 30, 2005.

STOCKHOLDER RIGHTS PLAN. In June 2003, our Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a rights dividend at the rate of one right for each share of common stock held as of the close of business on June 19, 2003. The rights plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of the company without offering a fair price to all of our stockholders. The plan was amended in July 2005 to exclude the proposed acquisition of us by Sybase from the definition of what constitutes a "triggering event" (see Note 16).

Each right will entitle holders of our common stock to buy a fraction of a share of our preferred stock at an exercise price of $21 per fraction of a preferred share. Generally, the rights will be exercisable only if a person or group acquires more than 15% of the common stock or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock.

If any person or group becomes the beneficial owner of 15% or more of the common stock, referred to as a "flip-in event," each right not owned by such person or related parties will entitle its holder to purchase, at the then current exercise price of the right, our common stock having a value of twice the right's exercise price. After the occurrence of a flip-in event and before any person or affiliated group becomes the owner of 50% or more of the then outstanding common stock, we may also exchange one share of common stock for each right outstanding. In addition, if the company is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells or transfers more than 50% of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase, at the then current exercise price of the right, shares of common stock of such other person having a value of twice the right's exercise price.

We can redeem the rights at $0.001 per right at any time on or prior to the fifth day after a public announcement is made that a person or group has acquired ownership of 15% or more of our common stock. The rights will expire on June 19, 2013, unless earlier redeemed or exchanged.

STOCK OPTION PLANS. We have four incentive stock option plans, adopted in 1984, 1994, 1998 and 2001. Our employees, directors and consultants are eligible for options under these plans and options are granted at the discretion of our Board of Directors. Options granted before December 24, 1997 generally vest 20% per year over a period of five years from the date of grant. Options granted December 24, 1997 and after generally vest over a period of four years, vesting 25% on the first anniversary of the option and ratably per month for 36 months thereafter. The exercise price generally is equal to the fair market value of our common stock on the date of grant or at a price determined by our Board of Directors. For the 1984 and 1994 plans, unexercised options generally lapse ten years after issuance or upon the date the option holder ceases to be an employee. Options granted under the 1998 and 2001 plan generally lapse ten years after issuance or three months after the option holder ceases to be an employee. Shares available for grant under these plans totaled 849,762 at June 30, 2005.

We also had a restricted stock option plan, adopted in 1987. Our regular, full-time employees and directors were eligible for options under this plan. Terms of the options were determined at the date of grant. Unexercised options generally lapsed ten years after issuance or upon the date the option holder ceased to be an employee or director. We recorded unearned compensation related to these options at the date of the award based on the market value of the shares and amortized unearned compensation over the periods during which the restrictions lapsed. This plan terminated in September 1997.

We adopted a director stock plan in 1998 and amended the provisions of this plan in December 2003. Only our directors are eligible for options under this plan. Options are granted at the fair market value of our common stock on the grant date. An initial grant of 20,000 shares per director will vest over a period of three years, vesting one-third on the first anniversary of the option and ratably per month for 24 months thereafter. Subsequent grants of 10,000 shares will be automatically granted to directors each year on the date of our annual stockholders meeting provided that such directors have served on the Board of Directors for at least six months. These subsequent options will vest in full on the earlier of the first anniversary of the date of grant or the date of the next annual meeting. Unexercised options lapse ten years after issuance or one year after the date the option holder ceases to be a director. Our director stock plan also provides for an automatic annual grant of restricted stock on the date of our annual stockholders meeting. The number of restricted shares granted is determined by dividing $16,000 by the fair market value of a share on the date of our annual meeting. Our director plan also provides for additional annual grants of restricted stock to the Chairman of our Board of Directors, the Chairman of our Audit Committee and the Chairman of our Compensation Committee in an amount determined by dividing $20,000, $12,500 and $7,500, respectively, by the fair market value of a share on the date of annual meeting. One-third of the shares of restricted stock grants are released from our option to repurchase the shares on the anniversary date of grant and remaining shares are released from our option to repurchase the shares as to one-third of the shares in each of the following two years. Our option to repurchase lapses in full on the earlier of the anniversary date of the grant or the date of the next annual meeting of stockholders if the outside director has attended at least 75% of all Board of Directors meetings or Committee meetings, as applicable, held during the last year. Shares available for grant under this plan totaled 263,731 at June 30, 2005.

The following table summarizes option activity for our stock option plans:


                                      OPTIONS OUTSTANDING     WEIGHTED AVERAGE
                                       NUMBER OF SHARES        EXERCISE PRICE
                                      ----------------------------------------

As of June 30, 2002.................         2,787                $ 13.44
  Granted...........................         1,299                   2.37
  Exercised.........................           (30)                  3.64
  Cancelled/Expired.................          (787)                 11.78
                                      -------------------

As of June 30, 2003.................         3,269                   9.54
  Granted...........................         1,820                   4.72
  Exercised.........................          (451)                  5.41
  Cancelled/Expired.................        (1,424)                 11.83
                                      -------------------

As of June 30, 2004.................         3,214                   8.11
  Granted...........................           888                   3.25
  Exercised.........................          (493)                  2.33
  Cancelled/Expired.................          (807)                 13.57
                                      -------------------
As of June 30, 2005.................         2,802                $  6.01
                                      ===================


At June 30, 2005, options to purchase 2,076,838 shares from these stock plans were exercisable at prices ranging from $1.33 to $66.00 with a weighted-average per share exercise price of $6.86. At June 30, 2004, options to purchase 1,569,298 shares from these stock plans were exercisable at prices ranging from $1.33 to $66.00 with a weighted-average per share price of $11.89. At June 30, 2003, options to purchase 2,070,816 shares from these stock plans were exercisable at prices ranging from $2.24 to $66.00 with a weighted-average per share price of $11.48.

The following table summarizes information about stock options outstanding at June 30, 2005:

                                    OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                            -----------------------------------   ---------------------
                                         WEIGHTED-
                                          AVERAGE     WEIGHTED-               WEIGHTED-
                                         REMAINING     AVERAGE                 AVERAGE
RANGE OF STOCK OPTION       NUMBER OF   CONTRACTUAL   EXERCISE    NUMBER OF    EXERCISE
EXERCISE PRICES              SHARES        LIFE         PRICE      SHARES       PRICE
---------------------------------------------------------------------------------------
$1.33 to $2.73...........       511         7.69        $ 2.16        349      $ 2.17
$2.79 to $4.06...........       479         8.40        $ 3.64        156      $ 3.97
$4.125 to $4.83..........       721         8.31        $ 4.63        505      $ 4.67
$4.89 to $6.04...........       470         7.48        $ 5.10        446      $ 5.07
$6.13 to $10.89..........       481         4.03        $ 7.28        481      $ 7.28
$13.19 to $66.00.........       140         5.08        $33.90        140      $33.90
                            ---------                             ---------
$1.33 to $66.00..........     2,802         7.18        $ 6.01      2,077      $ 6.86
                            =========                             =========

EMPLOYEE STOCK PURCHASE PLAN. We adopted an employee stock purchase plan ("ESPP") in 1998. The plan was generally implemented by 24-month offering periods beginning the first trading day on or after June 30 and December 31 of each year. Each offering period contained up to four purchase periods of six months duration. The ESPP generally permitted eligible employees to purchase our common stock through payroll deductions of up to 15% of an employee's compensation, except that no participant's right to purchase shares could accrue at a rate that exceeded $25,000 each calendar year. The price of stock purchased under the ESPP was 85% of the lower of the fair market value of our common stock on the first day of an offering period or the last day of each six-month purchase period. Employees could end their participation at any time during a purchase period and be paid their payroll deduction withheld within that purchase period. The ESPP was terminated on December 31, 2004 and there were no shares available for purchase under this plan at June 30, 2005. The final purchase of shares under this plan was made on June 30, 2004.

In December 2004, we determined that we had inadvertently failed to register or qualify under the federal securities laws or the securities laws of certain states the public sale of approximately 893,811 shares of our common stock pursuant to our ESPP. Although our failure to file a registration statement was inadvertent, as a consequence of the failure to register or qualify the sales of our common stock under the ESPP, certain ESPP participants may have had the right to rescind their purchases under the ESPP prior to June 2005 or may have the right to recover damages from us and others related to the unregistered or nonqualified sale of the ESPP shares. Because purchasers no longer have the right to rescind their purchases, we do not intend to undertake an offer to rescind the purchases. Had we undertaken a rescission offer, our exposure for any rescission rights would not have been material to our financial condition or liquidity. Governmental regulatory authorities may seek penalties or other sanctions against us with respect to the failure to register or qualify the ESPP sales or our failure to timely disclose such failure to register or qualify the ESPP shares.

RESTRICTED STOCK. The issuance of restricted stock grants results in unamortized stock-based compensation based on the closing price of our common stock on the date of the stock grants. We amortize these non-cash stock compensation charges on a straight-line basis over the vesting period as the restrictions lapse. The restricted stock awards granted to employees vest 100% on the first anniversary of the grant date. The restricted stock awards granted to directors vest in the amount of one-third on the first anniversary of the grant date and one-third in each of the following two years. If the director attends the required number of board meetings held during the year, the restrictions on his awards will lapse in full on the first anniversary of the grant date. If an employee or director terminates service before vesting is complete, the restricted stock is repurchased from the individual and any compensation expense previously recognized is reversed, thereby reducing the amount of stock-based compensation amortization during the period.

On October 31, 2003, we granted 134,941 shares of restricted stock to certain employees with a purchase price equal to $0.001. Of the restricted stock granted, 22,151 shares were repurchased prior to vesting and the remaining shares vested on October 31, 2004. We recognized $497,000 of stock-based compensation related to these shares over the vesting period.

On December 11, 2003 and January 29, 2004, we granted 32,681 and 2,688 shares, respectively, of restricted stock to directors with a purchase price equal to $0.001. Of the restricted stock granted, 6,128 shares were repurchased prior to vesting and the remaining shares vested on December 9, 2004. We recognized $140,000 of stock-based compensation related to these shares over the vesting period.

On December 9, 2004, we granted 55,671 shares of restricted stock to directors with a purchase price equal to $0.001. The issuance of the restricted stock grants to directors resulted in an aggregate of $152,000 of unamortized stock-based compensation, which is being amortized over a one-year period as the restrictions are expected to lapse.

NOTE 13. INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                            FOR THE YEARS ENDED JUNE 30,
                                           ------------------------------
                                             2005       2004       2003
                                           ------------------------------
Current:
     Federal............................   $     75   $     --   $     --
     State..............................          8         --         --
     Foreign............................        296        145         73
Deferred:
     Federal............................         --         --         --
     State..............................         --         --         --
     Foreign............................         --         --         --
                                           ------------------------------
Total income tax provision (benefit)....   $    379   $    145   $     73
                                           ==============================


                                            FOR THE YEARS ENDED JUNE 30,
                                           ------------------------------
                                             2005       2004       2003
                                           ------------------------------
Continuing operations...................   $    379   $     94   $   (200)
Discontinued operations.................         --         51        273
                                           ------------------------------
Total income tax provision (benefit)....   $    379   $    145   $     73
                                           ==============================


Significant components of deferred income tax assets and liabilities are as follows:

                                          AS OF JUNE 30,     AS OF JUNE 30,
                                               2005               2004
                                           -------------------------------

Intangible asset amortization...........   $      1,287       $      1,489
Federal and state loss carryforwards....         32,951             34,158
Foreign loss carryforwards..............         11,589             11,323
Other...................................          1,117              1,141
Valuation allowance.....................        (46,944)           (48,111)
                                           -------------------------------
  Net deferred tax assets...............   $         --       $         --
                                           ===============================


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

At June 30, 2005, we had available federal, state and foreign net operating loss carryforwards of approximately $82.1 million, $76.5 million and $27.3 million, respectively. We also had unused research credit, foreign tax credit and alternative minimum tax credit carryforwards of approximately $1.0 million, $217,000 and $75,000, respectively. If not utilized, the federal net operating loss and research credit carryforwards will expire in fiscal 2020 to 2024 and the state net operating loss carryforwards will expire between fiscal 2006 and fiscal 2024. The alternative minimum tax credit can be carried forward indefinitely. Of the $27.3 million of foreign net operating loss carryforwards, approximately $4.0 million will expire between fiscal 2006 and 2010 and the balance can be utilized indefinitely. The available foreign tax credits expire in fiscal 2009 and 2010. If certain substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code, there may be an annual limitation on the amount of carryforwards that we can utilize.

Deferred tax assets of approximately $12.8 million as of June 30, 2005 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When these assets are recognized and the related valuation allowance against these assets is reduced, approximately $5.6 million of the tax benefit will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Our net deferred tax assets as of June 30, 2005 were reduced by valuation allowances of $46.9 million as a result of management having concluded that sufficient evidence does not exist under generally accepted accounting principles to support a conclusion that it is more likely than not that these assets will be realized in the future. The valuation allowance decreased by $1.2 million in fiscal 2005 and increased by $900,000 in fiscal 2004.

We have not provided U.S. income taxes on the undistributed earnings of our international subsidiaries, as such earnings are considered permanently reinvested in these operations. While these earnings could become subject to additional tax if repatriated, we do not anticipate repatriation.

Our effective income tax rate varies from the U.S. federal statutory rate as follows:

                                                                             FOR THE YEARS ENDED JUNE 30,
                                                                            ------------------------------
                                                                              2005       2004       2003
                                                                            ------------------------------
Federal tax rate.........................................................      (34.0)%    (34.0)%    (34.0)%
State taxes, net of federal benefit......................................      (10.2)      (3.4)      (4.4)
Earnings taxed in both U.S. and foreign jurisdictions....................         --       (2.5)       8.6
Earnings of subsidiaries taxed at different rates than U.S. rates........       (0.4)      (1.3)      (2.7)
In-process research and development......................................         --         --        4.0
Valuation allowance......................................................       41.5       30.7       23.2
Other, net...............................................................       (5.6)       6.0        3.3
                                                                            ------------------------------
     Effective income tax rate...........................................       (8.7)%     (4.5)%     (2.0)%
                                                                            ==============================

Income (loss) before income taxes consists of the following:

                                                                             FOR THE YEARS ENDED JUNE 30,
                                                                            ------------------------------
                                                                              2005       2004       2003
                                                                            ------------------------------
Subject to tax in:
     United States.......................................................   $  6,106   $  1,220   $ (2,973)
     Foreign Jurisdictions...............................................     (1,768)    (4,324)      (714)
                                                                            ------------------------------
     Total income (loss) before income taxes.............................   $  4,338   $ (3,104)  $ (3,687)
                                                                            ==============================

NOTE 14. BUSINESS SEGMENT AND GEOGRAPHIC DATA

We determine our reportable segments by evaluating our management and internal reporting structure based primarily on the nature of the products offered to customers and type or class of customers. As of June 30, 2005, we have classified our product offerings into one operating segment, the mobility segment, which consists of products and services that extend enterprise applications to mobile and wireless environments. The products in our mobility segment include enterprise mobility solutions, mobile device solutions and enterprise database solutions. We sell our mobility products primarily to enterprise customers, original equipment manufacturers and original device manufacturers, VARs, distributors, application developers and systems integrators.

The following tables present a summary of operating information and certain year-end balance sheet information by geographic region. Our geographic revenue information is based on the location of the selling entity. Long-lived assets consist primarily of property and equipment.

                                                                             FOR THE YEARS ENDED JUNE 30,
                                                                            ------------------------------
                                                                              2005       2004       2003
                                                                            ------------------------------
Net revenue from continuing operations:
North  America...........................................................   $ 23,496   $ 16,075   $ 16,762
Germany..................................................................      8,823      7,481      4,864
Other countries..........................................................      7,754      8,630      5,908
                                                                            ------------------------------
     Total net revenue...................................................   $ 40,073   $ 32,186   $ 27,534
                                                                            ==============================


                                                                            AS OF JUNE 30,   AS OF JUNE 30,
                                                                                2005             2004
                                                                            -------------    -------------
Long-lived assets:
North America............................................................   $       4,434    $       4,366
Germany..................................................................             169              190
Other Countries..........................................................             112              159
                                                                            -------------    -------------
   Total                                                                    $       4,715    $       4,715
                                                                            =============    =============

NOTE 15. DEFINED CONTRIBUTION PLAN

We established the Extended Systems Incorporated 401(k) Investment Plan, a defined contribution benefit plan, effective January 1991. All regular United States employees are eligible to participate. Each participant having completed six months of service is eligible for a discretionary matching contribution to his or her account, up to a maximum of three percent of his or her annual pretax compensation. We made no matching contributions to the plan in fiscal 2005 or fiscal 2004 and our matching contributions were $140,000 in fiscal 2003.

NOTE 16. SUBSEQUENT EVENTS

We entered into an agreement and plan of merger with Sybase, Inc. ("Sybase") and Ernst Acquisition Corporation, a wholly owned subsidiary of Sybase, dated as of July 28, 2005 pursuant to which we agreed to be acquired by Sybase in an all cash transaction for $4.460847 per share. Subject to approval by our stockholders and receipt of various regulatory approvals and other specified closing conditions, we expect the consummation of the merger to occur during the fourth quarter of calendar 2005.

NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                FIRST     SECOND      THIRD     FOURTH
                                                               QUARTER    QUARTER    QUARTER    QUARTER
                                                               ----------------------------------------
FOR THE YEAR ENDED JUNE 30, 2005:

Net revenue.................................................   $ 7,846    $ 9,941    $11,572    $10,713
Cost of license fees and royalties..........................        67        129        102        173
Cost of services and other..................................       885      1,060      1,197      1,116
Income (loss) from continuing operations....................        47      1,096      2,178        636
Income (loss) from discontinued operations, net of tax......        --         --         --         --
Net income (loss)...........................................        47      1,096      2,178        636

Earnings (loss) per share from continuing operations:
    Basic...................................................   $    --    $  0.07    $  0.14    $  0.04
    Diluted.................................................   $    --    $  0.07    $  0.14    $  0.04

Earnings per share from discontinued operations:
    Basic...................................................   $    --    $    --    $    --    $    --
    Diluted.................................................   $    --    $    --    $    --    $    --

Earnings (loss) per share:
    Basic...................................................   $    --    $  0.07    $  0.14    $  0.04
    Diluted.................................................   $    --    $  0.07    $  0.14    $  0.04



FOR THE YEAR ENDED JUNE 30, 2004:

Net revenue.................................................   $ 7,555    $ 8,507    $ 8,307    $ 7,817
Cost of license fees and royalties..........................        82        144        132         24
Cost of services and other..................................     1,103      1,033      1,062        860
Income (loss) from continuing operations....................    (1,477)       412     (2,085)      (188)
Income (loss) from discontinued operations, net of tax......        41         47         --         --
Net income (loss)...........................................    (1,436)       459     (2,085)      (188)

Earnings (loss) per share from continuing operations:
    Basic...................................................   $ (0.11)   $  0.03    $ (0.14)   $ (0.01)
    Diluted.................................................   $ (0.11)   $  0.03    $ (0.14)   $ (0.01)

Earnings per share from discontinued operations:
    Basic...................................................   $    --    $    --    $    --    $    --
    Diluted.................................................   $  0.01    $    --    $    --    $    --

Earnings (loss) per share:
    Basic...................................................   $ (0.11)   $  0.03    $ (0.14)   $ (0.01)
    Diluted.................................................   $ (0.10)   $  0.03    $ (0.14)   $ (0.01)

                                   SCHEDULE II

                          EXTENDED SYSTEMS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                        -----------------------------------------------------
                                                                        BALANCE AT      CHARGED      DEDUCTIONS     BALANCE
                                                                        BEGINNING      TO PROFIT        FROM         AT END
                                                                        OF PERIOD      AND LOSS      ALLOWANCE      OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------
Amount deducted in balance sheet from the asset to which it applies:

Year ended June 30, 2005:
      Allowance for doubtful accounts...............................    $      425     $     180     $      (56)    $     549
      Allowance for product returns.................................            21           (21)            --            --
      Allowance for obsolete inventory..............................           259           (26)          (233)           --
      Warranty reserve..............................................           156            (6)            --           150

Year ended June 30, 2004:
      Allowance for doubtful accounts...............................           793           166           (534)          425
      Allowance for product returns.................................            38            --            (17)           21
      Allowance for obsolete inventory..............................           360           (80)           (21)          259
      Warranty reserve..............................................           141            15             --           156

Year ended June 30, 2003:
      Allowance for doubtful accounts...............................           892            85           (184)          793
      Allowance for product returns.................................            22            17             (1)           38
      Allowance for obsolete inventory..............................           380            86           (106)          360
      Warranty reserve..............................................           175           (34)            --           141

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boise, Idaho, on October 17, 2005.



                                       EXTENDED SYSTEMS INCORPORATED


                                       By: /s/ CHARLES W. JEPSON
                                           -----------------------------
                                           CHARLES W. JEPSON
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on October 17, 2005.

         SIGNATURE                               TITLE
         ---------                               -----

/S/ CHARLES W. JEPSON             President and Chief Executive Officer
----------------------------      (Principal Executive Officer)
CHARLES W. JEPSON


/S/ VALERIE A. HEUSINKVELD        Vice President of Finance, Chief Financial
----------------------------      Officer and Corporate Secretary (Principal
VALERIE A. HEUSINKVELD            Financial and Accounting Officer)


/s/ RAYMOND A. SMELEK             Director
----------------------------
RAYMOND A. SMELEK


/s/ JAMES R. BEAN                Director
----------------------------
JAMES R. BEAN


/s/ ARCHIE CLEMINS               Director
----------------------------
ARCHIE CLEMINS


/s/ ROBERT J. FRANKENBERG        Director
----------------------------
ROBERT FRANKENBERG


/s/ RALPH B. GODFREY             Director
----------------------------
RALPH GODFREY


/s/ KLAUS-DIETER LAIDIG          Director
----------------------------
KLAUS-DIETER LAIDIG


/s/ JODY B. OLSON                Director
----------------------------
JODY B. OLSON